Form 10QSB
period 2005-09-30
MONGOLIAN EXPLORATIONS LTD
filed 2005-11-09
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2005

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 333-112830

MONGOLIAN EXPLORATIONS LTD.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

750 West Pender Street, Suite 1605
Vancouver, British Columbia, Canada	V6C 2T8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-351-1694

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,350,000 common shares, par value of $0.001 per share, outstanding as of October 25, 2005.

Traditional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

The following interim unaudited financial statements of Mongolian Explorations Ltd. (the “Company”) for the nine-month period ended September 30, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as at September 30, 2005 and December 31, 2004;

(b)	Interim statements of operations for the three and nine months ended September 30, 2005 and 2004 and for the period from August 25, 2003 (inception) to September 30, 2005 (cumulative);

(c)	Interim statements of cash flows for the nine months ended September 30, 2005 and 2004 and for the period from August 25, 2003 (inception) to September 30, 2005 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to September 30, 2005 (cumulative); and

(e)	Notes to the financial statements.

MONGOLIAN EXPLORATIONS LTD.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current
Cash	$55,693	$59,382
Share subscriptions receivable - Note 5	216,075	-

	$271,768	$59,382

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$21,805	$29,561
Promissory notes payable - Note 3 and 4	107,410	107,410

	129,215	136,971
Promissory notes payable - Note 3 and 4	102,500	100,000

	231,715	236,971

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized:
25,000,000 common shares with par value of $0.001
Issued:
3,350,000 common shares (December 31, 2004: 3,350,000	3,350	3,350
Share subscriptions - Note 5	261,075	-
Additional paid-in capital	31,850	31,850
Deficit accumulated during the pre-exploration stage	(256,222)	(212,789)

	40,053	(177,589)

	$271,768	$59,382

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2005 and 2004 and for the period August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

					August 25,
					2003
	Three months	Three months	Nine months	Nine months	(Date of
	ended	ended	ended	ended	Incorporation) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005

Expenses
Audit and accounting	$3,393	$2,250	$10,418	$7,982	$26,400
Bank charges	77	70	245	290	798
Consulting fees - Note 4	1,500	3,000	5,568	11,000	25,568
Filing and registration fees	-	1,671	5,883	4,311	12,015
Interest - Note 4	2,500	-	2,500	-	2,500
Legal fees	5,425	-	16,744	11,000	31,744
Mineral property costs-Note 4	1,600	2,100	1,600	30,780	142,696
Office and miscellaneous	-	-	475	-	1,419
Travel	-	-	-	-	13,082

Net loss for the period	$(14,495)	$(9,091)	$(43,433)	$(65,363)	$(256,222)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	3,350,000	3,350,000	3,350,000	3,350,000

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
and for the period August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

			August 25, 2003
	Nine months	Nine months	(Date of
	Ended	Ended	Incorporation) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Operating Activities
Net loss for the period	$(43,433)	$(65,363)	$(256,222)
Adjustment for non-cash items:
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	(7,756)	18,174	21,805
Advances receivable	-	(2,300)	-

Net cash used in operations	(51,189)	(49,489)	(201,917)

Financing Activities
Capital stock issued	-	-	2,700
Share subscriptions	45,000	-	45.000
Promissory notes	2,500	-	209,910

Net cash provided by financing activities	47,500	-	257,610

Increase (decrease) in cash during the period	(3,689)	(49,489)	55,693

Cash, beginning of period	59,382	75,989	-

Cash, end of period	$55,693	$26,500	$55,693

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transactions - Note 6

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
	Common Stock		Share		Pre-exploration
	Shares	Par Value	Subscriptions	Capital	Stage	Total

Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	-	31,850	-	32,500

Net loss for the period	-	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	3,350	-	31,850	(127,977)	(92,777)
Net loss for the year	-	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	3,350	-	31,850	(212,789)	(177,589)
Share subscriptions	-	-	261,075	-	-	261,075
Net loss for the period	-	-	-	-	(43,433)	(43,433)

Balance, September 30, 2005	3,350,000	$3,350	$261,075	$31,850	$(256,222)	$40,053

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 1     Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Mongolian Exploration Ltd. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004.

The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has not yet attained profitable operations and has accumulated losses of $256,222 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has obtained financing from share subscriptions and by loans from its shareholders; however, there is no guarantee that additional funds from its shareholders will be received in the future. The Company may also solicit loans from other non-affiliated individuals; however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock (Note 5). There can be no assurance that such additional funding will be available on acceptable terms, if at all.

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 10

Note 3     Promissory Notes Payable

	September 30,	December 31,
	2005	2004

Promissory notes payable, unsecured, non-interest bearing and due on demand	$107,410	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, Repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.
	102,500	100,000

	209,910	207,410
Less: current portion	(107,410)	(107,410)

	$102,500	$100,000

Note 4     Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Nine months ended		To
	September 30,		September 30,
	2005	2004	2005

Consulting fees	$5,500	$11,000	$25,500
Interest	2,500	-	2,500
Mineral property costs	-	2,000	2,000
	$8,000	$13,000	$30,000

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3

Note 4    Related Party Transactions - (cont’d)

  These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $1,000 (December 31, 2004-$6,000) owed to a shareholder of the Company.

Included in promissory notes payable is $152,500 (December 31, 2004:  $150,000) due to a director of the Company and $57,410 (December 31, 2004:  $57,410) due to shareholders of the Company.

Note 5    Commitments

a)  Option Agreements

By option agreements dated September 1, 2003, amended June 15, 2004 and November 4, 2004, and further amended June 25, 2005, (Undurshil Aimag property) and November 25, 2003, November 5, 2004 and September 1, 2005 (Ovorkhangai Aimag property), the Company was granted the exclusive options to acquire up to 100% interest in two mineral licenses located in Mongolia.

The options shall be exercised by the Company by the payment of $20,000, the issuance of a total of 650,000 common shares of the Company and exploration expenditures of not less than $35,000 resulting in two geological reports, all of which were paid during the period ended December 31, 2003. In addition, the Company must incur future exploration expenditures on each property as follows:

i)	Undurshil Aimag

Total exploration costs of $185,000, which is required to be incurred as follows:

1)	$8,556 (incurred);
2)	a further $26,444 on or before March 31, 2006;
3)	a further $50,000 on or before December 31, 2006; and
4)	a further $100,000 on or before December 31, 2007.

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 4

Note 5     Commitments - (cont’d)

a)  Option Agreements - (cont’d)

ii) Ovorkhangai Aimag

Total exploration costs of $300,000 which are required to be incurred as follows:

1)	$10,000 on or before February 28, 2004 (incurred);
2)	an additional $35,000 on or before March 31, 2006;
3)	an additional $75,000 on or before March 31, 2007; and
4)	an additional $180,000 on or before October 31, 2008.

The properties are subject to the payment of a 1.5% net smelter return royalty

b) Consulting Fee

The Company has agreed to pay a consulting fee of $500 per month to a director of the Company for the period in which he remains a director.

c) Issuance of Common Stock

Effective September 22, 2005, the US Securities and Exchange Commission approved the Company’s SB-2, as filed, for purposes of a public offering of up to 6,000,000 shares of its common stock at $0.05 per share as well as 1,350,000 shares of its common stock at $0.05 per share for the benefit of selling shareholders.

During the nine months ended September 30, 2005, the Company received subscriptions for 5,221,500 shares at $0.05 per share totalling $261,075 of which $216,075 was receivable at September 30, 2005. Subsequent to September 30, 2005, the share subscriptions receivable outstanding at September 30, 2005 were paid along with the payment for the balance of the offering of 778,500 common shares, for proceeds of $38,925.

Note 6    Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the nine months ended September 30, 2005, the Company entered into share subscription agreements totaling $261,075. Related subscriptions totaling $216,075 were outstanding at September 30, 2005. These transactions were excluded from the statement of cash flows.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our markets, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the ability to continue mining exploration on a timely basis, that we will attract customers, that there will be no material adverse competitive or regulatory change in conditions in our business, that our President will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting our business, availability of funds, common share prices, operating costs, capital costs, and other factors. Forward-looking statements are made, without limitation, in relation to marketing plans, operating plans, availability of funds, and ongoing capital and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Mongolian Explorations Ltd. (the “Company”) was incorporated on August 25, 2003, under the laws of the State of Nevada. We currently have no commercial operations or employees, own no business assets, mineral properties or real estate, and as a result we must be considered to be in our developmental and pre-exploration stage. We were formed to pursue mineral exploration and develop business opportunities. In the event that such endeavors prove to be unsuccessful, we will continue to pursue other activities which the Company deems to be in its best interests.

We are in the business of mineral exploration. We are currently conducting mineral exploration activities in the country of Mongolia in order to assess whether certain claims possess exploitable precious, base and commercial mineral reserves. (“Precious mineral” is a general term used for gold, silver and platinum group of minerals. “Base minerals” are any of the more common and chemically active minerals such as copper, lead and zinc. These minerals are often the principle minerals in the creation of steal alloys and high tech equipment. “Commercial mineral” refers to minerals that are used for construction, which include sulphur, marble and decorative granite.)

We have only recently commenced mineral exploration activities. We obtained options to acquire a 100% interest in two mineral licenses located in Mongolia from Ton Fei Fred Tham and Associates (hereinafter “Tham”). The Undershil Aimag (“Altan”) option was executed on September 1, 2003, and the Ovorkhangai Aimag (“Ovorkhangai”) option was executed on November 25, 2003. We are presently undertaking preliminary exploration work to search for economic mineralization on these claims.

We have commenced an initial stage of exploration on the Altan mineral property license. We have also commenced a fact finding mission on the Ovorkhangai mineral property license. We intend to complete these initial stages of exploration on the Altan and Ovorkhangai licenses. Upon completion, we will assess whether to undertake further stages of exploration programs based on the recommendations of geological reports and based on our ability to finance further exploration. Our proposed exploration program is designed to explore for commercially exploitable deposits of precious, base and commercial minerals. We have not, nor has any predecessor, identified any commercially exploitable mineral reserves on these mineral claims. By predecessor, we mean that there have not been any previous persons or company that has discovered any commercially exploitable reserves. We are a pre-exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

Results of Operations

To date, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. We incurred an accumulated net loss of ($256,222) for the period from inception to September 30, 2005, ($212,789) of which was attributable to the nine month period ending December 31, 2004. We have had no revenue since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economically feasible to extract the ore from the land. We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

We may involve other companies to undertake exploration work on the property. We do not intend to try and develop the reserves ourselves. When we locate a property that we believe has mining potential, we will likely invite other mining production companies to assist us. We anticipate, as is common in junior mining ventures, that these companies will have the expertise and financing necessary to mine the property.

If we are unable to complete any phase of exploration because we do not have sufficient capital, we will cease exploration activities until we raise more money or try to find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and are unable to raise additional capital, we will cease exploration activities. If we cease exploration activities, we will seek other opportunities.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($256,222) for the period from inception to September 30, 2005, ($212,789) of which was attributable to the nine month period ending December 31, 2004. We have had no revenue since our inception.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of exploration activities.

Cash and Working Capital

The Company's cash balance as of October 17, 2005 was $295,195, as compared to the cash balance of $55,693 and working capital of $142,553 as of September 30, 2005, compared to cash of $59,382 and working capital deficit of ($77,589) as of December 31, 2004.

Our working capital has increased due to the fact that we completed share subscriptions of 5,221,500 shares of common stock at $0.05 per share. As of this report date, the balance (778,500 shares of common stock at $0.05 per share) of the 6,000,000 share offering has been completed.

Nine Month Period Ended September 30, 2005

Operating expenses for the nine months period ended September 30, 2005 totaled 43,433 and from inception to period ended September 30, 2005 totaled $256,222. The company experienced a net loss of ($43,433) and ($256,222) for the nine months period ended September 30, 2005 and from inception to period ended September 30, 2005, respectively, against no revenue. The major expenses during this nine months period were legal fees of $16,744, audit and accounting fees of $10,418, filing and registration fees of $5,883, and consulting fees of $5,568. The company did not incur any expenses for wages, rent and telephone.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.01 for the nine months period ended September 30, 2005 and $0.02 from inception to period ended September 30, 2004.

Fiscal 2004 (Ended December 31, 2004)

Operating expenses from inception to period ended December 31, 2004, totaled $212,789, and the company experienced a net loss of ($212,789) against no revenue. The major expenses during this period were professional fees of $30,982, exploration costs of $141,096, travel and lodging expenses of $13,082 and consulting fees of $20,000. The company did not incur any expenses for wages, rent and telephone.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.067 from inception to period ended December 31, 2004.

Liquidity and Capital Resources

For the nine month period ended September 30, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($51,189). For the period from inception to September 30, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($209,917).

For the period from inception to September 30, 2005, net cash resulted from financing activities was in the amount of $257,610.

Our capital resources have been limited. We currently do not, and will not, generate revenue for exploration activities, and to date have relied on the sale of equity and related party loans for cash required for our exploration activities. The company has no external sources of liquidity in the form of credit lines from banks. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. If we do not secure additional financing in the future we may consider bringing in a joint venture partner to provide the required funding. We have not, however, undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist in funding the exploration of the mineral claims. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2004. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We have proceeded with the exploration of the Altan and Ovorkhangai mineral licenses to determine whether there are economic and commercially exploitable reserves of gold and/or base metals. We have undertaken reconnaissance level exploration work to determine if our properties have any potential for developing exploration targets.

We have commenced with Phase I of the exploration programs on both licenses. As of to date, we have spent $8,556 on exploration work and $7,200 in order to maintain the Altan property. By the terms of a license agreement, we are required to spend $26,444 by March 31, 2006 for the Phase II requirements on the Altan property. On September 29, 2005, the Company entered into a $26,510 geological work program proposal with Tyro Industries Corp. (“Tyro”). Due to the current weather conditions in Mongolia and Tyro’s availability, work will not begin until spring of 2006.

With regard to the Ovorkhangai property, we were required to initially spend $10,000, instead we spent $24,500 on exploration work and $23,705 in order to maintain it. Therefore, we will apply and carry forward $14,500 of the $24,500 to the next phase of the exploration expenditure program. By the terms of a license agreement, we were required to spend $35,000 by September 30, 2005 on the Ovorkhangai property. On September 29, 2005 the Company entered into a $35,500 geological work program proposal from Tyro Industries Corp. (“Tyro”). Due to the current weather conditions in Mongolia and Tyro’s availability, work will not begin until spring of 2006.

We believe our cash reserves are sufficient to meet our obligations for the next twelve month period and to pay for administrative expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of completing certain phases of the exploration work.

If we do not complete the cash payments or the exploration expenditures required under the option agreements, then our options will terminate and we will lose all rights and interests in the mineral claims.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our officer and director, Mr. Ivan Bebek. Based upon that evaluation, Mr. Bebek concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement on Form SB-2 (Registration No. 333-112830) under the Securities Act of 1933, as amended, relating to our initial public offering of our Common Stock became effective on September 22, 2005. The company completed share subscription of 6,000,000 shares of its Common Stock at $0.05 per share as of the date of this report. Total proceeds of $300,000 from the completion of this 6,000,000 share subscription remains in the Company’s bank account as of the date of this report.

Item 3.  DEFAULT UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending September 30, 2005.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibits	Document Description
3.1	Articles of Incorporation, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
3.2	Bylaws, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
10.1
Letter Agreement (Undurshil Aimag “Altan” Option Agreement) between the Company and Ton Fei Fred Tham & Associates, Dated September 1, 2003, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.

10.2
Letter Agreement (Ovorkhangai Aimag Option Agreement) between the Company and Ton Fei Fred Tham & Associates, Dated November 25, 2003, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.

10.3	Management Agreement between the Company and Timursukh Oidov, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
10.4	Promissory Note between the Company and Khulan Choilon dated August 25, 2003, incorporated by reference from our Prospectus on Form SB-2/A-1 filed April 30, 2004. File Number 333-112830.
10.5	Promissory Note between the Company and Timursukh Oidov dated August 25, 2003, incorporated by reference from our Prospectus on Form SB-2/A-1 filed April 30, 2004. File Number 333-112830.
10.6	Promissory Note between the Company and Ivan Bebek dated October 15, 2003, incorporated by reference from our Prospectus on Form SB-2/A-1 filed April 30, 2004. File Number 333-112830.
10.7	Promissory Note between the Company and Ivan Bebek dated November 21, 2003, incorporated by reference from our Prospectus on Form SB-2/A-1 filed April 30, 2004. File Number 333-112830.
10.9	Promissory Note between the Company and Ivan Bebek dated December 12, 2003, incorporated by reference from our Prospectus on Form SB-2/A-1 filed April 30, 2004. File Number 333-112830.
10.10
Addendum dated June 15, 2004, to the Letter Agreement (Undurshil Aimag “Altan” Option Agreement) between the Company and Ton Fei Fred Tham & Associates, Dated September 1, 2003, incorporated by reference from our Prospectus on Form SB-2/A-2 filed July 13, 2004. File Number 333-112830.

10.11	Deferment of Promissory Note Payment from Ivan Bebek dated August 23, 2004, incorporated by reference from our Prospectus on Form SB-2/A-3 filed September 10, 2004. File Number 333-112830.
10.12
Memo from Rio Minerals Ltd. to the Company Regarding Downsizing of Undershil Aimag “Altan” Property dated August 23, 2004, incorporated by reference from our Prospectus on Form SB-2/A-3 filed September 10, 2004. File Number 333-112830.

10.13
Addendum to Option Agreement Undershil Aimag (“Altan”) Property between the Company and Ton Fei Fred Tham & Associates, Dated November 4, 2004, incorporated by reference from our Prospectus on Form SB-2/A-4 filed on December 20, 2004. File Number 333-112830.

10.14
Addendum to Option Agreement Ovorkhangai Aimag Property between the Company and Ton Fei Fred Tham & Associates, Dated November 5, 2004, incorporated by reference from our Prospectus on Form SB-2/A-4 filed on December 20, 2004. File Number 333-112830.

10.15	Promissory Note between the Company and Ivan Bebek dated October 1, 2004, incorporated by reference from our Prospectus on Form SB-2/A-5 filed on April 28, 2005. File Number 333-112830.
10.16
Addendum dated June 25, 2005, to the Letter Agreement (Undurshil Aimag “Altan” Option Agreement) between the Company and Ton Fei Fred Tham & Associates, Dated September 1, 2003. Filed August 29, 2005. File Number 333-112830

23.1	Consent of Amisano Hanson as Auditor for Amendment No. 8 to SB-2 Prospectus. Filed August 29, 2005. File Number 333-112830
23.2	Consent of Cane Clark, LLP for Amendment No. 8 to SB-2 Prospectus. Filed August 29, 2005. File Number 333-112830
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

99.1	Undurshil Aimag (Altan) Property - Geologist Exploration Report, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
99.2	Ovorkhangai Aimag Property -- Summary Description Report, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
99.3	Glossary, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
99.4	Sample Subscription Agreement, incorporated by reference from our Prospectus on Form SB-2/A-2 filed July 13, 2004. File Number 333-112830.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGOLIAN EXPLORATIONS LTD.

DATE: November 7, 2005	/s/ Ivan Bebek
Ivan Bebek
President , Director