Form 10QSB/A
period 2005-09-30
MONGOLIAN EXPLORATIONS LTD
filed 2005-11-10
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized:
25,000,000 common shares with par value of $0.001
Issued:
3,350,000 common shares (December 31, 2004: 3,350,000)	3,350	3,350
Share subscriptions - Note 5	261,075	-
Additional paid-in capital	31,850	31,850
Deficit accumulated during the pre-exploration stage	(256,222)	(212,789)

	40,053	(177,589)

	$271,768	$59,382

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2005 and 2004 and for the period August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

					August 25,
					2003
	Three months	Three months	Nine months	Nine months	(Date of
	Ended	ended	ended	ended	Incorporation to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005

Expenses
Audit and accounting	$3,393	$2,250	$10,418	$7,982	$26,400
Bank charges	77	70	245	290	798
Consulting fees - Note 4	1,500	3,000	5,568	11,000	25,568
Filing and registration fees	-	1,671	5,883	4,311	12,015
Interest - Note 4	2,500	-	2,500	-	2,500
Legal fees	5,425	-	16,744	11,000	31,744
Mineral property costs-Note 4	1,600	2,100	1,600	30,780	142,696
Office and miscellaneous	-	-	475	-	1,419
Travel	-	-	-	-	13,082

Net loss for the period	$(14,495)	$(9,091)	$(43,433)	$(65,363)	$(256,222)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	3,350,000	3,350,000	3,350,000	3,350,000

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
and for the period August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

			August 25, 2003
	Nine months	Nine months	(Date of
	Ended	Ended	Incorporation) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Operating Activities
Net loss for the period	$(43,433)	$(65,363)	$(256,222)
Adjustment for non-cash items:
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	(7,756)	18,174	21,805
Advances receivable	-	(2,300)	-

Net cash used in operations	(51,189)	(49,489)	(201,917)

Financing Activities
Capital stock issued	-	-	2,700
Share subscriptions	45,000	-	45,000
Promissory notes	2,500	-	209,910

Net cash provided by financing activities	47,500	-	257,610

Increase (decrease) in cash during the period	(3,689)	(49,489)	55,693

Cash, beginning of period	59,382	75,989	-

Cash, end of period	$55,693	$26,500	$55,693

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transactions - Note 6

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
	Common Stock		Share	Paid-In	Pre-exploration
	Shares	Par Value	Subscriptions	Capital	Stage	Total

Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	-	31,850	-	32,500

Net loss for the period	-	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	3,350	-	31,850	(127,977)	(92,777)
Net loss for the year	-	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	3,350	-	31,850	(212,789)	(177,589)
Share subscriptions	-	-	261,075	-	-	261,075
Net loss for the period	-	-	-	-	(43,433)	(43,433)

Balance, September 30, 2005	3,350,000	$3,350	$261,075	$31,850	$(256,222)	$40,053

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

Results of Operations

To date, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. We incurred an accumulated net loss of ($256,222) for the period from inception to September 30, 2005, and ($212,789) for the period from inception to December 31, 2004. We have had no revenue since our inception.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($256,222) for the period from inception to September 30, 2005, and ($212,789) for the period from inception to December 31, 2004. We have had no revenue since our inception.

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

Liquidity and Capital Resources

For the nine month period ended September 30, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($51,189). For the period from inception to September 30, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($201,917).

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

MONGOLIAN EXPLORATIONS LTD.

DATE: November 9, 2005	/s/ Ivan Bebek
Ivan Bebek
President , Director