Form 10KSB
period 2005-12-31
MONGOLIAN EXPLORATIONS LTD
filed 2006-03-30
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-51640

Mongolian Explorations Ltd.
(Name of small business issuer in its charter)

Nevada	EIN No. Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West Pender Street, Suite 1605 Vancouver, British Columbia, Canada	V6C 2T8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 604-351-1694

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 9,350,000 as of March 8, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X ]

PART I
Item 1: Description of Business

Overview

We were incorporated under the laws of the State of Nevada on August 25, 2003. We are currently conducting mineral exploration activities in the country of Mongolia in order to assess whether certain claims possess exploitable commercial and precious mineral reserves. We entered into option agreements granting us the right to acquire 100% interests in two mineral properties: (1) Undurshil Aimag ("Altan") on September 1, 2003; and (2) Ovorkhangai Aimag (“Ovorkhangai”) on November 25, 2003. If we fulfill all of the terms of both option agreements, we will own 100% interests in both the Altan and Ovorkhangai property mineral licenses.

We have completed the initial stage on the Ovorkhangai mineral license property and intend to complete the initial stage of exploration on the Altan mineral license property. We will assess whether to undertake further stages of the exploration programs based on the results of geological reports from our current exploration efforts as the same become available and based on our ability to finance further exploration. Our exploration program is designed to explore for commercially exploitable deposits of precious, base, and commercial minerals. We are a pre-exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

The following describes the two mineral property licenses of which the Company has an option to acquire 100% interests in:

1. Undurshil Aimag ("Altan") Property

Summary of Option Agreement for the Altan License

We entered into the first of two agreements with Ton Fei Fred Tham & Associates on September 1, 2003 to acquire its interest in a mineral exploration property located in outer Mongolia (the “Altan” property) representing approximately 20,000 hectares. On August 23, 2004, we received a memorandum from Rio Minerals Ltd., our mining exploration consultant, stating that Altan License No. 4767 had been renewed and the license was in good standing. Further, Rio Minerals Ltd. advised us that it would be advantageous to re-shape and downsize the total area of the Altan license from 20,000 hectares to 8,000 hectares, which Ton Fei Fred Tham & Associates has completed and was approved by the Mineral Resources Authority of Mongolia. Although the re-shaping and downsizing of the Altan property reduced license renewal fees, it did not affect or change the work program or exploration expenditures as previously agreed to between us and Ton Fei Fred Tham & Associates.

In accordance with the terms of our option agreement with Ton Fei Fred Tham & Associates, we, at our option, had the right to acquire a 100% interest by first incurring exploration expenditures not less than $35,000 resulting in two geological reports. The expenditure and reports have been acknowledged by Ton Fei Fred Tham & Associates. In addition, we were further required to issue 150,000 shares of common stock to Ton Fei Fred Tham & Associates. The stock issuance was approved by the written consent of the directors of the company on November 28, 2003. Finally, by addendum to the option agreement dated March 23, 2006, we are required to incur exploration expenditures totaling up to $185,000 on the Altan property as follows:

1)	$10,000 on or before December 31, 2003. As of the date of this filing, we have spent $8,556 of the $10,000 required. The remaining $1,444 will be added to the next phase;
2)
a further $25,000 on or before July 31, 2006. The balance of $1,444 from the initial phase will be added to this phase to give this phase a total of $26,444. Ton Fei Fred Tham & Associates agreed to this carryover. As of the date of this filing, we have not spent the $26,444 required. However, as of this filing date, we spent a total of $15,756 ($8,556 for actual work on the property, and $7,200 in order to maintain the property). No work has been done on this property since this money was spent. We intend to use funds recently acquired from our public offering to complete this second phase of the exploration program;

3)	a further $50,000 on or before December 31, 2006; and
4)	a further $100,000 on or before December 31, 2007.

Change in Altan License

In late 2005, Mr. Tham of Ton Fei Fred Tham & Associates requested that the name on the holder of the License No. 4767 be changed from Ton Fei Fred Tham & Associates to Mongolian Explorations Ltd. During this process, a government entity in Mongolia known as the Mineral Resource and Petroleum Authority of Mongolia (“MRPAM”) underwent certain policy changes, which resulted in the temporary loss of License No. 4767. In order to avoid losing mining rights on the Altan property, a shareholder and consultant of our company, Timursukh Oidov, listed his name on the property as the owner. Under MRPAM policies, when a new owner is the license holder of an existing mining property, a new license number must be issued. As a result, the Altan property is now licensed to Mr. Oidov under license no. 10516 (“License No. 10516”).

Assignment of Altan License

In a letter dated January 16, 2006, Mr. Oidov agreed to assign License No. 10516 to Ton Fei Fred Tham & Associates and further agreed to uphold the terms of the option agreement dated September 1, 2003 as if it were entered into between Mr. Oidov and our company. Specifically, the letter stated that Mr. Oidov:

à	acknowledges receiving cash from us to pay for various license renewals and for his services sometime in the latter part of 2005;
à	assigns all interest owned in mineral License No. 10516, formally License No. 4767, to Ton Fei Fred Tham & Associates with the consent of Ton Fei Fred Tham & Associates;
à	will try as fast as possible to transfer the license back to Ton Fei Fred Tham & Associates;
à
warrants to our company that he owns the subject matter of the assignment and has the right to make the assignment without the consent of any third party and per the rules and regulations of Mongolian mining and mineral laws; and

à	agrees to live by the terms of the option agreement dated September 1, 2003 and all subsequent addendums thereto as if the option agreement was between himself and our company.

2. Ovorkhangai Aimag Property

On November 25, 2003, we entered into another agreement with Ton Fei Fred Tham & Associates, representing approximately 118,000 hectares located in Ovorkhangai Aimag of Mongolia (the “Ovorkhangai” property). In accordance with the terms of the agreement with Ton Fei Fred Tham &

Associates, we, at our option, made a cash payment of $20,000 to Ton Fei Fred Tham & Associates and have the right to acquire a 100% interest in License No. 6524X covering the Ovorkhangai property by issuing 500,000 shares of common stock to Ton Fei Fred Tham & Associates (the stock issuance was approved by the written consent of the directors of the company on November 28, 2003) and incurring exploration expenditures totaling up to $300,000 over a three year period in the following manner:

1)
$10,000 on or before February 28, 2004, which we have incurred. Initially, due to the frozen land, we were unable to expend the $10,000, by the February 28, 2004 deadline. As of this filing date, we incurred a total of $48,205 on the property ($24,500 for actual work on the property, and $23,705 in order to maintain the property). Therefore, we will apply and carry forward the excess to the next phase of the exploration expenditure program. Rio Minerals has prepared a draft report with regard to the Ovorkhangai property; however, due to an overwhelmingly high demand for geological work, the final report has been delayed as Rio Minerals has been unable to finalize the report.

2)	an additional $35,000 on or before March 31, 2006. We intend to use excess funds from the prior phase to complete this second phase of the exploration program of $35,000;
3)
an additional $75,000 on or before March 31, 2007; If funds are available at the time this amount is due, we intend to use a portion of funds recently acquired from our public offering for this third phase of the exploration program; and

4)	an additional $180,000 on or before October 31, 2008.

Net Smelter Royalty

Payment of a 1.5% net smelter royalty will be required on both properties which will be paid to Ton Fei Fred Tham & Associates after they are received by us. A net smelter royalty is defined as the net revenue generated from the sale of the metal or product produced by a mine. The 1.5% net smelter royalty payment is required to be made annually and will continue for as long as the mine is in production. The payments are limited to cash, unless another method is agreed upon by both parties. If we are unable to make the required royalty payments for any reason, including insufficient financial resources, we will lose our interests in the Altan and Ovorkhangai property mineral licenses.

We define economic mineralization as the presence of mineralization on our mineral claims in sufficient quantity and concentration and in an accessible location that would justify the commercial extraction of these minerals through an operating mine.

All payments are in U.S. dollars and the transaction with Ton Fei Fred Tham & Associates is at arm's length.

Government Regulation

As with all mineral exploration projects, our activities are subject to various national, state and local laws and regulations in Mongolia, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We meet or exceed all of the North American industry standards and we are in compliance in all material respects which are applicable to mining, health, safety and environmental statutes and the regulations passed thereunder in Mongolia.

In order to conduct our exploration activities, a mineral exploration license from the Mineral Resource and

Petroleum Authority of Mongolia (MRPAM) must be obtained. Proper licenses have been obtained for the Altan and Ovorkhangai properties. Presently, however, there are indications that potential legislation may affect our exploration activities on both the Altan and Ovorkhangai properties in the near future. The mineral laws of 1997 that we currently operate under will be reevaluated in April of 2006 and new legislation will be proposed by lawmakers in Mongolia. Lawmakers are debating over whether or not to limit the amount of time that companies may keep their exploration rights. A parliamentary group promoting the issue contends that the changes are needed to stop speculation on the value of exploration permits and to raise funds to fight poverty and help the environment. Any change in Mongolia’s current mining laws that adversely affects the licenses currently held on the Altan and Ovorkhangai properties may threaten the viability of our company.

Currently, exploration license holders have the following rights:

à	The exclusive right to conduct exploration for minerals within the boundaries of the exploration license area.
à	The exclusive right to obtain a mining license for any part of the exploration license area.
à	The right to transfer or use as collateral all or part of the exploration license area.
à	The right to renew an exploration license twice for 2 years with each renewal.
à	The right to have access to, entry on, and transit through the exploration license area.
à	The right of entry to and transit through lands adjacent to the exploration license area for the purpose of gaining access and entry to the exploration licenses area.
à	The right to construct temporary structures on the exploration license area as needed for conducting exploration activities.

Exploration license fees are as follows:
à	US $0.05 per hectare for the first year and US $0.10 per hectare for each of the second and third years.
à	US $1.00 per hectare for each of the 4th and 5th years during the first exploration license renewal.
à	US $1.50 per hectare for each of the 6th and 7th years during the second exploration license renewal.

To date, the license fees have been paid in full and are current.

Environmental Regulation

The environmental regulations in Mongolia are not as well developed as in the United States. In the United States, there are several government and private environmental regulatory bodies governing the mineral exploration industry. However, in Mongolia, the Mongolian Federal Government is responsible for the environmental standard. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations.

Changes to current laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Competition

We compete with other exploration companies searching for minerals and other precious metal properties. There is competition for the limited number of mineral opportunities. Some companies have substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

We believe no single company has sufficient market power to affect the price or supply of minerals or other precious metals in the world market.

Employees

Although we have no employees, we intend to continue to use the services of consultants for exploration work on our properties. To date, we have engaged the following exploration consultants:

à
Derrick Strickland P.Geo, Geologist, B.sc, MBA, a professional geologist with over 15 years of mineral exploration experience. Mr. Strickland’s remuneration is U.S. $500 per day and he is contracted on as per need basis. Derrick Strickland is hired on a short term, contractual basis. The duties performed by Mr. Strickland include geological mapping, sampling, analyzing and writing geological reports. Mr. Strickland is a qualified P Geo Geologist. Mr. Strickland does not have an ongoing contract and is hired on a per job as-need basis whereby he invoices us for his time.

à
Rio Minerals Limited of Vancouver, B.C., Canada has been providing mineral exploration services to the mining industry for over 10 years. Rio Minerals provides logistical service and manpower and charges a fee of 15% above cost for all of its activities. Rio Minerals also provides mineral exploration duties to mining companies which include coordinating work programs and contracting geologists. Further, Rio Minerals also arranges for all supplies, which include such machinery as drill rigs. Rio Minerals also provides building camps and transportation to and from mining properties. Rio Minerals has been hired on a per job basis and submits invoices to us upon completion of the work. As such, we do not have an ongoing contract with Rio Minerals.

The company will continue to use the above consultants.

Greg Thomson, one of our directors, is a geological consultant for us. We verbally agreed to pay Mr. Thomson a director's fee of U.S. $500 per month for the duration that he remains a director of our company.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2005 or 2004.

Item 2: Description of Property

We have options to acquire 100% interests in the Altan and Ovorkhangai property licenses, as described in detail in Item 1 “Description of Business.” We do not own or lease any property other than our options to acquire interests in the Altan and the Ovorkhangai property licenses.

Net Smelter Royalty

A 1.5% net smelter royalty payment is required to be paid to Ton Fei Fred Tham & Associates for both properties. Net smelter royalty is defined as the net revenue generated for the sale of the metal or product produced by a mine. The payments are required to be paid annually and will continue as long as the mine is in production. The payments are limited to cash, unless another method is agreed upon by both parties. If we are unable to pay the royalty payments or fall short of our work exploration programs, we will lose our interests in the Altan and Ovorkhangai property mineral licenses.

Undurshil Aimag (“Altan”) Property - Summary Description Report

Location and Access

The Altan project area is located in the Undurshil district and spans the Dundgovi province of Mongolia (figure 1). These provinces are located approximately 385 kilometers south of Ulaanbaatar, the Capital of Mongolia. The central point of the license is located approximately 75 kilometers southeast of the nearest town, Undurshil. Access from Ulaanaatar to the town of Undurshil is via the Mongolian interstate highway and access from Undurshil to the property is via a gravel road.

Property and Ownership

The property was originally comprised of 20,000 hectares (located on map sheet L49-109) in the Dundgovi provinces of Mongolia. However, on August 23, 2004, pursuant to a “Memo Regarding Downsizing of Undershil Aimag (Altan) Property,” the Altan property has been reduced to 8,000 hectares. The claims are under license number 10516, which is currently held under the name Timursukh Oidov. The license was issued on September 24, 2005 and is valid for a period of 3 years (see Figure 2 for license boundary).

License Number	Hectares	Date Issued	Period
10516	8,000	September 24,2005	3 yrs

Figure 2, Altan Claim Boundary Location

Conditions to Keep Mineral Title

In order to maintain the mineral title, payments must be made to the Mineral Resources Authority of Mongolia at the following rates:

à	US $0.05 per hectare for the first year and US $0.10 per hectare for each of the second and third years.
à	US $1.00 per hectare for each of the 4th and 5th years during the first exploration license renewal.
à	US $1.50 per hectare for each of the 6th and 7th years during the second exploration license renewal.

Rock Formations

The Altan property displays typical basin (lows) and range (highs) style topography. The basin is covered with flat lying Devonian (geological period from 345 million to 405 million years ago) to Cenozoic (geological period from 63 million years ago) sediments, with topographic highs associated with igneous intrusions (produced under conditions involving intense heat; “igneous rock” is rock formed by solidification from a molten state) of carboniferous (from 280 million to 345 million years ago, of or relating to the Carboniferous geologic era; “carboniferous rock system”) granite.

The surficial (pertaining to or occurring on or near the earth’s surface) geology of the Altan property consists of old sediments and modern sand and gravel deposits, constituting 60% of the surface exposure. The remaining part of the property is composed of carboniferous Matad (an area in Mongolia) rock granitic (granite formed rock which is “very hard”) complex, limestone and sandstone formations, and Cretaceous (geological era from 63 million to 135 million years ago) basalt (the most common type of solidified lava).

Previous geological studies have shown two geological regions: the Olziit and the South Mongolian Belts, which are separated by a Fault that runs through the center of the property. A portion of the Olziit Metallogenic Belt (a geological belt containing, made of, resembling, or characteristic of a metal) overlays the northern section of the property and the dominant mineralization associated with this belt includes base metal, precious metal, and gold deposits. A portion of the South Mongolian Metallogenic Belt overlies the southern area of the property. Mineralization found in this belt and includes base metal, manganese, and gold-silver mineralization.

The Present Condition

All mineral claims are currently in good standing with the Mongolian government and are readily available for our activities.

Work Completed 2005

A total of $13,600 was spent in order to maintain the Altan and Ovorkhangai properties ($1,600 on the Altan property and $12,000 on the Ovorkhangai property).

Work Completed 2004

The licenses for both the Altan and Ovorkhangai properties were paid and between the two properties, a total of $41,805 was spent through December 31, 2004. A total of $14,156 ($8,556 for actual work on the property, and $5,600 in order to maintain the property) was spent on the Atlan property, and a total of $36,205 ($24,500 for actual work on the property, and $11,705 in order to maintain the property) was spent on the Ovorkhangai property.

Work Completed 2003

In October 2003, Rio Minerals Limited of Vancouver was contracted by Ton Fei Fred Tham & Associates to undertake a reconnaissance geological investigation of the Altan property.

The geological program consisted of prospecting (looking for mineralization) and ground truthing (testing the validity of the government geology maps) the Matad (an area in Mongolia) rock complex, the Erdenebayan (an area in Mongolia), and the Hotol (an area in Mongolia) rock formations. The Matad rock complex is located in the north-east portion of the property whereas the Erdenebayan and Hotol rock formations are located in the southern part of the property. While on the property, the Rio Minerals crew undertook prospecting and ground truthing (testing the validity of the government geology maps).

A total of nine ground truth locations (verifying the data on the map verses what seen on the ground) were observed.

Costs for Past and Future Programs

The past mineral exploration programs on the Altan Property have cost $8356.00 USD to date.

	Future Program Cost
Travel	2 persons - 4 days		$ 1,600
Ulaanbaatar Job Prep	2 persons - 1 day		$ 1,050
Field	2 persons - 5 days		$ 2,000
Mongolian Driver/Interpreter	2 persons - 5 days		$ 1,000
Mongolian Geologist	1 person - 5 days		$ 1,200
Project Supervision	1 person - 5 days		$ 4,000
		Subtotal:	$10,850

Expenses:
Visas	2 persons - 1 country		$ 160
Accommodation			$ 500
Meals			$ 500
Supplies and Rentals			$ 750
4 x 4 vehicle rental	2 vehicle - 15 days(gas incl.)		$1,000
Air tickets	2 persons		$5,000
Satellite phone			$ 750
Assays and shipping			$2,000
Report	Geological		$5,000
		Subtotal:	$15,660
		Total	$26,510

Source of Power

Currently, there are no sources of power on the Altan property; however, the use of portable gas and wind electric generators are common throughout Mongolia.

Clear Statement

We are currently involved in a grassroots exploration program on the Altan property and we are not aware of any economic mineralization on the property.

Ovorkhangai Aimag Property - Summary Description Report

Location and Access

This newly acquired mineral property is located in the Ovorkhangai province of Mongolia, between 46” 00' to 46” 20' North and 102” to 102” 28' East.

The property is located immediately west of the town of Arvajheer. Access to Arvajheer is via the Mongolian interstate highway. Access to the property from the town of Arvajheer is via a gravel road.

Property and Ownership

The property is comprised of 118,223 hectares located in the Ovorkhangai province of Mongolia. The claims are under license number 6524X, which is held by Ton Fei Fred Tham & Associates. The license was issued on November 7th, 2003 and is valid for a period of two years and eleven months (see Figure 3 for license boundary).

License Number	Hectares	Date Issued	Period
6524X	118,223	November 7th, 2003	2 years 11 months

 Figure 3. Paleogeographic Interpretation of Southern Mongolia-Central Asia during the Devonian and the Paleotectonic reconstruction for the Early Devonian displaying the Tuva-Mongol arc (simplified and modified from Sengö and Natal’n 1996).

Conditions to Keep Mineral Title

In order to maintain the mineral title, payments must be made to the Mineral Resources Authority of Mongolia at the following rates:

à	US $0.05 per hectare for the first year and US $0.10 per hectare for each of the second and third years.
à	US $1.00 per hectare for each of the 4th and 5th years during the first exploration license renewal.
à	US $1.50 per hectare for each of the 6th and 7th years during the second exploration license renewal.

Rock Formations

Investigations were carried out at the Geological Information Centre in Ulaanbaatar to obtain information pertaining to the geology and mineral potential of the property.

The majority of the property, consisting of the western and central portions (approximately 60%), is underlain by intrusive rocks (diorite, granodiorite, granite). The remaining 40% of the property, mainly the eastern and southeast portions, is underlain by sedimentary (resembling or containing or formed by the accumulation of sediment; “sedimentary deposits”) rocks. The southeast portion is comprised mainly of Devonian (geological period from 345 million to 405 million years ago) age to Carboniferous (from 280 million to 345 million years ago, of or relating to the Carboniferous geologic era; “carboniferous rock system”) age rocks; consisting of variable chert, shale and sandstone. The north and north-easterly portions of the property contain younger sediments.

The Mongolian government geological reports were examined to provide geological information. Report numbers 3912 and 4098 provided the most pertinent information for the Ovorkhangai province property.

All geological maps pertaining to the area were examined closely for mineral occurrences. The focus of the investigation was to gather data pertaining to base metal (metals such as copper, zinc, tin molybdenum mainly used for industrial use) and precious metal (gold, silver, platinum) potential. There are several geochemically anomalous areas outlined on the geological maps that are mainly anomalous (abnormal chemistry of the earth’s crust) in tungsten. Several gold location sites are shown on the geological map for report 3912, but were not referenced in the accompanying text for the report. There is, however, one gold location site on the Mineral Occurrence map for Mongolia. This is a gold occurrence that is located in the northwest corner of the property and is described as an igneous (produced under conditions involving intense heat; “igneous rock” is rock formed by solification from a molten state) related gold occurrence. Also, several placer (an alluvial deposit that contains particles of some valuable mineral) gold occurrences are found just off the northeast corner of the property. Another placer gold occurrence is found in the southwest corner of the property.

The base metal potential for the property is unknown at this point as there are no known occurrences for copper, silver, lead, or zinc. Although numerous samples have been taken during previous surveys, no values approaching economic grade have been obtained.

The Present Condition

All mineral claims are currently in good standing with the Mongolian government and are readily available for our activities.

Proposed Exploration Plan

A field investigation of the undocumented gold occurrences at the northwest corner of the property, the placer (an alluvial deposit that contains particles of some valuable mineral) areas at the northeast and southwest corners of the property, and the examination of the tungsten vein (a layer of ore between layers of rock) area located in the southeast portions of the property are planned.

	Future Program Cost
Travel	2 persons - 4 days		$ 1,600
Ulaanbaatar Job Prep	2 persons - 1 day		$ 1,050
Field	2 persons - 7 days		$ 7,000
Mongolian Driver/Interpreter	2 persons - 7 days		$ 1,800
Mongolian Geologist	1 person - 7 days		$ 2,000
Project Supervision	1 person - 7 days		$ 5,000
		Subtotal:	$18,450

Expenses:
Visas	2 persons - 1 country		$ 160
Accommodation			$ 500
Meals			$ 500
Supplies and Rentals			$ 750
4 x 4 vehicle rental	2 vehicle - 15 days(gas incl.)		$1,000
Air tickets	2 persons		$5,000
Satellite phone			$1,140
Assays and shipping			$2,000
Report	Geological		$5,000
		Subtotal:	$16,050
		Total	$34,500

Source of Power

Currently there are no sources of power on the Ovorkhangai province property, however, the use of portable gas and wind electric generators are common.

Clear Statement

We are currently involved in a grassroots exploration program on the Ovorkhangai province property and are not aware of any economic mineralization on the property.

Property Selection

The properties were selected based on the technical information obtained from the Geologic Information center in Ulaanbaatar, Mongolia.

The technical information used to select the properties was obtained by Derrick Strickland, a professional geologist, and Greg Thompson, also a professional geologist, by spending several days at the Geologic Information center in Ulaanbaatar Mongolia researching publicly available scientific data.

Altan Property Selection -

The Altan property was selected based on the proximity to Ivanhoe Mine Ltd and Magnum d’Or Resources Inc mineral claims.

The geologic structure present on the Altan property it genetically related to the same structures on both Ivanhoe Mine Ltd and Magnum d’Or Resources Inc mineral claims. Each of the above companies has had success exploring for mineral resources on their respective properties.

Ovorkhangai Property Selection -

Several gold location sites are shown on a government geological map, but were not referenced in the accompanying text for the report. There is however, one gold occurrence referenced on the Mineral Occurrence map for Mongolia. This occurrence is located in the northwest corner of the property and is described as a granitoid (resembling granite in granular appearance) related gold occurrence. Also, a placer (an alluvial deposit that contains particles of some valuable mineral) gold occurrence is found at the southwest corner of the property.

Item 3: Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4: Submission of Matters to a Vote of Security Holders

On November 20, 2005, our shareholders holding 7,175,000 shares of our common stock representing 76.74% of the total 9,350,000 shares of common stock issued and outstanding resolved by written consent in lieu of an annual meeting to elect Ivan Bebek and Greg Thompson to the Board of Directors. No other matters were submitted to our stockholders by written consent in lieu of the annual meeting of stockholders on November 20, 2005.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “MGXL.”

On February 13, 2006 we received a letter from the OTC Compliance Unit stating that a broker’s request for an un-priced quotation on the OTC Bulletin Board was granted. Due to the fact that our OTCBB symbol was just recently acquired there are no current high and low sales prices to report.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 8, 2006, we had approximately forty holders on record of our common stock.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Use of Proceeds from Registered Securities

Our registration statement on Form SB-2 (Registration No. 333-112830) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on September 22, 2005. The offering was made directly to investors by our company on a best efforts basis. We did not use an underwriter for this offering and there was no minimum offering. Our initial public offering was open for a period of 90 days from the effective date of the registration statement. We sold 6,000,000 shares of the common stock at $0.05 per share and received total sale proceeds of $300,000.

No proceeds were used for underwriting discounts, commissions, or finder’s fees. Our expenses incurred in connection with the preparation of the registration statement and obtaining regulatory approval were as follows.

Expense	Amount
Legal	$44,217
Accounting	34,048
Filing and Registration Fees	13,140
Office and Miscellaneous	2,419
Total	$93,824

The net remaining proceeds of $273,841 as of December 31, 2005 are currently held in our bank account, and will be used to retire certain shareholder loans, conduct exploration work on the Altan and Ovorkhangai properties, and provide for working capital.

Item 6: Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on August 25, 2003, under the laws of the State of Nevada. We currently have no commercial operations or employees, own no business assets, mineral properties or real estate, and as a result we must be considered to be in our pre-exploration stage. We were formed to pursue mineral exploration and develop business opportunities. In the event that such endeavors prove to be unsuccessful, we will continue to pursue other activities we deem to be in our best interests.

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

We obtained options to acquire a 100% interest in two mineral licenses located in Mongolia from Ton Fei Fred Tham & Associates. The Undershil Aimag (“Altan”) option was executed on September 1, 2003, and the Ovorkhangai Aimag (“Ovorkhangai”) option was executed on November 25, 2003. We have completed the initial stage on the Ovorkhangai mineral license property and intend to complete the initial stage of exploration on the Altan mineral license property. We will assess whether to undertake further stages of exploration programs based on the recommendations of geological reports and based on our ability to finance further exploration. Our proposed exploration program is designed to explore for commercially exploitable deposits of precious, base, and commercial minerals.

We are a pre-exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

With respect to the Altan property, it is important to note that licensing complications occurred in connection with attempting to transfer the name on License No. 4767 from Ton Fei Fred Tham & Associates into the name of our company. As more fully explained in the “Description of Business” section of this filing, a policy change at the MRPAM during the time the name change was submitted resulted in the loss of License No. 4767. Fortunately, Timursukh Oidov, one of our shareholders, was able to secure License No. 10516 over the Altan property, and assign it back to Ton Fred Tham & Associates. Thus, despite the licensing complications that occurred, we do not expect these complications to affect our option agreement with Ton Fei Fred Tham & Associates or our ability to undertake preliminary exploration work to search for economic mineralization on the Altan property.

We have recently learned, however, that political strife in Mongolia may potentially threaten the Altan and Ovorkhangai licenses, and thus, the options we hold over those properties. Mining is Mongolia’s largest industry and has survived the economic changes over the past decade. The mining industry has grown despite the economic downfall that resulted after the Soviet Union pulled their financial support and caused the Mongolian economy to collapse. However, the laws underlying Mongolia’s thriving mining industry could change as soon as April 2006. Lawmakers in Mongolia are debating over whether or not to limit the amount of time that companies may keep their exploration rights. A parliamentary group promoting the issue contends that the changes are needed to stop speculation on the value of exploration permits and to raise funds to fight poverty and help the environment. Any change in Mongolia’s current mining laws that adversely affects the licenses currently held on the Altan and Ovorkhangai properties may threaten the viability of our company.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Results of Operations

To date, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. We incurred an accumulated net loss of ($298,711) for the period from inception to December 31, 2005, and ($212,789) for the period from inception to December 31, 2004. We have had no revenue since our inception.

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

Cash and Working Capital

Our cash balance is $273,841 and our working capital is $36,489 as of December 31, 2005, compared to cash of $59,382 and working capital deficit of ($77,589) as of December 31, 2004. Our working capital has increased due to the fact that we completed share subscriptions of 6,000,000 shares of common stock at $0.05 per share.

Inception to Year Ended December 31, 2005

Operating expenses from inception to period ended December 31, 2005, totaled $300,020, and we experienced a net loss of ($298,711) against no revenue. The major expenses during this period were legal fees of $44,217, mineral property expenses of $154,696, audit and accounting expenses of $34,048 and consulting fees of $32,373. We did not incur any expenses for wages, rent and telephone.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.51 from inception to period ended December 31, 2005.

Liquidity and Capital Resources

For the fiscal year end December 31, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($90,541). For the period from inception to December 31, 2005, net cash used in operating activities, consisting mostly of loss from operations was ($241,269).

For the period from inception to December 31, 2005, net cash resulted from financing activities was in the amount of $515,110.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2005. Our continuation is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

Plan of Operation

We have proceeded with the exploration of the Altan and Ovorkhangai mineral licenses to determine whether there are economic and commercially exploitable reserves of gold and/or base metals. We have undertaken reconnaissance level exploration work to determine if our properties have any potential for developing exploration targets.

As of to date, we have spent $8,556 on exploration work and $7,200 in order to maintain the Altan property. By the terms of a license agreement, we are required to spend $26,444 by July 31, 2006 for the Phase II requirements on the Altan property. On September 29, 2005, the Company entered into a $26,510 geological work program proposal with Tyro Industries Corp. (“Tyro”). Due to the current weather conditions in Mongolia and Tyro’s availability, work will not begin until spring of 2006.

With regard to the Ovorkhangai property, we were required to initially spend $10,000; instead we spent $24,500 on exploration work and $23,705 in order to maintain it. Therefore, we will apply and carry forward $14,500 of the $24,500 and the entire $23,705 to the next phase of the exploration expenditure program. By the terms of a license agreement, we were required to spend $35,000 by March 31, 2006 on the Ovorkhangai property. We have already incurred this amount with our carry forward expenditures from the first phase. On September 29, 2005 the Company entered into a $34,500 geological work program proposal from Tyro Industries Corp. (“Tyro”). Due to the current weather conditions in Mongolia and Tyro’s availability, work will not begin until spring of 2006.

We recently conducted an initial public offering and sold 6,000,000 shares of common stock at $0.05 per share. We believe our cash reserves are sufficient to meet our exploration expenditures for the next twelve month period and to pay for administrative expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. In addition, we intend to retire $107,000 of interest-free shareholder loans payable on demand. Any remaining proceeds will be applied to working capital.

If we do not complete the cash payments or the exploration expenditures required under the option agreements, then our options will terminate and we will lose all rights and interests in the mineral claims.

Item 7:  Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2005;
F-3	Statements of Operations - Years Ended December 31, 2005 and December 31, 2004;

F-4	Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Financial Statements;

MONGOLIAN EXPLORATIONS LTD.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Mongolian Explorations Ltd. (A Pre-Exploration Stage Company) as of December 31, 2005 and 2004 and the statements of operations, cash flows and stockholders' equity (deficiency) for the two years ended December 31, 2005 and the period from August 25, 2003 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mongolian Explorations Ltd. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the two years ended December 31, 2005 and the period from August 25, 2003 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
February 21, 2005, except as to Note 5 which is as of March 23, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

MONGOLIAN EXPLORATIONS LTD.
(A Pre-Exploration Stage Company)
BALANCE SHEETS
December 31, 2005 and 2004
(Stated in US Dollars)

ASSETS	2005	2004

Current
Cash	$273,841	$59,382

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$24,942	$29,561
Promissory notes payable - Notes 3 and 4	212,410	107,410

	237,352	136,971
Long-term portion of promissory notes payable - Notes 3 and 4	-	100,000

	237,352	236,971

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized:
25,000,000common shares with par value of $0.001
Issued:
9,350,000common shares (2004: 3,350,000)	9,350	3,350
Additional paid-in capital	325,850	31,850
Deficit accumulated during the pre-exploration stage	(298,711)	(212,789)

	36,489	(177,589)

	$273,841	$59,382

Nature and Continuance of Operations - Note 1 Commitments - Note 5 Subsequent Event - Note 5

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2005 and 2004 and
for the period from August 25, 2003 ( Date of Inception) to December 31, 2005
(Stated in US Dollars)

			August 25,
			2003 (Date of
			Inception) to
			December 31,
	2005	2004	2005

Expenses
Audit and accounting fees	$18,066	$12,982	$34,048
Bank charges	492	387	1,045
Consulting fees - Notes 4 and 5	12,373	12,000	32,373
Filing and registration fees	7,008	6,132	13,140
Interest - Note 4	5,000	-	5,000
Legal fees	29,217	11,000	44,217
Mineral property costs - Notes 4 and 5	13,600	41,805	154,696
Office and miscellaneous - Note 4	1,475	506	2,419
Travel	-	-	13,082

Loss before other item	(87,231)	(84,812)	(300,020)

Other item:
Foreign exchange gain	1,309	-	1,309

Net loss for the period	$(85,922)	$(84,812)	$(298,711)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	4,730,822	3,350,000

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005 and 2004
for the period August 25, 2003 (Date of Inception) to December 31, 2005
(Stated in US Dollars)

			August 25,
			2003 (Date of
			Inception) to
			December 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(85,922)	$(84,812)	$(298,711)
Adjustment for non-cash items:
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(4,619)	18,205	24,942

Net cash used in operating activities	(90,541)	(66,607)	(241,269)

Financing Activities
Capital stock issued	300,000	-	302,700
Increase in promissory notes	5,000	50,000	212,410

Net cash provided by financing activities	305,000	50,000	515,110

Increase (decrease) in cash during the period	214,459	(16,607)	273,841

Cash, beginning of period	59,382	75,989	-

Cash, end of period	$273,841	$59,382	$273,841

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from August 25, 2003 (Date of Inception) to December 31, 2005
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Pre-exploration
	Shares	Par Value	Capital	Stage	Total

Common stock issued for cash pursuant to private placement
- at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	3,350	31,850	(127,977)	(92,777)

Net loss for the year	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	3,350	31,850	(212,789)	(177,589)

Common stock issued for cash pursuant to a public offering
- at $0.05	6,000,000	6,000	294,000	-	300,000

Net loss for the year	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)

Note 1     Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003. The Company’s fiscal year end is December 31.

The Company is in the pre-exploration stage. The Company has entered into a mineral license option agreement to explore and mine two properties in Mongolia and has not yet determined whether the properties contain reserves that are economically recoverable. The minerals of interest are manganese, gold, silver, tungsten and other base metals. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof. The outcome of these matters cannot be predicted with any certainty at this time.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $298,711 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Mongolian government’s political instability may affect the Company’s ability to operate in Mongolia. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2     Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars) - Page 2

Note 2     Significant Accounting Policies - (cont’d)

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a) Pre-Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

b) Mineral Properties

Costs of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

c) Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincide with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

d) Income Taxes

The Company uses the asset and liability method of accounting for incomes taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No 109 “Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e) Basic Loss per Share

The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars) - Page 3

Note 2     Significant Accounting Policies - (cont’d)

f) Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

g) Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and promissory notes payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars) - Page 4

Note 3     Promissory Notes Payable

	December 31,	December 31,
	2005	2004

Promissory notes payable, unsecured, non-interest bearing and due on demand	$107,410	$107,410

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

	105,000	100,000
	212,410	207,410
Less: current portion	(212,410)	(107,410)

$ -		$100,000

Note 4     Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003 (Date of
	Years ended		Inception) to
	December 31,		December 31,
	2005	2004	2005

Consulting fees	$12,305	$2,000	$2,305
Interest expense	5,000	-	5,000
Mineral property costs	-	2,000	2,000
Office and miscellaneous	1,000	-	1,000

	$18,305	$14,000	$40,305

Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars) - Page 5

Note 4     Related Party Transactions - (cont’d)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $1,000 (2004: $6,000) owed to a shareholder of the Company with respect to unpaid consulting fees.

Included in promissory notes payable is $155,000 (2004: $150,000) due to a director of the Company (Note 3) and $57,410 (2004: $57,410) due to shareholders of the Company.

Note 5     Commitments

a) Option Agreements

By option agreements dated September 1, 2003, amended June 15, 2004, November 4, 2004, June 25, 2005 and March 23, 2006 (Undurshil Aimag property), November 25, 2003, November 5, 2004 and September 1, 2005 (Ovorkhangai Aimag property), the Company was granted the exclusive options to acquire up to a 100% interest in two mineral licenses located in Mongolia.

The options shall be exercised by the Company by the payment of $20,000 (paid), the issuance of a total of 650,000 common shares (issued) of the Company and exploration expenditures of not less than $35,000 (incurred) resulting in two geological reports, all of which were paid during the period ended December 31, 2003. In addition, the Company must incur future exploration expenditures on each property as follows:

i) Undurshil Aimag

Total exploration costs of $185,000, which is required to be incurred as follows:

1) $8,556 on or before December 31, 2003 (incurred);
2) a further $26,444 on or before July 31, 2006;
3) a further $50,000 on or before December 31, 2006; and
4) a further $100,000 on or before December 31, 2007.

ii) Ovorkhangai Aimag

Total exploration costs of $300,000 which are required to be incurred as follows:

1) $10,000 on or before February 28, 2004 (incurred);
2) an additional $35,000 on or before March 31, 2006 (incurred);
3) an additional $75,000 on or before March 31, 2007; and
4) an additional $180,000 on or before October 31, 2008.

The properties are subject to the payment of a 1.5% net smelter return royalty.

Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars) - Page 6

Note 5     Commitments - (cont’d)

b) Consulting Fee

The Company has agreed to pay a consulting fee of $500 per month to a director of the Company for the period in which he remains a director.

Note 6     Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004

Deferred tax assets
Non-capital loss carryforward	$99,747	$66,238
Less: valuation allowance	(99,747)	(66,238)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 7     Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2005, the Company has a net operating loss carryforward, which expires commencing in 2023 totaling $298,711, the benefit of which has not been recorded in the financial statements.

Note 8     Comparative Figures

Certain comparative figures for the year ended December 31, 2004 have been reclassified to conform to the current presentation.

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ivan Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 8B: Other information

None.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Position Held with Company	Date first Elected or Appointed
Ivan Bebek 830 Fairmile Rd. West Vancouver, BC V7S 1R3, Canada, Canadian Resident	27	Director, Chief Executive Officer, President, Treasurer, Secretary	August 25, 2003
Greg Thomson 202 Street, #3779 Langley, B.C., V3A 1R9, Canada Canadian Resident	56	Director	November 30, 2003

The backgrounds and experience of our directors and executive officers are as follows:

Ivan Bebek. Mr. Bebek has over five years of experience in financial markets, including two years as a licensed stock broker and two years as the manager of investor relations for International Barytex Resources where Mr. Bebek is currently employed. Mr. Bebek joined International Barytex Resources Ltd., a Canadian tier one junior resource - mineral exploration company listed on the TSX Venture Exchange, in 2002. Ivan Bebek is also employed by Kobex Resources Ltd., a Canadian tier one junior resource - mineral exploration company listed on the TSX Venture Exchange, as of March 2004 to current as Manager of Investor Relations. Mr. Bebek is neither an officer, director nor a principal shareholder of International Barytex Resources. A tier one junior resource company refers to the two-tiered system utilized by the TSX Venture Exchange: A two-tiered TSX Venture Exchange offers companies a flexible, two-tiered system. The tiers have minimum listing requirements based on a company's financial performance, resources and stage of development. The industry segments within each tier recognize the different financial and operating needs of companies operating in different industry sectors.

Tier 1 is for senior companies with the most significant resources. Tier 1 issuers have fewer filing requirements.

Tier 2 is for early-stage companies. This is a rapidly growing segment of the venture market in all industry sectors. Most TSX Venture Exchange listed companies are Tier 2 companies.

Tier 3 is a special purpose tier for companies previously quoted on the Canadian Dealing Network.

Companies may apply to move from Tier 2 to Tier 1 once they meet Tier 1 minimum listing requirements. Tier 1 companies will be moved to Tier 2 if they can’t maintain Tier 1 requirements.

From 1999 to 2002, Mr. Bebek was an investment advisor with IPO Capital Corp., a Canadian national stock brokerage house. Prior to his employment with IPO Capital Corp., Mr. Bebek was a customer service officer in 1999 at Canada Trust. From 1998 to 1999, while employed as a waiter and cook at Earls Restaurant, Mr. Bebek also attended the Canadian Securities Course to obtain his brokerage license.

Mr. Bebek attended the University of Western Ontario from 1995 to 1997.

Greg Thomson. Mr. Thomson is a geologist with over 25 years of diversified technical and managerial experience in mineral exploration and corporate development. He has experience in many aspects of precious and base metal exploration, from generative to advanced projects, negotiations, acquisition evaluation, mine and corporate valuation, management, strategic planning and new program design and implementation. Most recently and since 2000, Mr. Thomson has worked as an independent geologist and/or independent geological consultant for several mineral exploration and petroleum exploration companies, evaluating advanced exploration opportunities, including technical evaluations and fieldwork programs. From 1989 to 2000, Mr. Thomson was a senior project geologist for Teck Exploration Ltd., now known as Teck Cominco Limited. Teck Cominco Limited is a diversified mining, smelting and refining group, and a leader in the production of metallurgical coal and zinc. They are also a major producer of copper and gold. From 1983 to 1989, Mr. Thomson was a geologist for several B.C.-based mineral exploration companies. From 1976 to 1983, Mr. Thomson was a teacher for the Delta School District. In 1970, Mr. Thomson graduated from the University of British Columbia with a major in geology and received his British Columbia teaching certificate in 1975. Mr. Thomson is a member of the British Columbia and Yukon Chamber of Mines, Chamber of Mines of Eastern British Columbia and the Kamloops Exploration Group.

Family Relationships

There are no family relationships among any of the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

 Significant Employees

We have no significant employees. However, on September 1, 2003, the Company executed a Management Services Agreement with Timursukh Oidov. The agreement ended on August 31, 2004. Mr. Oidov was hired to assist us and act as our liaison in Mongolia. Mr. Oidov has knowledge of the local government in Mongolia with respect to mining claims and licenses. Mr. Oidov also assisted us in the translation and public relation services with the Mongolian government. Mr. Oidov further assisted us with management services, office and administration services, including telephone and computer services in Mongolia. Mr. Oidov was also charged with carrying out management and direction of our business, including the management, supervising and coordinating of any mineral exploration activities carried out by us. Mr. Oidov received an initial fee of U.S. $5,000 and received a monthly consulting fee of U.S. $750 through the end of August, 2004. Mr. Oidov was recently instrumental in obtaining a license for the Altan property that was subsequently assigned to Ton Fei Fred Tham & Associates to secure our option agreement.

For the past five years, Mr. Oidov worked at the Mongolia Yamaguchi Corporation Center as Chairman. Mr. Oidov sent individuals from Mongolia to Japan to visit or to study while in Japan and also arranged for scholarships for the same. Mr. Oidov also produced a documentary on Mongolia for the Japanese TV, NHK.

Mr. Oidov is not a director, executive officer, promoter or control person of our Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Ivan Bebek: Director, Chief Executive Officer, President, Treasurer, Secretary	1	0	1
Greg Thompson: Director	0	0	2

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics is filed as an exhibit to this annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 10: Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ivan Bebek	Director, Chief Executive Officer, President, Treasurer, Secretary	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Greg Thompson	Director	2005 2004 2003	$500/mth $500/mth 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation to Directors

As previously noted, we have no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options. During the last fiscal year, we did not grant any stock options to our directors.

Stock Option Grants

We did not grant any stock option to the executive officers during our most recent fiscal year ended December 31, 2005. We have also not granted any stock option to the executive officers since December 31, 2005.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,350,000 shares of common stock issued and outstanding on March 8, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Ivan Bebek 830 Fairmile Rd. West Vancouver, BC V7S 1R3, Canada, Canadian Resident	2,000,000 shares	21.39%
Common	Greg Thomson 202 Street, #3779 Langley, B.C., V3A 1R9, Canada Canadian Resident	0	0
Total of All Directors and Executive Officers:		2,000,000 shares	21.39%
More Than 5% Beneficial Owners:		None	0

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12: Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

à	Mr. Ivan Bebek, an officer and director of our company, purchased 2,000,000 of our common shares on August 26, 2003 at a price of $0.001 per share.
à	Mr. Bebek has advanced loans to our company as set forth in the following table:

Date of Loan	Amount of Loan	Maturity Date	Interest	Addendum
10/15/03	$30,000	on demand	0%	See discussion below
11/21/03	$10,000	on demand	0%	See discussion below
12/12/03	$60,000	on demand	0%	See discussion below
10/1/04	$50,000	12/31/06	10% per annum	None

The promissory notes underlying these loans initially provided for no interest and were payable on demand. On August 23, 2004, however, Mr. Bebek agreed to defer $50,000 of the total loans made on October 15, 2003, November 21, 2003, and December 12, 2003 until December 31, 2006, with 10% per annum interest to start accruing as of July 1, 2005. Further, on October 1, 2004, in connection with a loan made on that date, Mr. Bebek agreed to defer the $50,000 loan until December 31, 2006, with 10% per annum interest to start accruing as of July 1, 2005. As a result, if Mr. Bebek so chooses, he will be able to demand $50,000 at any time and the remaining $100,000 of the loans together with interest on December 31, 2006.

Item 13: Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Addendum to Option Agreement for the Undershil Aimag “Altan” Property, dated March 23, 2006
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our registration statement on Form SB-2 filed February 13, 2004.

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $8,406 and $7,170 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $7,473 and $4,500 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

By:	/s/ Ivan Bebek
Ivan Bebek,
Chief Executive Officer and Chief Financial Officer
Date:	March 29, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Ivan Bebek
Ivan Bebek
Date:	March 29, 2006
By:	/s/ Greg Thompson
Greg Thompson
Date:	March 29, 2006