Form 10QSB
period 2006-03-31
MONGOLIAN EXPLORATIONS LTD
filed 2006-05-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,350,000 common shares, par value of $0.001 per share, outstanding as of May 8, 2006.

Traditional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

The following interim unaudited financial statements of Mongolian Explorations Ltd. (the “Company”) for the three-month period ended March 31, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as at March 31, 2006 and December 31, 2005;

(b)	Interim statements of operations for the three months ended March 31, 2006 and 2005 and for the period from August 25, 2003 (inception) to March 31, 2006 (cumulative);

(c)	Interim statements of cash flows for the three months ended March 31, 2006 and 2005 and for the period from August 25, 2003 (inception) to March 31, 2006 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to March 31, 2006 (cumulative); and

(e)	Notes to the financial statements.

MONGOLIAN EXPLORATIONS LTD.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current
Cash	$260,443	$273,841

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$32,103	$24,942
Promissory notes payable - Notes 3 and 4	213,260	212,410

	245,363	237,352

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
25,000,000 common shares with par value of $0.001
Issued:
9,350,000 common shares (December 31, 2005: 9,350,000)	9,350	9,350
Additional paid-in capital	325,850	325,850
Deficit accumulated during the pre-exploration stage	(320,120)	(298,711)

	15,080	36,489

	$260,443	$273,841

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31 2006 and 2005 and
for the period August 25, 2003 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		August 25, 2003 (Date of Inception)to
	March 31,		March 31,
	2006	2005	2006
Expenses
Audit and accounting	$4,547	$4,360	$38,595
Bank charges	164	82	1,209
Consulting fees - Note 4	1,500	1,543	33,873
Filing and registration fees	-	1,190	13,140
Interest - Note 4	2,500	-	7,500
Legal fees	11,198	5,267	55,415
Mineral property costs - Notes 4 and 5	1,500	-	156,196
Office and miscellaneous - Note 4	-	375	2,419
Travel	-	-	13,082

Loss before other item	(21,409)	(12,817)	(321,429)

Other item:
Foreign exchange gain	-	-	1,309

Net loss for the period	$(21,409)	$(12,817)	$(320,120)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,350,000	3,350,000

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005 and
for the period August 25, 2003 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		August 25, 2003 (Date of Inception) to
	March 31,		March 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(21,409)	$(12,817)	$(320,120)
Adjustment for non-cash item:
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	7,161	(3,320)	32,103

Net cash used in operations	(14,248)	(16,137)	(255,517)

Financing Activities
Capital stock issued	-	-	302,700
Promissory notes	850	-	213,260

Net cash provided by financing activities	850	-	515,960

Increase (decrease) in cash during the period	(13,398)	(16,137)	260,443

Cash, beginning of period	273,841	59,382	-

Cash, end of period	$260,443	$43,245	$260,443

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from August 25, 2003 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated During the
			Additional	Pre-
	Common Stock		Paid-in	exploration
	Shares	Par Value	Capital	Stage	Total

Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	3,350	31,850	(127,977)	(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	3,350	31,850	(212,789)	(177,589)
Common stock issued for cash pursuant to a public offering - at $.05	6,000,000	6,000	294,000	-	300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	9,350	325,850	(298,711)	36,489
Net loss for the period	-	-	-	(21,409)	(21,409)

Balance, March 31, 2006	9,350,000	$9,350	$325,850	$(320,120)	$15,080

SEE ACCOMPANYING NOTES

MONGOLIAN EXPLORATIONS LTD.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Mongolian Explorations Ltd. ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $320,120 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has obtained financing from share subscriptions and by loans from its shareholders; however, there is no guarantee that additional funds from its shareholders will be received in the future. The Company may also solicit loans from other non-affiliated individuals; however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock. While management believes that the Company will be able to obtain additional funds through equity financing and/or related party advances, there can be no assurance that such additional funding will be available on acceptable terms, if at all.

Note 3	Promissory Notes Payable - Note 4

	March 31,	December 31,
	2006	2005

Promissory notes payable, unsecured, non-interest bearing and due on demand	$105,760	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006. Management believes that the termination of the option agreements constitutes an event of default under the terms of these promissory notes; the holders, however, have not given notice to this effect. Should the holders of the promissory notes give the Company notice of default, these notes would become payable on demand.
	107,500	105,000

	$213,260	$212,410

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2

Note 4 Related Party Transactions - Note 5

The Company was charged the following expenses by shareholders and directors of the Company:

	Three months ended		August 25, 2003 (Date of Inception) to
	March 31,		March 31,
	2006	2005	2006

Consulting fees	$1,500	$1,500	$33,805
Interest	2,500	-	7,500
Mineral property costs	-	-	2,000
Office and miscellaneous	-	-	1,000

	$4,000	$1,500	$44,305

Included in accounts payable and accrued liabilities is $Nil (December 31, 2005: $1,000) owed to a shareholder of the Company with respect to unpaid consulting fees and $1,500 (December 31, 2005 $nil) owed to a director of the Company with respect to unpaid consulting fees.

Included in promissory notes payable is $157,500 (December 31, 2005: $155,000) due to a director of the Company and $55,760 (December 31, 2005: $57,410) due to a shareholder of the Company (Note 3).

Note 5	Commitments

a)	Option Agreements

By option agreements dated September 1, 2003, amended June 15, 2004 and November 4, 2004, June 25, 2005 and March 23, 2006 (Undurshil Aimag property), November 25, 2003 and November 5, 2004, September 1, 2005 (Ovorkhangai Aimag property), the Company was granted the exclusive options to acquire up to 100% interest in two mineral licenses located in Mongolia.

On April 19, 2006, the Company terminated both mineral option agreements.

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

We have been in the business of mineral exploration. We were conducting mineral exploration activities in the country of Mongolia in order to assess whether certain claims possess exploitable precious, base and commercial mineral reserves. (“Precious mineral” is a general term used for gold, silver and platinum group of minerals. “Base minerals” are any of the more common and chemically active minerals such as copper, lead and zinc. These minerals are often the principle minerals in the creation of steal alloys and high tech equipment. “Commercial mineral” refers to minerals that are used for construction, which include sulphur, marble and decorative granite.)

We have only recently commenced mineral exploration activities. We obtained options to acquire a 100% interest in two mineral licenses located in Mongolia from Ton Fei Fred Tham and Associates (hereinafter “Tham”). The Undershil Aimag (“Altan”) option was executed on September 1, 2003, and the Ovorkhangai Aimag (“Ovorkhangai”) option was executed on November 25, 2003. We were undertaking preliminary exploration work to search for economic mineralization on these claims.

We had commenced an initial stage of exploration on the Altan mineral property license. We had also commenced a fact finding mission on the Ovorkhangai mineral property license. We had intended to complete these initial stages of exploration on the Altan and Ovorkhangai licenses.

HOWEVER, PLEASE NOTE THAT ON APRIL 24, 2006 ON FORM 8-K WE MADE THE FOLLOWING ANNOUNCEMENT (IN PART):

The exploration of two mineral leases in Mongolia has constituted the sole business of the Company to-date. Today, April 19, 2006, we terminated those leases due to increasing political instability in Mongolia and due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Although we have not received a notice of default from holders of promissory notes totaling $212,410 as of December 31, 2005, we believe that this termination does constitute an event of default under the terms of our promissory notes. We have begun a very intense, focused search to seek an alternative business plan and to have such a plan in place as soon as possible in order to be able to provide assurances to our creditors that we have a plan to repay our debts. After the protests of April 10, 2006, we began to seek a contingency in the event we might have to terminate our operations in Mongolia. We have not currently reached any understanding with any other parties with respect to any other mineral or other business plans, but we are actively discussing such options and expect to have developed a contingency plan within no more than 20 days from today’s date.

Results of Operations

To date, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. We incurred an accumulated net loss of $320,120 for the period from inception to March 31, 2006. We have had no revenue since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We have suspended our mining exploration operations due to the political situation in Mongolia. We are currently exploring other options. Evaluation of the risks involved in these explorations and the determination of how to use our assets in other business areas currently constitutes our business. We have not yet determined what our business plan going forward will be specifically, other than to pursue opportunities within the technology field that capitalize on our ability to analyze risks.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($320,120) for the period from inception to March 31, 2006.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of exploration activities.

Cash and Working Capital

The Company's cash balance as of March 31, 2006 was $260,443, as compared to the cash balance of $273,841 as of December 31, 2005.

Three Month Period Ending March 31, 2006

Operating expenses for the three month period ended March 31, 2006 totaled $21,409 and from inception to period ended March 31, 2006 totaled $321,429. The company experienced a net loss of $21,409 and $320,120 for the three month period ended March 31, 2006 and from inception to period ended March 31, 2006, respectively, against no revenue. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended March 31, 2006.

Liquidity and Capital Resources

For the three month period ended March 31, 2006, net cash used in operating activities, consisting mostly of loss from operations was $14,248. For the period from inception to March 31, 2006, net cash used in operating activities, consisting mostly of loss from operations was $255,517.

For the period from inception to March 31, 2006, net cash resulted from financing activities was in the amount of $515,960.

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

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. If we do not secure additional financing in the future we may consider bringing in a joint venture partner to provide the required funding. We have not, however, undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner now that we have abandoned our mineral leases and have not yet replaced those assets with a specific potential revenue source.

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

Plan of Operation

We are uncertain of what our plan of operation over the next 12 months will be. We intend to find a field of technology that utilizes our expertise in risk management to attempt to secure value for our shareholders since our efforts at mineral exploration in Mongolia proved impractical due to the rapidly worsening political situation.

We believe our cash reserves are sufficient to meet our obligations for the next twelve month period and to pay for administrative expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of completing our exploration and eventual commencement of a new business in a field of technology not yet determined. Since we do not know what our eventual business will be, there is no way to know what we might wish to spend on such a venture, if finances permitted.

ITEM 3.	CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our officer and director, Mr. Ivan Bebek. Based upon that evaluation, Mr. Bebek concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending September 30, 2005.

Item 5.	OTHER INFORMATION

The exploration of two mineral leases in Mongolia has constituted the sole business of the Company to-date. On April 19, 2006, we terminated those leases due to increasing political instability in Mongolia and due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Although we have not received a notice of default from holders of promissory notes totaling $212,410 as of December 31, 2005, we believe that this termination does constitute an event of default under the terms of our promissory notes. We have begun a very intense, focused search to seek an alternative business plan and to have such a plan in place as soon as possible in order to be able to provide assurances to our creditors that we have a plan to repay our debts. After the protests of April 10, 2006, we began to seek a contingency in the event we might have to terminate our operations in Mongolia. We have not currently reached any understanding with any other parties with respect to any other mineral or other business plans, but we are actively discussing such options and expect to have developed a contingency plan within no more than 10 days from today’s date.

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

MONGOLIAN EXPLORATIONS LTD.

DATE: May 15, 2006	/s/ Ivan Bebek
Ivan Bebek
President , Director