Form 10QSB
period 2006-06-30
Knewtrino, Inc.
filed 2006-07-28
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2006

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 333-112830

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
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
[X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,700,000 common shares, par value of $0.001 per share, outstanding as of June 30, 2006.

Traditional Small Business Disclosure Format (check one):  [  ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

The following interim unaudited financial statements of Mongolian Explorations Ltd. (the “Company”) for the three-month period ended June 30, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as at June 30March 31, 2006 and December 31, 2005;

(b)	Interim statements of operations for the three months ended June 30March 31, 2006 and 2005 and for the period from August 25, 2003 (inception) to June 30March 31, 2006 (cumulative);

(c)	Interim statements of cash flows for the three months ended March 31, 2006 and 2005 and for the period from August 25, 2003 (inception) to June 30March 31, 2006 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to June 30March 31, 2006 (cumulative); and

(e)	Notes to the financial statements.

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current
Cash	$281,697	$273,841
Prepaid expenses	10,587	-

	292,284	-

Instant Wirefree technology	46,200	-

	$338,484	$273,841

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 5	$25,495	$24,942
Promissory notes payable - Note 4	-	212,410

	25,495	237,352

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
75,700,000 common shares (December 31, 2005: 9,350,000)	75,700	9,350
Additional paid-in capital	591,460	325,850
Deficit accumulated during the pre-exploration stage	(354,171)	(298,711)

	312,989	36,489

	$338,484	$273,841

Commitments - Note 4

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2006 and June 30, 2005 for the period August 25, 2003 (Date of Incorporation) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

					August 25, 2003
	Three months	Three months	Six months	Six months	(Date of Incor-
	ended	Ended	ended	Ended	portion) to
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2005	2006	2005	2006
Expenses
Audit and accounting	$373	$7,025	$4,920	$7,025	$38,968
Bank charges	230	168	394	168	1,439
Consulting fees - Note 5	5,500	2,525	7,000	4,068	39,373
Filing and registration fees	3,499	4,693	3,499	5,883	16,639
Interest	-	-	2,500		7,500
Legal fees	23,183	6,052	34,381	11,319	78,598
Mineral property costs	-	-	1,500	-	156,196
Office and miscellaneous	-	100	-	475	2,419
Travel	-	-	-	-	13,082

Loss before other item	(32,785)	(16,121)	(54,194)	(28,938)	(354,214)

Foreign exchange gain (loss)	(1,266)		(1,266)		43

Net loss for the period	$(34,051)	$(16,121)	$(55,460)	$(28,938)	$(354,171)

Basic loss per share	$( )	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	53,563,333	3,350,000	31,456,667	3,350,000

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and June 30, 2005
for the period August 25, 2003 (Date of Incorporation) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

			August 25, 2003
	Six months	Six months	(Date of Incor-
	Ended	ended	portion) to
	June 30,	June 30,	to June 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(55,460)	$(28,938)	$(354,171)
Adjustment for non-cash items:
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to operations
Prepaid expenses	(10,587)		(10,587)
Accounts payable and accrued liabilities	553	(6,602)	25,495

Net cash used in operations	(65,494)	(35,540)	(306,763)

Investing Activities
Acquisition of Instant Wirefree, Inc.	(27,500)	-	(27,500)

Financing Activities
Capital stock issued	100,000	-	402,700
Promissory notes ( repayment)	850	-	213,260

Net cash provided by financing activities	100,850	-	615,960

Increase (decrease) in cash during the period	7,856	(35,540)	281,697
Cash, beginning of period	273,841	59,382	-

Cash, end of period	$281,697	$23,842	$281,697

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$18,700	$-	$18,700
Shares issued to settle debt	$213,260	$-	$213,260

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to June 30, 2006
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Pre-exploration
	Shares	Par Value	Capital	Stage	Total
Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$(127,977)	$(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000		300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $.001	18,700,000	18,700	-		18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	100,000	100	99,900	-	100,000

Net loss for the period	-	-	-	(55,460)	(55,460)

Balance, June 30, 2006	75,700,000	$75,700	$591,460	$(354,171)	$312,989

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Operations

On April 19, 2006, the Company terminated the option agreements it previously held to acquire a 100% interest in two mineral properties in Mongolia.

On May 2, 2006, the Company changed its name to Knewtrino, Inc..

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27, 500 and 18,700,000 common shares of the Company.

Note 2	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Knewtrino, Inc. ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

The results of operations for the three months ended June 30, 2006 are not indicative of the results that may be expected for the full year.

Note 3	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2006, the Company has not yet attained profitable operations and has accumulated losses of $354,171 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2

The Company has obtained financing from share subscriptions and by loans from its shareholders; however, there is no guarantee that additional funds from its shareholders will be received in the future. The Company may also solicit loans from other non-affiliated individuals; however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock; however, the Company is not publicly listed nor is its stock currently quoted or traded but there currently are plans for the sale of common stock. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

Note 4	Promissory Notes Payable

	June 30,	December 31,
	2006	2005

Promissory notes payable, unsecured, non-interest bearing and due on demand	$-	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.	-	105,000

	-	212,410
Less: current portion	-	(212,410)

	$-	$-

During the period, the issuer of the promissory notes converted the promissory notes into shares of the company.

Mongolian Explorations Ltd.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Six months ended		to
	June 30,		June 30,
	2006	2005	2006

Consulting fees	$2,000	$4,000	$33,805
Interest	2,500	-	7,500
Office and miscellaneous	-	-	1,000
Mineral property costs	-	-	2,000

	$4,500	$4,000	$44,305

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $nil (December 31, 2005: $1,000) owed to a shareholder of the Company and $nil (December 31, 2005 $nil) owed to a director of the Company. Included in promissory notes payable is $nil ( $155,000) due to a director of the Company.

Note 6	Common Stock

During the period, the Company changed its authorized share capital to 500,000,000 common shares with par value of $.001 per share.

On May 24, 2006, the Company issued 18,700,000 common shares to shareholders of Instant Wirefree, Inc. under the terms of an acquisiton agreement.

In May 2006, the Company issued 47,550,000 shares of common stock in settlement of promissory notes outstanding in the amount of $ 213, 260.

In May 2006, the Company issued 100,000 shares of the common stock of the company pursuant to a private placement for $ 100,000. The company at the same time issued 100,000 stock purchase warrants with an exercise price of $ 1.50 per share. All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at June 30, 2006 were outstanding.

Note 7	Subsequent Event

Subsequent to June 30, 2006, the Company issued 120,000 share of the common stock of the company pursuant to a private placement for $ 120,000. In addition the Company issued 120,000 stock purchase warrants with an exercise price of $ 1.50 per share, exercisable immediately through May 31, 2007.

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

Overview

Mongolian Explorations Ltd., now Knewtrino, Inc. (the “Company”) was incorporated on August 25, 2003, under the laws of the State of Nevada. We currently have no commercial operations or employees, own no business assets, mineral properties or real estate, and as a result we must be considered to be in our developmental and pre-exploration stage. We were formed to pursue mineral exploration and develop business opportunities. Due to political developments in Mongolia, we have decided it is not commercially viable at this time to pursue our mineral exploration business.

The exploration of two mineral leases in Mongolia has constituted the sole business of the Company until April 19, 2006, on which date we terminated those leases due to increasing political instability in Mongolia and due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Since this time, we have appointed a new chief executive officer, Jenifer Osterwalder, and we are in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts, we have acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation and we are currently in the process of commercializing and continuing to develop this and other related technologies in the wireless market. We incurred an accumulated net loss of $354,171 for the period from inception to June 30, 2006. We have had no revenue since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We have suspended our mining exploration operations due to the political situation in Mongolia. We are currently developing a business plan around wireless technology We have not yet determined what our business plan going forward will be specifically, other than to pursue opportunities within the wireless technology field that capitalize on our ability to analyze risks.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($354,171) for the period from inception to June 30, 2006.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of exploration activities.

Cash and Working Capital

The Company's cash balance as of June 30, 2006 was $281,697, as compared to the cash balance of $260,443 as of March 30, 2006.

Three Month Period Ending June 30, 2006

Operating expenses for the three month period ended June 30, 2006 totaled $55,640 and from inception to period ended June 30, 2006 totaled $354,171. The company experienced a net loss of $55,640 and $354,171 for the three month period ended June 30, 2006 and from inception to period ended June 30, 2006, respectively, against no revenue. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended June 30, 2006.

Liquidity and Capital Resources

For the three month period ended June 30, 2006, net cash used in operating activities, consisting mostly of loss from operations was $65,494. For the period from inception to June 30, 2006, net cash used in operating activities, consisting mostly of loss from operations was $306,763.

For the period from inception to June 30, 2006, net cash resulting from financing activities was in the amount of $615,960.

Our capital resources have been limited. We currently do not, and have not yet determined when we will, generate revenue for our technology activities, and to date have relied on the sale of equity and related party loans for cash required for our exploration activities. The company has no external sources of liquidity in the form of credit lines from banks. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

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

Plan of Operation

We are uncertain of what our plan of operation over the next 12 months will be. We intend to explore opportunities within the field of wireless technology that utilize our expertise in risk management to attempt to secure value for our shareholders since our efforts at mineral exploration in Mongolia proved impractical due to the rapidly worsening political situation.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our officer and director, Jenifer Osterwalder. Based upon that evaluation, Ms. Osterwalder concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  DEFAULT UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted to our security holders for a vote during the third quarter of our fiscal year ending June 30, 2006 a change in the name of the Company from Mongolian Explorations LTD. to Knewtrino, Inc. and an increase in the authorized shares of the company to 500,000,000. The shareholders approved these changes.

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

Knewtrino, Inc.

DATE: July 28, 2006	/s/ Jenifer Ostwerwalder
Jenifer Osterwalder
President, CEO, Director, Principal Financial and Accounting Officer