Form 10QSB
period 2006-09-30
Knewtrino, Inc.
filed 2006-11-14
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2006

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        333-112830

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

601 UNION STREET
TWO UNION SQUARE 42ND FLOOR SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-351-1694

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,020,000 common shares, par value of $0.001 per share, outstanding as of October 31, 2006.

Traditional Small Business Disclosure Format (check one):  [  ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

The following interim unaudited financial statements of Knewtrino, Inc. (the “Company”) for the three-month period ended September 30, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as of September 30, 2006 and December 31, 2005;

(b)
Interim statements of operations for the three months ended September 30, 2006 and 2005, for the nine months ended September 30, 2006 and 2005 and for the period from August 25, 2003 (inception) to September 30, 2006 (cumulative);

(c)	Interim statements of cash flows for the nine months ended September 30, 2006 and 2005 and for the period from August 25, 2003 (inception) to September 30, 2006(cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to September 30, 2006 (cumulative); and

(e)	Notes to the financial statements.

KNEWTRINO INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Knewtrino Inc

We have reviewed the accompanying balance sheet of Knewtrino Inc as of September 30, 2006, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Knewtrino Inc (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
November 6, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current
Cash	$477,647	$273,841
Prepaid expenses	2,293	-

	479,940	-

Instant Wirefree technology	46,200	-

Capital - Note 4	8,386	-

	$534,526	$273,841

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 6	$18,136	$24,942
Promissory notes payable - Note 5	-	212,410

	18,136	237,352

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (December 31, 2005: 9,350,000)	76,020	9,350
Additional paid-in capital	911,140	325,850
Deficit accumulated during the pre-exploration stage	(470,770)	(298,711)

	516,390	36,489

	$534,526	$273,841

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2006 and September 30, 2005 for the period August 25, 2003 (Date of Incorporation) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months	August 25, 2003 (Date of
	Ended	Ended	Ended	Ended	Incorporation)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2006	2005	2006	2005	2006
Expenses
Audit and accounting	$4,330	$3,393	$9,250	$10,418	$43,298
Bank charges	115	77	509	245	1,554
Consulting fees - Note 6	-	1,500	7,000	5,568	39,373
Depreciation	530	-	530	-	530
Filing and registration fees	2,750	-	6,249	5,883	19,389
Insurance	1,152	-	1,152	-	1,152
Interest	-	2,500	2,500	2,500	7,500
Investor relations	20,420	-	20,420	-	20,420
Legal fees	7,588	5,425	41,969	16,744	86,186
Meals and entertainment	667	-	667	-	667
Mineral property costs	-	1,600	1,500	1,600	156,196
Office and miscellaneous	6,156	-	6,156	475	8,575
Product development	66,828	-	66,828	-	66,828
Rent and utilities	7,119	-	7,119	-	7,119
Travel	57	-	57	-	13,139

Loss before other item	(117,712)	(14,495)	(171,906)	(43,433)	(471,926)

Foreign exchange gain (loss)	1,113	-	(153)		1,156

Net loss for the period	$(116,599)	$(14,495)	$(172,059)	$(43,433)	$(470,770)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	76,020,000	3,350,000	46,311,111	3,350,000

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and September 30, 2005 for the period August 25, 2003 (Date of Incorporation) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

			August 25, 2003
	Nine months	Nine months	(Date of
	Ended	Ended	Incorportion) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(172,059)	$(43,433)	$(470,770)
Adjustment for non-cash items:
Depreciation	530		530
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to operations
Prepaid expenses	(2,293)	-	(2,293)
Accounts payable and accrued liabilities	(6,806)	(7,756)	18,136

Net cash used in operations	(180,628)	(51,189)	(421,897)

Investing Activities
Acquisition of capital assets	(8,916)	-	(8,916)
Instant Wirefree technology	(27,500)	-	(27,500)

	(36,416)	-	(36,416)

Financing Activities
Capital stock issued	420,000	45,000	722,700
Promissory notes	850	2,500	213,260

Net cash provided by financing activities	420,850	47,500	935,960

Increase (decrease) in cash during the period	203,806	(3,689)	477,647
Cash, beginning of period	273,841	59,382	-

Cash, end of period	$477,647	$55,693	$477,647

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$18,700	$-	$18,700
Shares issued to settle debt	$213,260	$-	$213,260

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2006
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Pre-exploration
	Shares	Par Value	Capital	Stage	Total

Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$(127,977)	$(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000		300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-	-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710	-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	419,580	-	420,000

Net loss for the period	-	-	-	(172,059)	(172,059)

Balance, September 30, 2006	76,020,000	$76,020	$911,140	$(470,770)	$516,390

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
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

The accompanying unaudited interim financial statements have been prepared by Knewtrino, Inc. ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

The results of operations for the three months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

Note 3	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2006, the Company has not yet attained profitable operations and has accumulated losses of $470,770 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 4	Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization	2006	2005

Computer equipment	$358	$30	$328	$-
Furniture and fixtures	6,378	319	6,059	-
Leasehold improvements	2,180	181	1,999	-
	$8,916	$530	$8,386	$-

The capital assets are being depreciated on a straight line basis at the following annual rates:

Computer equipment                3 years
Furniture and fixtures                5 years
Leasehold improvements          3 years

Note 5	Promissory Notes Payable

	September 30,	December 31,
	2006	2005

Promissory notes payable, unsecured, non-interest bearing and due on demand	$-	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.	-	105,000

	-	212,410
Less: current portion	-	(212,410)

	$-	$-

During the period, the issuer of the promissory notes converted the promissory notes into shares of the company.

Note 6	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25, 2003
			(Date of
	Nine months ended		Incorporation) to
	September 30,		September 30,
	2006	2005	2006

Consulting fees	$2,000	$4,000	$33,805
Interest	2,500	-	7,500
Office and miscellaneous	-	-	1,000
Mineral property costs	-	-	2,000

	$4,500	$4,000	$44,305

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

Note 7	Common Stock

During the period, the Company changed its authorized share capital to 500,000,000 common shares with par value of $.001 per share.

On May 24, 2006, the Company issued 18,700,000 common shares to shareholders of Instant Wirefree, Inc. under the terms of an acquisition agreement.

In May 2006, the Company issued 47,550,000 shares of common stock in settlement of promissory notes outstanding in the amount of $ 213, 260.

In May 2006, the Company issued 100,000 shares of the common stock of the company pursuant to a private placement for $ 100,000. The company at the same time issued 100,000 stock purchase warrants with an exercise price of $ 1.50 per share. All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at September 30, 2006 were outstanding.

In July 2006, the Company issued 320,000 shares of the common stock of the company pursuant to a private placement for $ 320,000. The company at the same time issued 320,000 stock purchase warrants with an exercise price of $ 1.50 per share. All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at September 30, 2006 were outstanding.

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

Overview

Knewtrino, Inc. , formerly Mongolian Explorations Ltd. (the “Company”) was incorporated on August 25, 2003, under the laws of the State of Nevada. We were originally founded to conduct mineral explorations in Mongolia. Although we did exploratory feasibility work on mineral lease development, we abandoned our mineral exploration efforts in April, 2006 due to the deteriorating political and security situation in Mongolia.

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

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts, we have acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation and we are currently in the process of commercializing and continuing to develop this and other related technologies in the wireless market. We incurred an accumulated net loss of $470,770 for the period from inception to September 30, 2006. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing our wireless/mobile device software offering. We do not yet have any products or services available for sale. The impact of the acquisition of Instant Wirefree on our business is to accelerate our ability to develop and deploy a mobile software solution based in part on the intellectual property and continued assistance of former Instant Wirefree President Harshawardan Shetty. On October 18, 2006, we appointed Mr. Shetty to our board of directors.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($470,770) for the period from inception to September 30, 2006.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of exploration activities.

Cash and Working Capital

The Company's cash balance as of September 30, 2006 was $477,647, as compared to the cash balance of $281,697 as of June 30, 2006.

Three Month Period Ending September 30, 2006

Operating expenses for the three month period ended September 30, 2006 totaled $117,712 and from inception to the period ended September 30, 2006 totaled $471,926. The company experienced a net loss of $116,599 and $470,770 for the three month period ended September 30, 2006 and from inception to period ended September 30, 2006, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended September 30, 2006.

Liquidity and Capital Resources

For the three month period ended September 30, 2006, net cash used in operating activities, consisting mostly of loss from operations was $180,628. For the period from inception to September 30, 2006, net cash used in operating activities, consisting mostly of loss from operations was $421,897.

For the period from inception to September 30, 2006, net cash resulting from financing activities was in the amount of $935,960.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our officer and director, Jenifer Osterwalder. Based upon that evaluation, Ms. Osterwalder concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS and Reports on Form 8-k

(a) Exhibits

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

(b) REPORTS ON FORM 8-K

 On July 20, 2006, based upon the recommendation of and approval by our board of directors, Knewtrino, Inc., (the "Company") dismissed Amisano Hanson, Chartered Accountants ("Amisano Hanson") as its independent auditor and engaged Moore & Associates, Chartered to serve as its independent auditor for the fiscal year ending December 31, 2006. Amisano Hanson’s reports since inception on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

From Inception through the date of dismissal on July 20, 2006, there were no disagreements with Amisano Hanson on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Amisano Hanson’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's financial statements for such years.

In addition, there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B. The Company has provided Amisano Hanson with a copy of the foregoing statements and requested that Amisano Hanson provide it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy Amisano Hanson’s letter, dated July 21, 2006 is filed as Exhibit 16 to this Current Report on Form 8-K.

(b) On July 20, 2006 the board of directors of FUSA Capital Corporation engaged the accounting firm of Moore & Associates, Chartered as principal accountants Knewtrino, Inc. for the fiscal year ended December 31, 2006. Knewtrino has not consulted Moore & Associates LLC during its two most recent fiscal years nor at any time during the interim period between the end of its most recent fiscal year and the date of engagement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knewtrino, Inc.

DATE: November 10, 2006	/s/ Jenifer Ostwerwalder
Jenifer Osterwalder
President, CEO, Director, Principal Financial and Accounting Officer