Form 10KSB
period 2006-12-31
Knewtrino, Inc.
filed 2007-04-02
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-51640

Knewtrino, Inc.
(formerly Mongolian Explorations Ltd.)
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Union Street, Two Union Square, 42nd Floor, Seattle Washington	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (206) 652-3246

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Revenues for the fiscal year ended December 31, 2006 were $0.

As at March 15, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity was approximately $73,739,400

As at March 15, 2007, the registrant had outstanding 76,020,000 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage technology and services company focused on the refinement and marketing of a suite of instant messaging and information delivery services for next-generation smartphones and mobile devices. Our objective is to become the leading innovator and provider of instant messaging and information delivery services to mobile consumers. To that end we presently offer a free version of our integrated instant messaging service direct through our website at www.nootmobile.com.

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on August 25, 2003 as Mongolian Explorations Ltd., an exploration company focused on the exploration of potentially viable mineral deposits in Mongolia, East Asia.

On April 19, 2006, due to deteriorating political conditions in Mongolia, we opted to exercise our termination rights with respect to our mineral leases and we ceased our exploration operations. We immediately began searching for other business opportunities.

By certificate of amendment filed May 17, 2006, we changed our name from Mongolian Explorations Ltd. to Knewtrino, Inc.

On May 24, 2006, we entered into a certain acquisition agreement with Instant Wirefree, Inc. (“Wirefree”), whereby we acquired one hundred percent (100%) of the issued and outstanding common stock of Wirefree in exchange for eighteen million seven hundred thousand (18,700,000) of our common shares and a lump sum payment in the amount of twenty-seven thousand five hundred dollars ($27,500). At the time of the acquisition Wirefree had no current operations, revenues or assets, other than certain technology.

Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle Washington 98101. Our phone number is (206) 652-3246.

PRINCIPAL PRODUCTS AND SERVICES

We are a development stage technology and services company focused on the refinement and marketing of a suite of instant messaging and information delivery services for next-generation smartphones and mobile devices. We provide integrated mobile access to some of the most popular instant messaging communities, including AOL Messenger™, Yahoo!® Messenger, Windows Live™ Messenger and Google Talk™. What differentiates our NootMobile instant messaging services is that they can be accessed through a mobile web browser without the need to download and install additional software.

We have also recently added the NootMobile Weather Delivery Service, enabling mobile instant messaging users access to local, national and international weather reports in an easy to consume format.

PRINCIPAL MARKETS

The smartphone and mobile instant messaging market, which has both business and consumer components, is extremely large and rapidly expanding. Our technology allows consumers to access all of the major instant messaging services simultaneously through a mobile web browser and without the need to download or install additional software.

ADVERTISING AND MARKETING

We market and distribute our instant messaging and information delivery products services via the internet through our website www.nootmobile.com.

COMPETITION

Some of the largest, best known and most technologically sophisticated companies in the world compete in the instant messaging space. Google™, Yahoo!®, AOL® and Microsoft® represent some of our most well-financed and established competitors. Additionally, we face competition from a number of start-ups and new market entrants in the smartphone and mobile instant messaging and information delivery services market.

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we are not and do not anticipate becoming dependant upon any single or group of major customers.

INTELLECTUAL PROPERTY

Overview

We rely for our business on a combination of pending trademarks and trade secrets in order to protect our intellectual property. Our pending trademarks and trade secrets are among the most important assets we possess in our ability to generate revenue and profits and we will depend significantly on these intellectual property assets in being able to effectively compete in our markets.

We cannot be certain that the precautions we have taken to safeguard pending trademarks and trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

Trademarks

We have applied for registration of a number of our trademarks with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, all of our registrations are in the preliminary stages of the application process or remain pending.

Trade Secrets

Whenever we deem it important for purposes of maintaining competitive advantages, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom we may require to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2006, we had 1 full-time employee, and 2 consultants. We intend to expand our staff over the next twelve months, including additional hires in technology and marketing.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101. Our telephone number is (206) 652-3246. We lease this premises on a month-to-month basis. We also maintain an office in Vancouver, British Columbia, Canada which we lease under a written lease agreement expiring in June of 2009. Under the lease, we make payments of approximately $2,205 per month.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “KWTN” (formerly “MGXL”), and on the Frankfurt Stock Exchange under the symbol “N5W”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High	Low
Fiscal year ended 2005
Quarter ended
March 31, 2005*	$-	$-
June 30, 2005*	$-	$-
September 30, 2005*	$-	$-
December 31, 2005*	$-	$-

Fiscal year ended 2006
Quarter ended
March 31, 2006*	$-	$-
June 30, 2006	$1.780	$1.265
September 30, 2006	$1.960	$1.320
December 31, 2006	$1.300	$1.020

*	Our common shares began trading on the OTC Bulletin Board on May, 25, 2006; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of March 15, 2007, there were approximately 48 holders of record of our common shares.

DIVIDENDS

From our inception we have never declared or paid any cash dividends on shares of our common stock and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The decision to declare any future cash dividends will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deem relevant. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit our ability to pay dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

On May 24, 2006, we issued eighteen million seven hundred thousand (18,700,000) of our common shares to the shareholders of Wirefree in connection with a certain acquisition agreement.

In May 2006, we issued 47,550,000 shares of common stock in settlement of promissory notes outstanding in the amount of $213, 260.

During the period of May through July 2006, we issued 420,000 shares of common stock as part of a private placement for $ 420,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2006 and 2005 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 1 of each of our financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, raising substantial doubt as to our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

Income Taxes

We use the asset and liability method of accounting for our income taxes, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

Foreign Currency Transactions

Our functional currency is the United States dollar as substantially all of our operations use this denomination. We also use the United States dollar as our reporting currency and, accordingly, transactions undertaken in currencies other than our functional currency are translated using the exchange rate in effect as of the transaction date.

OVERVIEW

We are a development stage technology and services company focused on the refinement and marketing of a suite of instant messaging and information delivery services for next-generation smartphones and mobile devices. Our objective is to become the leading innovator and provider of instant messaging and information delivery services to mobile consumers. To that end we presently offer a free version of our integrated instant messaging service direct through our website at www.nootmobile.com.

PLAN OF OPERATION

Knewtrino, Inc. is a technology and services company focused on mobile instant messaging and information delivery services for next-generation smartphones and mobile devices. We operate NootMobile.com, a mobile instant messaging and information delivery service that provides mobile access to the most popular instant messaging services including AOL Messenger, Yahoo! Messenger, MSN Messenger and Google Talk. Unlike other mobile instant messaging services, NootMobile instant messaging is accessed through a mobile web browser and requires no software download.

Our NootMobile Beta provides mobile access to the broadest range of popular instant messaging networks using a mobile phone browser. By removing the need to download software, NootMobile Beta ensures users are free to choose whichever instant messaging service they wish, regardless of mobile device.

NootMobile Beta can be accessed at www.nootmobile.com and is free to use. In the coming months, NootMobile will continue to expand NootMobile Beta to include mobile access to more internet services via the NootMobile instant messaging service.

Over the course of the next 12 months, we intend to take the following steps to continue to develop and release features of NootMobile:

•	add at least 3 to 5 additional mobile web services that can be accessed via the NootMobile service;

•	complete the Beta testing of NootMobile and launch the fully functional NootMobile service;

•	determine preliminary pricing for software sales;

•	secure distribution partners for software sales;

•	initiate media and viral campaign to attract critical mass user base; and

•	sign up beta/trial advertisers.

NootMobile will derive revenue from two primary sources; sales of its Mobile Instant Messaging software and other mobile software and from payments by advertisers who wish to advertise to the NootMobile installed user base.

We believe that there are two factors which will drive the growth of NootMobile, immediacy and social proof. Immediacy describes the phenomenon whereby consumers are likely to access a service or utilize a piece of software in direct proportion to ease of use, immediacy of result and connectedness to the consumer’s present activity. While immediacy seems obvious, the fact that a consumer has a mobile device in their hand and desires to be in communication at any given moment - they can achieve this by accessing NootMobile services. The other factors related to immediacy, like ease of use and connectedness, are less obvious. Ease of use refers not just to the fact that NootMobile technology requires no separately downloadable software, but also to the fact that the NootMobile technology interface and design, because of its contemporary architecture and lack of legacy migration issues, is amongst the easiest to use consumer software currently on the market. Connectedness refers to the proximity of an opportunity to use a service or make a purchase in relation to the consumer’s then present activity. Because users of mobile devices are in the process of communicating with other people, devices and system software solutions which facilitate that connection could not be more proximate to the customer’s intention. This is the explanation for the power of instant messaging both with respect to its utilization and proliferation.

We expect the proliferation and purchase of NootMobile enabling technologies to mirror the utilization and proliferation of instant messaging technologies on the desktop PC. If this assumption proves correct NootMobile products may proliferate as did instant messaging products with a disproportionately low customer acquisition cost and disproportionately high rate of utilization relative to other applications.

It is our belief that the monitorization of this proliferation and utilization will begin during the next 12 months. While it is impossible to predict with any degree of certainly how extensive the utilization and proliferation of NootMobile technology will be if the parallel with instant messaging technology proves correct NootMobile technology could prove to be one of the most widely dispersed and often utilized technology in the mobile communications space.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2006 we had $288,107 of cash on hand.

Our net loss increased $270,505 from $85,922 for the fiscal year ended December 31, 2005 to $355,161 for the fiscal year ended December 31, 2006, and our working capital deficit increased $295,533, from $36,489 for the fiscal year ended December 31, 2005 to $332,022 for the fiscal year ended December 31, 2006.

Net cash used in operating activities increased $274,445, from $90,541 for the fiscal year ended December 31, 2005 to $364,986 for the fiscal year ended December 31, 2006. This increase was primarily the result of the cessation of our mining operations and the increase expenditures on the development of our NootMobile Messaging Service.

Net cash provided by financing activities increased $115,850, from $420,850 for the fiscal year ended December 31, 2005 to $305,000 for the fiscal year ended December 31, 2006. Net cash provided by financing activities for was primarily attributable to certain private placement transactions taking place in May and June 2006.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-KSB, you should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

We are a development stage company and based on our historical operating losses and negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

We have a history of operating losses and negative cash flows from operating activities. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. There can be no assurance that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

Our accumulated deficit makes it more difficult to borrow funds.

As of the fiscal year ended December 31, 2006, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our accumulated deficit was $332,022. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

From inception, we have historically generated minimal revenues while sustaining considerable operating losses and we anticipate incurring continued operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

From inception, we have generated minimal revenues and experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows in the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, (iii) research and development, and (iv) general business enhancements. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment from new market entrants as well as a number of established companies with greater resources and existing customer bases.

The market for smartphone and mobile instant messaging and information delivery services rapidly evolves and is intensely competitive as established companies and new market entrants are regularly introducing new or enhanced technologies. Competition in our market segment is based primarily upon:

•	brand recognition;

•	ease of use and access;

•	availability of financial resources; and

•	reviews received from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

To remain competitive in our market segment we will rely heavily upon what we believe to be the superior quality of our products and services, our marketing and sales abilities, technology, product and service development capabilities and our management’s experience. However, we may not be able to effectively compete in this intensely competitive market, as some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources, affording them the ability to undertake more extensive marketing campaigns and adopt more aggressive pricing policies, than we can. Moreover, we believe that competition from new entrants will increase as the market for smartphone and mobile instant messaging and information delivery services expands. If our products and services are not successful, our business, financial condition and results of operations will be negatively affected.

Our intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our business.

Our intellectual properties are the most important assets that we possess in our ability to generate revenues and profits and we rely very significantly on these intellectual property assets in being able to effectively compete in industry. However, our intellectual property rights may not provide meaningful protection from unauthorized use by others, which could result in an increase in competing services and a reduction in our own revenues. Moreover, if we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. We may not have adequate remedies if our proprietary content is appropriated.

If our products or services infringe upon the proprietary rights of others, lawsuits may be brought requiring us to pay large legal expenses and judgments, redesign some or all of our products or services or discontinue our use of certain technologies and practices.

We are not aware of any circumstances under which our products or services infringe upon any valid existing proprietary rights of third parties. Infringement claims, however, could arise at any time, whether or not meritorious, and could result in time consuming and costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign some or all of our products and services or discontinue our use of certain technologies and practices. Any of these outcomes, individually or collectively, would negatively affect on our business, financial condition and results of operations.

We face substantial competition in attracting and retaining qualified senior management and highly skilled key personnel and may be unable to develop and grow our business if we cannot attract and retain as necessary, or if we were to lose our existing, senior management and key personnel.

As a development stage company, our success, to a large extent, depends upon our ability to attract, hire and retain highly qualified and knowledgeable senior management and key personnel who possess the skills and experience necessary to satisfy our business and client service needs. Our ability to attract and retain such senior management and key personnel will depend on numerous factors, including our ability to offer salaries, benefits and professional growth opportunities that are comparable with and competitive to those offered by more established companies. We may be required to invest significant time and resources in attracting and retaining, as necessary, additional senior management and highly skilled key personnel, and many of the companies with which we will compete for any such individuals have greater financial and other resources, affording them the ability to undertake more extensive and aggressive hiring campaigns, than we can. Furthermore, an important component to the overall compensation offered to our senior management and key personnel may be equity. If our stock prices do not appreciate over time, it may be difficult for us to attract and retain senior management and highly skilled key personnel. Moreover, should we lose any members of our senior management or key personnel, we may be unable to prevent the unauthorized disclosure or use of our trade secrets, including our technical knowledge, practices, procedures or client. The normal running of our operations may be interrupted, and our financial condition and results of operations negatively affected, as a result of any inability on our part to attract or retain the services of qualified and experienced senior management and highly skilled key personnel, any member of our existing senior management or key personnel leaving and a suitable replacement not being found, or should any of our former senior management or key personnel disclose our trade secrets.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “KWTN”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock trades on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the prospective investor with current bid and ask quotations for the penny stock;

•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

We do not intend to pay any common stock dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

Future issuances of our common stock may depress our stock price and dilute your interest.

We may issue additional shares of our common stock in future financings or grant stock options to our employees, officers, directors and consultants under our stock incentive plan. Any such issuances could have the affect of depressing the market price of our common stock and, in any case, would dilute the percentage ownership interests in our company by our shareholders. In addition, we could issue serial preferred stock having rights, preferences and privileges senior to those of our common stock, including the right to receive dividends and/or preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could depress the value of our common stock and could reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock (which are unlikely in any case) or to make distributions on liquidation.

ITEM 7. FINANCIAL STATEMENTS.

KNEWTRINO, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the Years Ended December 31, 2006 and 2005, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2006	F-4

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2006	F-5

Interim Statements of Stockholders’ Equity for the period from August 25, 2003 (Date of Incorporation) through December 31, 2006	F-6

Notes to the Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Knewtrino Inc (Formerly Mongolian Explorations Inc).

We have audited the accompanying balance sheet of Knewtrino Inc (Formerly Mongolian Explorations Inc). as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Knewtrino Inc. (Formerly Mongolian Explorations Inc) as of December 31, 2005, were audited by other auditors whose report dated February 21, 2005, except as for note 5 dated March 23, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knewtrino Inc (Formerly Mongolian Explorations Inc). as of December 31, 2006 and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s net losses of $655,138 as of December 31, 2006 and its lack of profitable operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 20, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2006 and December 31, 2005
(Stated in US Dollars)

	2006	2005
ASSETS
Current
Cash	$288,107	$273,841
Prepaid expenses	9,655	-

	297,762	-

Instant Wirefree technology	46,200	-

Capital - Note 3	12,174	-

	$356,136	$273,841

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 5	$24,114	$24,942
Promissory notes payable - Note 4	-	212,410

	24,114	237,352

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2005: 9,350,000)	76,020	9,350
Additional paid-in capital	911,140	325,850
Deficit accumulated during the Development Stage	(655,138)	(298,711)

	332,022	36,489

	$356,136	$273,841

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the year ended December 31, 2006 and 2005
for the period August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

			August 25, 2003
			(Date of Incorporation)
			to December 31,
	2006	2005	2006
Expenses
Audit and accounting	$16,400	$18,066	$50,448
Bank charges	682	492	1,727
Consulting fees - Note 5	7,000	12,373	39,373
Depreciation	1,924	-	1,924
Filing and registration fees	6,934	7,008	20,074
Insurance	1,152	-	1,152
Interest	2,500	5,000	7,500
Investor relations	31,747	-	31,747
Legal fees	62,734	29,217	106,951
Meals and entertainment	667	-	667
Mineral property costs	1,500	13,600	156,196
Office and miscellaneous	10,958	1,475	13,377
Product development	139,923	-	139,923
Rent and utilities	15,019	-	15,019
Salaries and compensation - Note 5	53,000	-	53,000
Telephone and internet	3,021	-	3,021
Travel	-	-	13,082

Loss before other item	(355,161)	(87,231)	(655,181)

Foreign exchange gain (loss)	(1,266)	1,309	43

Net loss for the period	$(356,427)	$(85,922)	$(655,138)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	53,738,333	4,730,822

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
for the period August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

			August 25, 2003 (Date of Incorporation) to December 31,
	2006	2005	2006
Operating Activities
Net loss for the period	$(356,427)	$(85,922)	$(655,138)
Adjustment for non-cash items:
Depreciation	1,924		1,924
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to Operations
Prepaid expenses	(9,655)	-	(9,655)
Accounts payable and accrued liabilities	(828)	(4,619)	24,114

Net cash used in operations	(364,986)	(90,541)	(606,255)

Investing Activities
Acquisition of capital assets	(14,098)	-	(14,098)
Instant Wirefree technology	(27,500)	-	(27,500)

	(41,598)	-	(41,598)

Financing Activities
Capital stock issued	420,000	300,000	722,700
Promissory notes	850	5,000	213,260

Net cash provided by financing activities	420,850	305,000	935,960

Increase in cash during the period	14,266	214,459	288,107
Cash, beginning of period	273,841	59,382	-

Cash, end of period	$288,107	$273,841	$288,107

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$18,700	$-	$18,700
Shares issued to settle debt	$213,260	$-	$213,260

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Pre-exploration
	Shares	Par Value	Capital	Stage	Total
Common stock issued for cash - at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$(127,977)	$(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000		300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-	-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710	-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	419,580	-	420,000

Net loss for the period	-	-	-	(356,427)	(356,427)

Balance, December 31, 2006	76,020,000	$76,020	$911,140	$(655,138)	$332,022

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003. The Company’s fiscal year end is December 31.

The Company is in the development stage. The Company entered into a mineral license option agreement to explore and mine two properties in Mongolia. On April 19, 2006, the Company terminated the option agreements it previously held.

On May 2, 2006, the Company changed its name to Knewtrino, Inc.

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27, 500 and 18,700,000 common shares of the Company.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2006, the Company has not yet attained profitable operations and has accumulated losses of $655,138 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

The Company has obtained financing from share subscriptions and by loans from its shareholders; however, there is no guarantee that additional funds from its shareholders will be received in the future. The Company may also solicit loans from other non-affiliated individuals; however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favorable to the Company. The Company may also obtain additional financing by the sale of its common stock; however, the Company is not publicly listed nor is its stock currently quoted or traded but there currently are plans for the sale of common stock. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Note 2	Significant Accounting Policies - (cont’d)

(a)	Development Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

(b)	Capital Assets

Capital assets are recorded at cost and are being depreciated on a straight line basis at the following annual rates:

Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	3 years

(c)	Mineral Properties

Costs of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

(d)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincide with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

(e)	Income Taxes

The Company uses the asset and liability method of accounting for incomes taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(f)	Basic Loss per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

(g)	Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) as substantially all of the Company’s operations use this denomination. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Note 2	Significant Accounting Policies - (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Note 3	Capital Assets

Accumulated	Net Book Value
	Cost Amortization

			2006	2005

Computer equipment	$5,540	$922	$4,618	$-
Furniture and fixtures	6,378	638	5,740	-
Leasehold improvements	2,180	364	1,816	-
	$14,098	$1,924	$12,174	$-

Note 4	Promissory Notes Payable

	December 31,	December 31,
	2006	2005

Promissory notes payable, unsecured, non-interest bearing and due on demand	$-	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.	-	105,000

	-	212,410
Less: current portion	-	(212,410)

	$-	$-

During the year ended December 31, 2006, the issuer of the promissory notes converted the promissory notes into shares of the company.

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Year ended December 31,		August 25, 2003 (Date of Incorporation) to December 31,
	2006	2005	2006

Consulting fees	$2,000	$12,305	$34,305
Interest	2,500	5,000	7,500
Office and miscellaneous	-	1,000	1,000
Salaries and compensation	53,000	-	53,000
Mineral property costs	-	-	2,000

	$57,500	$18,305	$97,805

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $nil (December 31, 2005: $1,000) owed to a shareholder of the Company with respect to unpaid consulting fees. Included in promissory notes payable is $nil ($155,000) due to a former director of the Company and $nil ($57,410) due to shareholders of the Company.

The Company has entered into an agreement to pay consulting fees to a director of the Company in the amount of $ 3,000 per quarter.

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

In May 2006, the Company issued 100,000 shares of the common stock of the company pursuant to a private placement for $ 100,000. The company at the same time issued 100,000 stock purchase warrants with an exercise price of $ 1.50 per share. All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2006 were outstanding.

In July 2006, the Company issued 320,000 shares of the common stock of the company pursuant to a private placement for $ 320,000. The company at the same time issued 320,000 stock purchase warrants with an exercise price of $ 1.50 per share. All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2006 were outstanding.

Note 7	Commitments

a)	Option Agreements

By option agreements dated September 1, 2003, amended June 15, 2004 and November 4, 2004 (Undurshil Aimag property), November 25, 2003 and November 5, 2004 (Ovorkhangai Aimag property), the Company was granted the exclusive options to acquire up to 100% interest in two mineral licenses located in Mongolia.

The options shall be exercised by the Company by the payment of $20,000, the issuance of a total of 650,000 common shares of the Company and exploration expenditures of not less than $35,000 resulting in two geological reports, all of which were paid during the period ended December 31, 2003. In addition, the Company must incur future exploration expenditures on each property as follows:

i)	Undurshil Aimag

Total exploration costs of $185,000, which is required to be incurred as follows:
1)	$8,556 on or before December 31, 2003 (incurred);
2)	a further $26,444 on or before March 31, 2006;
3)	a further $50,000 on or before December 31, 2006; and
4)	a further $100,000 on or before December 31, 2007.

ii)	Ovorkhangai Aimag

Total exploration costs of $300,000 which are required to be incurred as follows:
1)	$10,000 on or before February 28, 2004 (incurred);
2)	an additional $35,000 on or before March 31, 2006;
3)	an additional $75,000 on or before March 31, 2007; and
4)	an additional $180,000 on or before October 31, 2008.

The properties are subject to the payment of a 1.5% net smelter return royalty

On April 19, 2006, the option agreements on the mineral property were terminated.

b)	Consulting Fee
The Company has agreed to pay a consulting fee of $3,000 per quarter to a director of the Company for the period in which he remains a director.

Note 8	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Deferred tax Assets	2006	2005
Non-capital loss carryforward	$119,047	$99,747
Less: valuation allowance	(119,047)	(99,747)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 9	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2006, the Company has a net operating loss carryforward which expires commencing in 2023, totaling approximately $655,000 the benefit of which has not been recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, Vladimir , as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of his evaluation our Chief Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2006.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2006:

Name	Age	Position
Vladimir Fedyunin	34	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director.
Harshawardan Shetty	35	Director

Vladimir Fedyunin - Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director

Vladimir Fedyunin has served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director since December 29, 2006. In addition, from January 2006 Mr. Fedyunin has served as President of Navigator Consulting Group, a corporate and management consultancy. Previously, he also served as Vice-President of Navigator Consulting Group, from November 1999 to January 2004. From January 2004 through January 2006 Mr. Fedyunin served as President of Inter Currency Exchange Corporation, a foreign exchange brokerage firm. From February 1993 through October 1998, he served as Executive Director of FOX, Ltd., and, from January 1992 through February 1993, as a Marketing General Manager for Trade House, Inc., both firms located in Zhitomir, Ukraine. Mr. Fedyunin holds a Certificate in Business Administration from Kiev Polytechnic Institute, and a Masters of Science in Commercial and Investment Banking from Moscow State University of Economics, Statistics and Informatics.

Harshawardan Shetty - Director

Harshawardan Shetty has a bachelor of science degree from the Indian Institute of Technology in Mechanical Engineering. He has a Masters Degree in Mechanical Engineering from the University of Maryland and was a student in the Ph.D program at the Massachusetts Institute of Technology in Robotics. Mr. Shetty currently a candidate for the Masters of Business Administration from the Tuck School of Management at Dartmouth for May 2007. Mr. Shetty is the author of the following publications: Schmidt, L. C., H. Shetty, and S. Chase, "A Graph Grammar Approach for Structure Synthesis of Mechanisms," Journal of Mechanical Design, 2000.

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

We have adopted a code of business conduct and ethics applicable to each of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of business conduct and ethics is available, without charge, to any person who so requests a copy, in writing, at: Knewtrino, Inc., 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101.

COMPLIANCE WITH SECTION 16(A)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Ivan Bebek	1	1	-

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ivan Bebek*	2005	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

Jenifer Osterwalder*	2006	$50,000	-	-	-	-	-	-	$50,000
Chief Executive Officer

Vladimir Fedyunin**	2006	-	-	-	-	-	-	-	-
Chief Executive Officer

*	Ivan Bebek resigned as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on May 24, 2006.
**
Jenifer Osterwalder served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director from May 24, 2006, until her resignation on December 29, 2006.

***	Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2006 our directors were not compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2006. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 76,020,000 shares of common stock currently outstanding and 420,000 additional shares potentially acquired within sixty days. The address of each person listed is care of Knewtrino, Inc., 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101.

Name	Amount and Nature of Ownership	Percent of Class*

Ivan Bebek (1)	6,000,000	7.85%

(1)	Consists of 6,000,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
During the fiscal year ended December 31, 2006 we incurred $2,000 in consulting fees to Ivan Bebek, our then Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director, and $2,500 in interest to Fred Tham a shareholder.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Acquisition Agreement by and between Knewtrino, Inc. and Instant Wirefree, Inc., dated May 24, 2006, incorporated by reference to Exhibit 2.01 on Form 8-K filed May 30, 2006.

3(i)(1)	Articles of Incorporation of Knewtrino, Inc., dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Knewtrino, Inc., dated May 19, 2006, incorporated by reference to Exhibit A on Definitive Schedule 14C filed May 17, 2006.

3(ii)	By-laws of Knewtrino, Inc., dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 on Form 10-KSB filed March 30, 2006.

31.1	Certification of Knewtrino, Inc. Chief Executive Officer, Valdimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007.

31.2	Certification of Knewtrino, Inc. Chief Financial Officer, Valdimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007.

32.1
Certification of Knewtrino, Inc. Chief Executive Officer, Valdimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2007.

32.2
Certification of Knewtrino, Inc. Chief Financial Officer, Valdimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005
Audit fees	$8570.80	$18,066
Audit-related fees
Tax fees
All other fees
Total	$8570.80	$18,066

All audit fees are approved by our board of directors. Amisano Hanson, Chartered Accountants (“Amisano”) were our principal accountants for the fiscal year ended December 31, 2005, and Moore & Associates, Chartered (Moore) were our principal accountants for the fiscal year ended December 31, 2006, neither provided any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore and Amisano, during the fiscal years ended December 31, 2006 and 2005, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $18,066 and $8570.80 , respectively.

Audit-Related Fees

Audit-related fees billed by Moore and Amisano during the fiscal years ended December 31, 2006 and 2005, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore and Amisano during the fiscal years ended December 31, 2006 and 2005, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed by Moore and Amisano during the fiscal years ended December 31, 2006 and 2005, respectively, for services rendered other than the amounts set forth above, including attendance at meetings and other miscellaneous financial consulting work, totaled approximately $0 and $0, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2007
KNEWTRINO, INC.

	By:	/s/ Vladimir Fedyunin
Vladimir Fedyunin
Chief Executive Officer & Principal Financial Officer