Form 10QSB
period 2007-03-31
Knewtrino, Inc.
filed 2007-05-09
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2007

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        333-112830

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR
SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-351-1694

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,020,000 common shares, par value of $0.001 per share, outstanding as of March 31, 2007.

Traditional Small Business Disclosure Format (check one):  [  ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The following interim unaudited financial statements of Knewtrino, Inc. (the “Company”) for the three-month period ended March 31, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as of March 31, 2007 and December 31, 2006;

(b)	Interim statements of operations for the three months ended March 31, 2007 and 2006 and for the period from August 25, 2003 (inception) to March 31, 2007 (cumulative);

(c)	Interim statements of cash flows for the nine months ended March 31, 2007 and 2006 and for the period from August 25, 2003 (inception) to March 31, 2007 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to March 31, 2007 (cumulative); and

(e)	Notes to the financial statements.

KNEWTRINO INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS
Current
Cash	$259,879	$288,107
Prepaid expenses	7,293	9,655

	267,172	297,762

Instant Wirefree technology	46,200	46,200

Capital - Note 4	19,013	12,174

	$332,385	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 5	$87,673	$24,114

	87,673	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	911,140	911,140
Deficit accumulated during the Development Stage	(742,448)	(655,138)

	244,712	332,022

	$332,385	$356,136

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31		Three months ended March 31		August 25, 2003 (Date of Incorportion) to March 31,
	2007		2006		2007
Expenses
Audit and accounting		$836		$4,547	$51,284
Bank charges		129		164	1,856
Consulting fees - Note 5		-		1,500	39,373
Depreciation		1,671		-	3,595
Filing and registration fees		313		-	20,387
Insurance		-		-	1,152
Interest		-		2,500	7,500
Investor relations		482		-	32,229
Legal fees		2,982		11,198	109,933
Meals and entertainment		-		-	667
Mineral property costs		-		1,500	156,196
Office and miscellaneous		302		-	13,679
Product development		60,622		-	200,545
Rent and utilities		7,220		-	22,239
Salaries and compensation - Note 5		12,109		-	65,109
Telephone and internet		644		-	3,665
Travel		-		-	13,082

Loss before other item		(87,310)		(21,409)	(742,491)

Foreign exchange gain (loss)		( -)		-	43

Net loss for the period	$	(87,310)	$	( 21,409	$ (742,448)

Basic loss per share	$	(0.01)	$	(0.00)

Weighted average number of common shares outstanding		76,020,000		9,350,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the years ended March 31, 2007 and 2005
for the period August 25, 2003 (Date of Incorporation) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31	Three months ended March 31	August 25, 2003 (Date of Incorporation) to March 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$ (87,310)	$ (21,409)	$ (742,448)
Adjustment for non-cash items:
Depreciation	1,671	-	3,595
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	-	(7,293)
Accounts payable and accrued liabilities	63,559	7,161	87,673
Net cash used in operations	(19,718)	(14,248)	(625,973)

Investing Activities
Acquisition of capital assets	(8,510)	-	(22,608)
Instant Wirefree technology	-	-	(27,500)
	(8,510)	-	(50,108)

Financing Activities
Capital stock issued	-	-	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	850	935,960

Increase (decrease) in cash during the period	(28,228)	(13,398)	259,879
Cash, beginning of period	288,107	273,841	-
Cash, end of period	$259,879	$260,443	$259,879

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to March 31, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Stage		Total
Common stock issued for cash - at $0.001	2,700,000	$2,700	$-		$-		$2,700

Common stock issued for mineral property costs - at $0.05	650,000	650	31,850		-		32,500

Net loss for the period	-	-	-		(127,977)		(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$	(127,977)	$	(92,777)
Net loss for the period	-	-	-		(84,812)		(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$	(212,789)	$	(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-		(85,922)		(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$	(298,711)		$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-		-		18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		-		213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	419,580		-		420,000

Net loss for the period	-	-	-		(356,427)		(356,427)

Balance, December 31, 2006	76,020,000	76,020	$911,140	$	(655,138)		$332,022
Net loss for the period	-	-	-		(87,310)		(87,310)

Balance, December 31, 2006	76,020,000	$76,020	$911,140	$	(742,448)		$244,712

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Knewtrino, Inc. ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2007, the Company has not yet attained profitable operations and has accumulated losses of $742,448 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 3	Significant Accounting Policies

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincide with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

(e)	Income Taxes

The Company uses the asset and liability method of accounting for incomes taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No 109 " Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(f)	Basic Loss per Share

The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

(g)	Foreign Currency Translation

The Company’s functional currency is United States ( “U.S”) as substantially all of the Company’s operations use this denomination. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Note 4	Capital Assets

			Net Book Value
		Accumulated	March 31	December 31,
	Cost	Amortization	2007	2006

Computer equipment	$14,049	$2,094	$11,955	$4,618
Furniture and fixtures	6,379	957	5,422	5,740
Leasehold improvements	2,180	544	1,636	1,816
	$22,608	$3,595	$19,013	$12,174

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Three months ended March 31		August 25, 2003 (Date of Incorporation) to December 31,
	2007	2006	2006

Consulting fees	$-	$1,500	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	12,109	-	65,109
Mineral property costs	-	-	2,000

	$12,109	$4,000	$109,914

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $3,066 (December 31, 2006: $nil) owed to a shareholder of the Company with respect to unpaid consulting fees.

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

The exploration of two mineral leases in Mongolia has constituted the sole business of the Company until April 19, 2006, on which date we terminated those leases due to increasing political instability in Mongolia and due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Since this time, we have appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we are in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts, we have acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation and we are currently in the process of commercializing and continuing to develop this and other related technologies in the wireless market. We incurred an accumulated net loss of $742,448 for the period from inception to March 31, 2007. We have had no revenues from operations since our inception.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of ($742,448) for the period from inception to March 31, 2007.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2007 was $259,879, as compared to the cash balance of $260,443 as of March 31, 2006.

Three Month Period Ending March 31, 2007

Operating expenses for the three month period ended March 31, 2007 totaled $87,310 and from inception to the period ended March 31, 2007 totaled $742,491. The company experienced a net loss of $87,310 and $742,448 for the three month period ended March 31, 2007 and from inception to period ended March 31, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

For the three month period ended March 31, 2007, net cash used in operating activities, consisting mostly of loss from operations was $19,718. For the period from inception to March 31, 2007, net cash used in operating activities, consisting mostly of loss from operations was $625,973.

For the period from inception to March 31, 2007, net cash resulting from financing activities was in the amount of $935,960.

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

Plan of Operation

We are uncertain of what our plan of operation over the next 12 months will be. We intend to continue to develop our applications in the space of mobile wireless technologies and to continue to work toward the revenue producing commercialization of such technology.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our officer and director, Vladimir Fedyunin. Based upon that evaluation, Mr. Fedyunin concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knewtrino, Inc.

DATE: May 8, 2007	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer