Form 10QSB
period 2007-06-30
Knewtrino, Inc.
filed 2007-08-01
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2007

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
[X] Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ X] Yes  [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,020,000 common shares, par value of $0.001 per share, outstanding as of June 30, 2007.

Traditional Small Business Disclosure Format (check one):  [  ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The following interim unaudited financial statements of Knewtrino, Inc. (the “Company”) for the six-month period ended June 30, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as of June 30, 2007 and December 31, 2006;

(b)
Interim statements of operations for the three month ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006 and for the period from August 25, 2003 (inception) to June 30, 2007 (cumulative);

(c)	Interim statements of cash flows for the six months ended June 30, 2007 and 2006 and for the period from August 25, 2003 (inception) to June 30, 2007 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to June 30, 2007 (cumulative); and

(e)	Notes to the financial statements.

KNEWTRINO INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	June 30	December 31
	2007	2006
ASSETS
Current
Cash	$120,796	$288,107
Prepaid expenses	7,293	9,655

	128,089	297,762

Instant Wirefree technology	46,200	46,200

Capital – Note 4	19,288	12,174

	$193,577	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$22,560	$24,114

	22,560	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	911,140	911,140
Deficit accumulated during the Development Stage	(816,143)	(655,138)

	171,017	332,022

	$193,577	$356,136

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2007 and 2006 for the period August 25, 2003 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended June 30	Three months ended June 30	Six months ended June 30	Six months ended June 30	August 25, 2003 (Date of Incorportion) to June 30,
	2007	2006	2007	2006	2007
Expenses
Audit and accounting	$5,573	$373	$6,409	$4,920	$56,857
Bank charges	87	230	216	394	1,943
Consulting fees – Note 5	-	5,500	-	7,000	39,373
Depreciation	2,061	-	3,732	-	5,656
Filing and registration fees	1,000	3,499	1,313	3,499	21,387
Insurance	-	-	-	-	1,152
Interest	-	-	-	2,500	7,500
Investor relations	963	-	1,445	-	33,192
Legal fees	12,246	23,183	15,228	34,381	122,179
Meals and entertainment	-	-	-	-	667
Mineral property costs	-	-	-	1,500	156,196
Office and miscellaneous	563	-	865	-	14,242
Product development	28,918	-	89,540	-	229,463
Rent and utilities	8,585	-	15,805	-	30,824
Salaries and compensation – Note 5	13,038	-	25,147	-	78,147
Telephone and internet	661	-	1,305	-	4,326
Travel	-	-		-	13,082

Loss before other item	(73,695)	(32,785	(161,005)	(54,194	(816,186)

Foreign exchange gain (loss)	(-)	(1,266)	(-)	(1,266)	43

Net loss for the period	$(73,695)	$(34,051)	$(161,005)	$(55,460)	$(816,143)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	76,020,000	53,563,333	76,020,000	31,456,667

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended June 30, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to June 30, 2007
 (Stated in US Dollars)
(Unaudited)

	Six months ended June 30	Six months ended June 30	August 25, 2003 (Date of Incorportion) to June 30,
	2007	2006	2007
Operating Activities
Net loss for the period	$(161,005)	$(55,460)	$(816,143)
Adjustment for non-cash items:
Depreciation	3,732	-	5,656
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	(10,587)	(7,293)
Accounts payable and accrued liabilities	(1,554)	553	22,560

Net cash used in operations	(156,465)	(65,494)	(762,720)

Investing Activities
Acquisition of capital assets	(10,846)	-	(24,944)
Instant Wirefree technology	-	(27,500)	(27,500)

	(10,846)	(27,500)	(52,444)

Financing Activities
Capital stock issued	-	100,000	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	100,850	935,960

Increase (decrease) in cash during the period	(167,311)	7,856	120,796
Cash, beginning of period	288,107	273,841	-

Cash, end of period	$120,796	$281,697	$120,796

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs – at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$(127,977)	$(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000		300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-	-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710	-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	419,580	-	420,000

Net loss for the period	-	-	-	(356,427)	(356,427)

Balance, December 31, 2006	76,020,000	76,020	$911,140	$(655,138)	$332,022
Net loss for the period	-	-	-	(161,005)	(161,005)

Balance, June 30, 2007	76,020,000	$76,020	$911,140	$(816,143)	$171,017

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
June 30, 2007
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

The results of operations for the three months ended June 30, 2007 are not indicative of the results that may be expected for the full year.

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At June 30, 2007, the Company has not yet attained profitable operations and has accumulated losses of $816,143 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

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
June 30, 2007
(Stated in US Dollars)
(Unaudited)

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

Note 4	Capital Assets

	Accumulated		Net Book Value
	Cost	Amortization
			June 30
			2007	2006

Computer equipment	$16,386	$3,654	$12,732	$4,618
Furniture and fixtures	6,379	1,276	5,103	5,740
Leasehold improvements	2,180	727	1,453	1,816
	$24,945	$5,657	$19,288	$12,174

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)
Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Six months ended June 30		August 25, 2003 (Date of Incorporation) to June 30,
	2007	2006	2007

Consulting fees	$-	$2.000	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	25,147	-	78,147
Mineral property costs	-	-	2,000

	$25,147	$4,500	$122,952

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $1,008 (December 31, 2006: $nil) owed to a shareholder of the Company with respect to unpaid consulting fees.

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

Overview

Knewtrino, Inc., formerly Mongolian Explorations Ltd. (the “Company”) was incorporated on August 25, 2003, under the laws of the State of Nevada. We were originally founded to conduct mineral explorations in Mongolia. Although we did exploratory feasibility work on mineral lease development, we abandoned our mineral exploration efforts in April, 2006 due to the deteriorating political and security situation in Mongolia and specifically due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Since that time, we had appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we were in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.  We have not yet concluded any agreements regarding any such potential mining operations, but are actively seeking partners and opportunities in the mineral exploration space.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts, we have acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. We incurred an accumulated net loss of $816,143 for the period from inception to June 30, 2007. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of seeking a mining opportunity. We do not yet have any products or services available for sale and are not conducting any mining operations.   Consistent with our attempt to enter the wireless space, we acquired Instant Wirefree, Inc. and received consultation from its president, Harshawardan Shetty.   On October 18, 2006, we appointed Mr. Shetty to our board of directors. On July 27, 2007, Mr. Shetty resigned from our board of directors because of a prohibition against serving on public boards by his new employer.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $816,143 for the period from inception to June 30, 2007.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of June 30, 2007 was $120,796, as compared to the cash balance of $281,697 as of June 30, 2006.

Period Ending June 30, 2007

Operating expenses for the three month period ended June 30, 2007 totaled $73,695 and from inception to the period ended June 30, 2007 totaled $816,186. The company experienced a net loss of $73,695 and $816,143 for the three month period ended June 30, 2007 and from inception to period ended June 30, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended June 30, 2007.

Liquidity and Capital Resources

For the six month period ended June 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $156,465. For the period from inception to June 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $762,720.

For the period from inception to June 30, 2007, net cash resulting from financing activities was in the amount of $935,960.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2006. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We are uncertain of what our plan of operation over the next 12 months will be. We intend to return to our roots in the mining exploration field, but to seek a more politically stable environment than the one in Mongolia.  We currently do not have any mineral leases or any mining operations of any kind.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our officer and director, Vladimir Fedyunin. Based upon that evaluation, Mr. Fedyunin concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  DEFAULT UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

On July 27, 2007, Harshawardan Shetty resigned from our board of directors because of a prohibition against serving on public boards by his new employer.  In June, 2007, we made the decision to abandon all attempts to commercialize or develop any wireless products or services of any kind including any use or commercialization of the technology we acquired from Instant Wirefree, Inc.  We are currently seeking to return to the field of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.  We have not yet concluded any agreements regarding any such potential mining operations, but are actively seeking partners and opportunities in the mineral exploration space.

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

Knewtrino, Inc.

DATE: August 1, 2007	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer