Form 10QSB
period 2007-09-30
Vanguard Minerals CORP
filed 2007-11-14
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2007

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        333-112830

VANGUARD MINERALS COPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-351-1694

Knewtrino, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,020,000 common shares, par value of $0.001 per share, outstanding as of September 30, 2007.

Traditional Small Business Disclosure Format (check one):  [  ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended September 30, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim balance sheets as of September 30, 2007 and December 31, 2006;

(b)	Interim statements of operations for the nine months ended September 30, 2007 and 2006 and for the period from August 25, 2003 (inception) to September 30, 2007 (cumulative);

(c)	Interim statements of cash flows for the nine months ended September 30, 2007 and 2006 and for the period from August 25, 2003 (inception) to September 30, 2007 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to September 30, 2007 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
 INTERIM BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30	December 31
	2007	2006
ASSETS
Current
Cash	$52,222	$288,107
Prepaid expenses	7,293	9,655

	59,515	297,762

Instant Wirefree technology	46,200	46,200

Capital – Note 4	18,738	12,174

	$124,453	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$49,284	$24,114

	49,284	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	911,140	911,140
Deficit accumulated during the Development Stage	(911,991)	(655,138)

	75,169	332,022

	$124,453	$356,136

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2007 and 2006 for the period August 25, 2003 (Date of Incorporation) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30	Three months ended September 30	Nine months ended September 30	Nine months ended September 30	August 25, 2003 (Date of Incorportion) to September 30,
	2007	2006	2007	2006	2007
Expenses
Audit and accounting	$4,177	$4,330	$10,586	$9,250	$61,034
Bank charges	130	115	346	509	2,073
Consulting fees – Note 5	29,790	-	29,790	7,000	69,163
Depreciation	2,277	530	6,009	530	7,933
Filing and registration fees	861	2,750	2,174	6,249	22,248
Insurance	-	1,152	-	1,152	1,152
Interest	-	-	-	2,500	7,500
Investor relations	-	20,420	1,445	20,420	33,192
Legal fees	5,028	7,588	20,256	41,969	127,207
Meals and entertainment	-	667	-	667	667
Mineral property costs	-	-	-	1,500	156,196
Office and miscellaneous	646	6,156	1,511	6,156	14,888
Product development	33,200	66,828	122,740	66,828	262,663
Rent and utilities	7,710	7,119	23,515	7,119	38,534
Salaries and compensation – Note 5	11,547	-	36,694	-	89,694
Telephone and internet	482	-	1,787	-	4,808
Travel	-	57		57	13,082

Loss before other item	(95,848)	(117,713)	(256,853)	(171,906)	(912,034)

Foreign exchange gain (loss)	(-)	1,113	(-)	(153)	43

Net loss for the period	$(95,848)	$(116,599)	$(256,853)	$(172,059)	$(911,991)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	76,020,000	76,020,000	76,020,000	46,311,111

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended September 30, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to September 30, 2007
 (Stated in US Dollars)
(Unaudited)

	Nine months ended September 30	Nine months ended September 30	August 25, 2003 (Date of Incorportion) to September 30,
	2007	2006	2007
Operating Activities
Net loss for the period	$(256,853)	$(172,059)	$(911,991)
Adjustment for non-cash items:
Depreciation	6,009	530	7,933
Capital stock issued for mineral property costs	-	-	32,500
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	(2,293)	(7,293)
Accounts payable and accrued liabilities	25,170	(6,806)	49,284

Net cash used in operations	(223,312)	(180,628)	(829,567)

Investing Activities
Acquisition of capital assets	(12,573)	(8,916)	(26,671)
Instant Wirefree technology	-	(27,500)	(27,500)

	(12,573)	(36,416)	(54,171)

Financing Activities
Capital stock issued	-	420,000	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	420,850	935,960

Increase (decrease) in cash during the period	(235,885)	203,806	52,222
Cash, beginning of period	288,107	273,841	-

Cash, end of period	$52,222	$477,647	$52,222

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$2,700

Common stock issued for mineral property costs – at $0.05	650,000	650	31,850	-	32,500

Net loss for the period	-	-	-	(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850	$(127,977)	$(92,777)
Net loss for the period	-	-	-	(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850	$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000		300,000
Net loss for the period	-	-	-	(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850	$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-	-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710	-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	419,580	-	420,000

Net loss for the period	-	-	-	(356,427)	(356,427)

Balance, December 31, 2006	76,020,000	76,020	$911,140	$(655,138)	$332,022
Net loss for the period	-	-	-	(256,853)	(256,853)

Balance, September 30, 2007	76,020,000	$76,020	$911,140	$(911,991)	$75,169
SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006.

The results of operations for the nine months ended September 30, 2007 are not indicative of the results that may be expected for the full year.

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

On September 19, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2007, the Company has not yet attained profitable operations and has accumulated losses of $911,991 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

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

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
September 30, 2007
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

Note 4	Capital Assets

		Accumulated	Net Book Value September 30
	Cost	Amortization	2007	2006

Computer equipment	$17,922	$5,402	$12,520	$4,618
Furniture and fixtures	6,569	1,623	4,946	5,740
Leasehold improvements	2,180	908	1,272	1,816
	$26,671	$7,933	$18,738	$12,174

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Nine months ended		August 25, 2003 (Date of Incorporation) to
	September 30		September 30,
	2007	2006	2007

Consulting fees	$-	$2.000	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	36,694	-	89,694
Mineral property costs	-	-	2,000

	$25,147	$4,500	$134,499

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $4,000 (December 31, 2006: $nil) owed to a shareholder of the Company with respect to unpaid consulting fees.

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

Overview

Vanguard Minerals Corporation, formerly Knewtrino, Inc., (the “Company”) was originally incorporated as Mongolian Explorations Ltd. on August 25, 2003, under the laws of the State of Nevada. We were originally founded to conduct mineral explorations in Mongolia. Although we did exploratory feasibility work on mineral lease development, we abandoned our mineral exploration efforts in April, 2006 due to the deteriorating political and security situation in Mongolia and specifically due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Since that time, we had appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we were in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.  We have not yet concluded any agreements regarding any such potential mining operations, but are actively seeking partners and opportunities in the mineral exploration space.  In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our renewed commitment to our traditional core business of mineral exploration.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities, the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts, we have acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. We incurred an accumulated net loss of $911,991 for the period from inception to September 30, 2007. We have had no revenues from operations since our inception.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $911,991 for the period from inception to September 30, 2007.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of September 30, 2007 was $52,222, as compared to the cash balance of $288,107 as of December 31, 2006.

Period Ending September 30, 2007

Operating expenses for the three month period ended September 30, 2007 totaled $95,848 and from inception to the period ended September 30, 2007 totaled $912,034. The company experienced a net loss of $95,848 and $911,991 for the three month period ended September 30, 2007 and from inception to period ended September 30, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended September 30, 2007.

Liquidity and Capital Resources

For the nine month period ended September 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $223,312. For the period from inception to September 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $829,567.

For the period from inception to September 30, 2007, net cash resulting from financing activities was in the amount of $935,960.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our officer and director, Vladimir Fedyunin. Based upon that evaluation, Mr. Fedyunin concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  DEFAULT UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

On July 27, 2007, Harshawardan Shetty resigned from our board of directors because of a prohibition against serving on public boards by his new employer.  In June, 2007, we made the decision to abandon all attempts to commercialize or develop any wireless products or services of any kind including any use or commercialization of the technology we acquired from Instant Wirefree, Inc.  We are currently seeking to return to the field of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.  We have not yet concluded any agreements regarding any such potential mining operations, but are actively seeking partners and opportunities in the mineral exploration space.  In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our return to our traditional core business of mining.

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

Vanguard Minerals Corporation

DATE: November 14, 2007	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer