Form 10QSB/A
period 2007-03-31
Vanguard Minerals CORP
filed 2008-01-11
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

KNEWTRINO INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
March  31, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS
Current
Cash	$259,879	$288,107
Prepaid expenses	7,293	9,655

	267,172	297,762

Instant Wirefree technology	46,200	46,200

Capital – Note 4	19,013	12,174

	$332,385	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$87,673	$24,114

	87,673	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	1,354,252	1,354,252
Warrants	210,000	210,000
Deficit accumulated during the Development Stage	(1,395,560)	(1,308,250)

	244,712	332,022

	$332,385	$356,136

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March  31, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to March  31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	August 25, 2003 (Date of Incorporation) to March 31, 2007
Expenses
Audit and accounting	$836	$4,547	$51,284
Bank charges	129	164	1,856
Consulting fees – Note 5	-	1,500	39,373
Depreciation	1,671	-	3,595
Filing and registration fees	313	-	20,387
Insurance	-	-	1,152
Interest	-	2,500	7,500
Investor relations	482	-	32,229
Legal fees	2,982	11,198	109,933
Meals and entertainment	-	-	667
Mineral property costs	-	1,500	156,196
Office and miscellaneous	302	-	13,679
Product development	60,622	-	200,545
Rent and utilities	7,220	-	22,239
Salaries and compensation – Note 5	12,109	-	65,109
Telephone and internet	644	-	3,665
Travel	-	-	13,082

Loss before other item	(87,310)	(21,409)	(742,491)

Foreign exchange gain (loss)	( -)	-	43
Fair value of discount on private placement	-	-	(653,112)

Net loss for the period	$(87,310)	$(21,409	$(1,395,560)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	76,020,000	9,350,000

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the years ended March  31, 2007 and 2005
for the period August 25, 2003 (Date of Incorporation) to March  30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	August 25, 2003 (Date of Incorporation) to March 31, 2007
Operating Activities
Net loss for the period	$(87,310)	$(21,409)	$(1,395,560)
Adjustment for non-cash items:
Depreciation	1,671	-	3,595
Capital stock issued for mineral property costs	-	-	32,500
Fair value discount on private placement	-	-	653,112
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	-	(7,293)
Accounts payable and accrued liabilities	63,559	7,161	87,673

Net cash used in operations	(19,718)	(14,248)	(625,973)

Investing Activities
Acquisition of capital assets	(8,510)	-	(22,608)
Instant Wirefree technology	-	-	(27,500)

	(8,510)	-	(50,108)

Financing Activities
Capital stock issued	-	-	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	850	935,960

Increase (decrease) in cash during the period	(28,228)	(13,398)	259,879
Cash, beginning of period	288,107	273,841	-

Cash, end of period	$259,879	$260,443	$259,879

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to March  31, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in		Deficit Accumulated During the
	Shares	Par Value	Capital	Warrants	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700
Common stock issued for mineral property costs – at $0.05	650,000	650	31,850		-	32,500
Net loss for the period	-	-	-		(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$(92,777)
Net loss for the period	-	-	-		(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000			300,000
Net loss for the period	-	-	-		(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-		-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000	-	420,000
Fair value discount on private placement			653,112			653,112
Net loss for the period	-	-	-		(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	76,020	$1,354,252		$(1,308,250)	$332,022
Net loss for the period	-	-	-		(87,310)	(87,310)

Balance, March 31, 2007	76,020,000	$76,020	$1,354,252	$210,000	$(1,395,560)	$244,712

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At March  31, 2007, the Company has not yet attained profitable operations and has accumulated losses of $1,395,560 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Knewtrino Inc.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
Notes to the  Interim Financial Statements
March  30, 2007
(Stated in US Dollars)
-Page 2

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

Knewtrino Inc.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
Notes to the  Interim Financial Statements
March  30, 2007
(Stated in US Dollars)
-Page 3

(c)	Mineral Properties

Costs of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

(d)	Environmental Costs

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

Knewtrino Inc.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
Notes to the  Interim Financial Statements
March  30, 2007
(Stated in US Dollars)
-Page 4

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Note 4	Capital Assets

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2007	December 31, 2006

Computer equipment	$14,049	$2,094	$11,955	$4,618
Furniture and fixtures	6,379	957	5,422	5,740
Leasehold improvements	2,180	544	1,636	1,816
	$22,608	$3,595	$19,013	$12,174

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Three months ended March 31		August 25, 2003 (Date of Incorporation) to March 31,
	2007	2006	2007

Consulting fees	$-	$1,500	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	12,109	-	65,109
Mineral property costs	-	-	2,000

	$12,109	$4,000	$109,914

Knewtrino Inc.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
Notes to the  Interim Financial Statements
March  30, 2007
(Stated in US Dollars)
-Page 5

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $1,395,560 for the period from inception to March 31, 2007.

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

Three Month Period Ending March 31, 2007

Operating expenses for the three month period ended March 31, 2007 totaled $87,310 and from inception to the period ended March 31, 2007 totaled $742,491. The company experienced a net loss of $87,310 and $1,395,560 for the three month period ended March 31, 2007 and from inception to period ended March 31, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to the fair value of the discount on our private placement and a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) were a net loss of $0.00 for the three month period ended March 31, 2007.

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

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB/A.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB/A.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanguard Minerals Corporation

DATE: January 10, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer