Form 10QSB/A
period 2007-06-30
Vanguard Minerals CORP
filed 2008-01-11
CIK 1279620

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

KNEWTRINO INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	June 30	December 31
	2007	2006
ASSETS
Current
Cash	$120,796	$288,107
Prepaid expenses	7,293	9,655

	128,089	297,762

Instant Wirefree technology	-	46,200

Capital – Note 4	19,288	12,174

	$147,377	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$22,560	$24,114

	22,560	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	1,354,252	1,354,252
Warrants	210,000	210,000
Deficit accumulated during the Development Stage	(1,515,455)	(1,308,250)

	124,817	332,022

	$147,377	$356,136

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2007 and 2006 for the period August 25, 2003 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007		Six months ended June 30, 2006	August 25, 2003 (Date of Incorporation) to June 30, 2007
Expenses
Audit and accounting	$5,573	$373		$6,409	$4,920	$56,857
Bank charges	87	230		216	394	1,943
Consulting fees – Note 5	-	5,500		-	7,000	39,373
Depreciation	2,061	-		3,732	-	5,656
Filing and registration fees	1,000	3,499		1,313	3,499	21,387
Insurance	-	-		-	-	1,152
Interest	-	-		-	2,500	7,500
Investor relations	963	-		1,445	-	33,192
Legal fees	12,246	23,183		15,228	34,381	122,179
Meals and entertainment	-	-		-	-	667
Mineral property costs	-	-		-	1,500	156,196
Office and miscellaneous	563	-		865	-	14,242
Product development	28,918	-		89,540	-	229,463
Rent and utilities	8,585	-		15,805	-	30,824
Salaries and compensation – Note 5	13,038	-		25,147	-	78,147
Telephone and internet	661	-		1,305	-	4,326
Travel	-	-			-	13,082

Loss before other item	(73,695)	(32,785		(161,005)	(54,194	(816,186)

Foreign exchange gain (loss)	( -)	(1,266)		( -)	(1,266)	43
Fair value of discount on private placement	-	(99,924)			(99,924)	(653,112)
Impairment in Instant Wirefree technology	(46,200)	-		(46,200)	-	(46,200)

Net loss for the period	$(119,895)	$(133,975)	$	(207,205)	$(155,384)	$(1,515,455)

Basic loss per share	$(0.00)	$(0.00)		$(0.01)	$(0.00)

Weighted average number of common shares outstanding	76,020,000	53,563,333		76,020,000	31,456,667

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended June 30, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	August 25, 2003 (Date of Incorporation) to June 30, 2007

Operating Activities
Net loss for the period	$(207,205)	$(155,384)	$(1,515,,455)
Adjustment for non-cash items:
Depreciation	3,732	-	5,656
Capital stock issued for mineral property costs	-	-	32,500
Impairment in Instant Wirefree technology	46,200	-	46,200
Fair value discount on private placement	-	99,924	653,112
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	(10,587)	(7,293)
Accounts payable and accrued liabilities	(1,554)	553	22,560

Net cash used in operations	(156,465)	(65,494)	(762,720)

Investing Activities
Acquisition of capital assets	(10,846)	-	(24,944)
Instant Wirefree technology	-	(27,500)	(27,500)

	(10,846)	(27,500)	(52,444)

Financing Activities
Capital stock issued	-	100,000	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	100,850	935,960

Increase (decrease) in cash during the period	(167,311)	7,856	120,796
Cash, beginning of period	288,107	273,841	-

Cash, end of period	$120,796	$281,697	$120,796

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in		Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Warrants	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700

Common stock issued for mineral property costs – at $0.05	650,000	650	31,850		-	32,500

Net loss for the period	-	-	-		(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$(92,777)
Net loss for the period	-	-	-		(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000			300,000
Net loss for the period	-	-	-		(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-		-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000	-	420,000
Fair value discount on private placement			653,112			653,112
Net loss for the period	-	-	-		(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	76,020	$1,354,252		$(1,308,250)	$332,022
Net loss for the period	-	-	-		(207,205)	(207,205)

Balance, June 30, 2007	76,020,000	$76,020	$1,354,252	$210,000	$(1,515,455)	$124,817

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

During the period, the Company changed its business focus and as a result will no longer be developing the Instant Wirefree technology. As a result Knewtrino has recognized an impairment of $ 46,200 in the value of the technology asset.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At June 30, 2007, the Company has not yet attained profitable operations and has accumulated losses of $1,515,455 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 4	Capital Assets

			Net Book Value
		Accumulated	June 30
	Cost	Amortization	2007	2006

Computer equipment	$16,386	$3,654	$12,732	$4,618
Furniture and fixtures	6,379	1,276	5,103	5,740
Leasehold improvements	2,180	727	1,453	1,816
	$24,945	$5,657	$19,288	$12,174

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Six months ended		August 25, 2003 (Date of Incorporation) to
	June 30		June 30,
	2007	2006	2007

Consulting fees	$-	$2.000	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	25,147	-	78,147
Mineral property costs	-	-	2,000

	$25,147	$4,500	$122,952

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $1,515,455 for the period from inception to June 30, 2007.

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

Period Ending June 30, 2007

Operating expenses for the three month period ended June 30, 2007 totaled $73,695 and from inception to the period ended June 30, 2007 totaled $816,186. The company experienced a net loss of $119,895 and $1,515,455 for the three month period ended June 30, 2007 and from inception to period ended June 30, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to the fair value of a discount on our private placement, impairment of the Instant Wirefree Technology assets and foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

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

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB/A

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-QSB/A

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanguard Minerals Corporation

DATE: January 10, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer