Form 10QSB/A
period 2007-09-30
Vanguard Minerals CORP
filed 2008-01-11
CIK 1279620

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

VANGUARD MINERALS CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30	December 31
	2007	2006
ASSETS
Current
Cash	$52,222	$288,107
Prepaid expenses	7,293	9,655

	59,515	297,762

Instant Wirefree technology	-	46,200

Capital – Note 4	18,738	12,174

	$78,253	$356,136

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$49,284	$24,114

	49,284	24,114

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2006: 76,020,000)	76,020	76,020
Additional paid-in capital	1,354,252	1,354,252
Warrants	210,000	210,000
Deficit accumulated during the Development Stage	(1,611,303)	(1,308,250)

	28,969	332,022

	$78,253	$356,136

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2007 and 2006 for the period August 25, 2003 (Date of Incorporation) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007		Nine months ended September 30, 2006	August 25, 2003 (Date of Incorporation) to September 30, 2007
Expenses
Audit and accounting	$4,177	$4,330		$10,586	$9,250	$61,034
Bank charges	130	115		346	509	2,073
Consulting fees – Note 5	29,790	-		29,790	7,000	69,163
Depreciation	2,277	530		6,009	530	7,933
Filing and registration fees	861	2,750		2,174	6,249	22,248
Insurance	-	1,152		-	1,152	1,152
Interest	-	-		-	2,500	7,500
Investor relations	-	20,420		1,445	20,420	33,192
Legal fees	5,028	7,588		20,256	41,969	127,207
Meals and entertainment	-	667		-	667	667
Mineral property costs	-	-		-	1,500	156,196
Office and miscellaneous	646	6,156		1,511	6,156	14,888
Product development	33,200	66,828		122,740	66,828	262,663
Rent and utilities	7,710	7,119		23,515	7,119	38,534
Salaries and compensation – Note 5	11,547	-		36,694	-	89,694
Telephone and internet	482	-		1,787	-	4,808
Travel	-	57			57	13,082

Loss before other item	(95,848)	(117,712)		(256,853)	(171,906)	(912,034)

Foreign exchange gain (loss)	( -)	1,113		( -)	(153)	43
Fair value of discount on private placement	-	(553,188)			(653,112)	(653,112)
Impairment in Instant Wirefree technology	-	-		(46,200)	-	(46,200)

Net loss for the period	$(95,848)	$(669,787)	$	(303,053)	$(825,171)	$(1,611,303)

Basic loss per share	$(0.00)	$(0.01)		$(0.00)	$(0.02)

Weighted average number of common shares outstanding	76,020,000	76,020,000		76,020,000	46,311,111

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended September 30, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to September 30, 2007
 (Stated in US Dollars)
(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	August 25, 2003 Date of Incorporation) to September 30, 2007
Operating Activities
Net loss for the period	$(303,053)	$(825,171)	$(1,611,303)
Adjustment for non-cash items:
Depreciation	6,009	530	7,933
Capital stock issued for mineral property costs	-	-	32,500
Fair value discount on private placement	-	653,112	653,112
Impairment in Instant Wirefree technology	46,200	-	46,200
Change in non-cash working capital balances related to Operations
Prepaid expenses	2,362	(2,293)	(7,293)
Accounts payable and accrued liabilities	25,170	(6,806)	49,284

Net cash used in operations	(223,312)	(180,628)	(829,567)

Investing Activities
Acquisition of capital assets	(12,573)	(8,916)	(26,671)
Instant Wirefree technology	-	(27,500)	(27,500)

	(12,573)	(36,416)	(54,171)

Financing Activities
Capital stock issued	-	420,000	722,700
Promissory notes	-	850	213,260

Net cash provided by financing activities	-	420,850	935,960

Increase (decrease) in cash during the period	(235,885)	203,806	52,222
Cash, beginning of period	288,107	273,841	-

Cash, end of period	$52,222	$477,647	$52,222

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$18,700	$18,700
Shares issued to settle debt	$-	$-	$213,260

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2007
(Stated in US Dollars)

	Common Stock		Additional Paid-in		Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Warrants	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700
Common stock issued for mineral property costs – at $0.05	650,000	650	31,850		-	32,500
Net loss for the period	-	-	-		(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$(92,777)
Net loss for the period	-	-	-		(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000			300,000
Net loss for the period	-	-	-		(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-		-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000	-	420,000
Fair value discount on private placement			653,112			653,112
Net loss for the period	-	-	-		(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	76,020	$1,354,252	$210,000	$(1,308,250)	$332,022
Net loss for the period	-	-	-		(303,053)	(303,053)
Balance, September 30, 2007	76,020,000	$76,020	$1,354,252	$210,000	$(1,611,303)	$28,969

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

During the period, the Company changed its business focus and as a result will no longer be developing the Instant Wirefree technology. As a result Vanguard has recognized an impairment of $ 46,200 in the value of the technology asset.

On September 19, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2007, the Company has not yet attained profitable operations and has accumulated losses of $1,611,303 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Knewtrino Inc.
(formerly Knewtrino, Inc.)
(A Development Stage Company)
Notes to the  Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
-Page 4

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

Note 4	Capital Assets

			Net Book Value
		Accumulated	September 30
	Cost	Amortization	2007	2006

Computer equipment	$17,922	$5,402	$12,520	$4,618
Furniture and fixtures	6,569	1,623	4,946	5,740
Leasehold improvements	2,180	908	1,272	1,816
	$26,671	$7,933	$18,738	$12,174

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Nine months ended		August 25, 2003 (Date of Incorporation) to
	September 30		September 30,
	2007	2006	2007

Consulting fees	$-	$2,000	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	36,694	-	89,694
Mineral property costs	-	-	2,000

	$36,694	$4,500	$134,499

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our markets, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the ability to continue mining exploration on a timely basis, that we will attract customers, that there will be no material adverse competitive or regulatory change in conditions in our business, that our President will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting our business, availability of funds, common share prices, operating costs, capital costs, and other factors. Forward-looking statements are made, without limitation, in relation to marketing plans, operating plans, availability of funds, and ongoing capital and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $1,611,303 for the period from inception to September 30, 2007.

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

Period Ending September 30, 2007

Operating expenses for the three month period ended September 30, 2007 totaled $95,848 and from inception to the period ended September 30, 2007 totaled $912,034. The company experienced a net loss of $95,848 and $1,611,303 for the three month period ended September 30, 2007 and from inception to period ended September 30, 2007, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to the amount of a discount given in our private placement, the impairment of the instant wirefree assets and a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

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