Form 10KSB/A
period 2006-12-31
Vanguard Minerals CORP
filed 2008-02-07
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Our net loss increased $270,505 from $85,922 for the fiscal year ended December 31, 2005 to $1,009,539 for the fiscal year ended December 31, 2006, and our working capital deficit increased $295,533, from $36,489 for the fiscal year ended December 31, 2005 to $332,022 for the fiscal year ended December 31, 2006.  This increase in net loss is primarily attributable to the fair value of the discount on our private placement.

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

ITEM 7. FINANCIAL STATEMENTS.

KNEWTRINO, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2006 and 2005	F-4

Statements of Operations for the Years Ended December 31, 2006 and 2005, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2006	F-5

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2006	F-6

Interim Statements of Stockholders’ Equity for the period from August 25, 2003 (Date of Incorporation) through December 31, 2006	F-7

Notes to the Financial Statements	F-8

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Knewtrino Inc (Formerly Mongolian Explorations Inc).

We have audited the accompanying balance sheet of Knewtrino Inc (Formerly Mongolian Explorations Inc). as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and from Inception August 25, 2003 through December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Knewtrino Inc. (Formerly Mongolian Explorations Inc) as of December 31, 2005, were audited by other auditors whose report dated February 21, 2005, except as for note 5 dated March 23, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knewtrino Inc (Formerly Mongolian Explorations Inc). as of December 31, 2006 and the results of its operations and its cash flows for the year ended and from Inception August 25, 2003 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s net losses of $655,138 from inception through December 31, 2006 and its lack of profitable operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 20, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Mongolian Explorations Ltd.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Mongolian Explorations Ltd. (A Pre exploration Stage Company) as of December 31, 2005 and the statements of operations, cash flows and stockholders' equity for the year ended December 31, 2005 and the period from August 25, 2003 (Date of Inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mongolian Explorations Ltd. as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from August 25, 2003 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
February 21, 2006, except as to Note 5 which is as of March 23, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

KNEWTRINO INC.
(A Development Stage Company)
 FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2006 and December 31, 2005
(Stated in US Dollars)

	2006	2005
ASSETS
Current
Cash	$288,107	$273,841
Prepaid expenses	9,655	-

	297,762	-

Instant Wirefree technology	46,200	-

Capital – Note 3	12,174	-

	$356,136	$273,841

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$24,114	$24,942
Promissory notes payable – Note 4	-	212,410

	24,114	237,352

STOCKHOLDERS’DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,020,000 common shares (2005: 9,350,000)	76,020	9,350
Additional paid-in capital	1,354,252	325,850
Warrants	210,000	-
Deficit accumulated during the Development Stage	(1,308,250)	(298,711)

	332,022	36,489

	$356,136	$273,841

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the year ended December 31, 2006 and 2005
for the period August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

			August 25, 2003 (Date of Incorporation) to December 31,
	2006	2005	2006
Expenses
Audit and accounting	$16,400	$18,066	$50,448
Bank charges	682	492	1,727
Consulting fees – Note 5	7,000	12,373	39,373
Depreciation	1,924	-	1,924
Filing and registration fees	6,934	7,008	20,074
Insurance	1,152	-	1,152
Interest	2,500	5,000	7,500
Investor relations	31,747	-	31,747
Legal fees	62,734	29,217	106,951
Meals and entertainment	667	-	667
Mineral property costs	1,500	13,600	156,196
Office and miscellaneous	10,958	1,475	13,377
Product development	139,923	-	139,923
Rent and utilities	15,019	-	15,019
Salaries and compensation – Note 5	53,000	-	53,000
Telephone and internet	3,021	-	3,021
Travel	-	-	13,082

Loss before other items	(355,161)	(87,231)	(655,181)

Foreign exchange gain (loss)	(1,266)	1,309	43
Fair value of discount on private placement	(653,112)	-	(653,112)

Net loss for the period	$(1,009,539)	$(85,922)	$ (1,308,250)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	53,738,333	4,730,822

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
for the period August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

					August 25, 2003 (Date of Incorporation) to December 31,
	2006		2005		2006
Operating Activities
Net loss for the period	$	(1,009,539)	$	(85,922)	$ (1,308,250)
Adjustment for non-cash items:
Depreciation		1,924			1,924
Capital stock issued for mineral property costs		-		-	32,500
Fair value discount on private placement		653,112		-	653,112
Change in non-cash working capital balances related to Operations
Prepaid expenses		(9,655)		-	(9,655)
Accounts payable and accrued liabilities		(828)		(4,619)	24,114

Net cash used in operations		(364,986)		(90,541)	(606,255)

Investing Activities
Acquisition of capital assets		(14,098)		-	(14,098)
Instant Wirefree technology		(27,500)		-	(27,500)

		(41,598)		-	(41,598)

Financing Activities
Capital stock issued		420,000		300,000	722,700
Promissory notes		850		5,000	213,260

Net cash provided by financing activities		420,850		305,000	935,960

Increase in cash during the period		14,266		214,459	288,107

Cash, beginning of period		273,841		59,382	-

Cash, end of period		$288,107		$273,841	$288,107

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$-		$-	$-

Income taxes		$-		$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.		$18,700		$-	$18,700
Shares issued to settle debt		$213,260		$-	$213,260

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

KNEWTRINO, INC.
(formerly Mongolian Explorations Ltd.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to December 31, 2006
(Stated in US Dollars)

	Common Stock		Additional Paid-in		Deficit Accumulated During the
	Shares	Par Value	Capital	Warrants	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700
Common stock issued for mineral property costs – at $0.05	650,000	650	31,850		-	32,500
Net loss for the period	-	-	-		(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$(92,777)
Net loss for the period	-	-	-		(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000			300,000
Net loss for the period	-	-	-		(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $.001	18,700,000	18,700	-		-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710		-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000	-	420,000
Fair value discount on private placement			653,112			653,112
Net loss for the period	-	-	-		(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	$76,020	$1,354,252	$210,000	$(1,308,250)	$332,022

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2006, the Company has not yet attained profitable operations and has accumulated losses of $1,308,250 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 2	Significant Accounting Policies– (cont’d)

(e)	Income Taxes

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

Note 3	Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization	2006	2005

Computer equipment	$5,540	$922	$4,618	$-
Furniture and fixtures	6,378	638	5,740	-
Leasehold improvements	2,180	364	1,816	-
	$14,098	$1,924	$12,174	$-

Note 4	Promissory Notes Payable

	December 31,	December 31,
	2006	2005

Promissory notes payable, unsecured, non-interest bearing and due on demand	$-	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.	-	105,000

	-	212,410
Less: current portion	-	(212,410)

	$-	$-

During the year ended December 31, 2006, the issuer of the promissory notes converted the promissory notes into shares of the company.

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Year ended		August 25, 2003 (Date of Incorporation) to
	December 31,		December 31,
	2006	2005	2006

Consulting fees	$2,000	$12,305	$34,305
Interest	2,500	5,000	7,500
Office and miscellaneous	-	1,000	1,000
Salaries and compensation	53,000	-	53,000
Mineral property costs	-	-	2,000

	$57,500	$18,305	$97,805

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $nil (December 31, 2005: $1,000) owed to a shareholder of the Company with respect to unpaid consulting fees. Included in promissory notes payable is $nil ($ 155,000) due to a former director of the Company and $nil ($57,410) due to shareholders of the Company.

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

In May 2006, the Company issued 100,000 shares of the common stock of the company pursuant to a private placement for $ 100,000.  The company at the same time issued 100,000 stock purchase warrants with an exercise price of $ 1.50 per share.  All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2006 were outstanding. The company recorded a discount of $ 99,924 to reflect the difference between the offering price and the market price on the date the offering was entered into.

In July 2006, the Company issued 320,000 shares of the common stock of the company pursuant to a private placement for $ 320,000.  The company at the same time issued 320,000 stock purchase warrants with an exercise price of $ 1.50 per share.  All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2006 were outstanding. The company recorded a discount of $ 553,188 to reflect the difference between the offering price and the market price on the date the offering was entered into.

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

The options shall be exercised by the Company by the payment of $20,000, the issuance of a total of 650,000 common shares of the Company and exploration expenditures of not less than $35,000 resulting in two geological reports, all of which were paid during the period ended December 31, 2003.  In addition, the Company must incur future exploration expenditures on each property as follows:

i)	Undurshil Aimag

Total exploration costs of $185,000, which is required to be incurred as follows:
1)	$8,556 on or before December 31, 2003 (incurred);
2)	a further $26,444 on or before March 31, 2006;
3)	a further $50,000 on or before December 31, 2006; and
4)	a further $100,000 on or before December 31, 2007.

ii)	Ovorkhangai Aimag

Total exploration costs of $300,000 which are required to be incurred as follows:
1)	$10,000 on or before February 28, 2004 (incurred);
2)	an additional $35,000 on or before March 31, 2006;
3)	an additional $75,000 on or before March 31, 2007; and
4)	an additional $180,000 on or before October 31, 2008.

The properties are subject to the payment of a 1.5% net smelter return royalty

On April 19, 2006, the option agreements on the mineral property were terminated.

b)	Consulting Fee
The Company has agreed to pay a consulting fee of $3,000 per quarter to a director of the Company for the period in which he remains a director.

Note 8	Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2006	2005
Deferred tax Assets
Non-capital loss carryforward	$119,047	$99,747
Less: valuation allowance	(119,047)	(99,747)

	$-	$-

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

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Acquisition Agreement by and between Knewtrino, Inc. and Instant Wirefree, Inc., dated May 24, 2006, incorporated by reference to Exhibit 2.01 on Form 8-K filed May 30, 2006.

3(i)(1)	Articles of Incorporation of Knewtrino, Inc., dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Knewtrino, Inc., dated May 19, 2006, incorporated by reference to Exhibit A on Definitive Schedule 14C filed May 17, 2006.

3(ii)	By-laws of Knewtrino, Inc., dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 on Form 10-KSB filed March 30, 2006.

31.1	Certification of Knewtrino, Inc. Chief Executive Officer, Valdimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 15, 2008.

31.2	Certification of Knewtrino, Inc. Chief Financial Officer, Valdimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 15, 2008.

32.1
Certification of Knewtrino, Inc. Chief Executive Officer, Valdimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated January 15, 2008.

32.2
Certification of Knewtrino, Inc. Chief Financial Officer, Valdimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated January 15, 2008.

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

Date: February 7, 2008
KNEWTRINO, INC.

	By:	/s/ Vladimir Fedyunin
Vladimir Fedyunin
Chief Executive Officer & Principal Financial Officer