Form 10KSB
period 2007-12-31
Vanguard Minerals CORP
filed 2008-04-02
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-51640

Vanguard Minerals Corporation
(formerly Knewtrino, Inc.)
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
Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Revenues for the fiscal year ended December 31, 2007 were $0.

As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity was approximately $38,511,000

As of March 31, 2008, the registrant had outstanding 80,549,666 shares of common stock, par value $0.001, of which there is only a single class.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage mineral exploration company.  We do not currently have any mineral properties under development, although we have entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.

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

Since that time, we had appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we were in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree as described above.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.    In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our renewed commitment to our traditional core business of mineral exploration.   In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company. As of December 31, 2007, the shares had not yet been issued.

Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle Washington 98101. Our phone number is (206) 652-3246.

PRINCIPAL PRODUCTS AND SERVICES

We are a development stage mineral exploration company currently engaged in the process of evaluating mineral exploration opportunities.

PRINCIPAL MARKETS

We intend to compete in the market for mineral exploration and exploitation of mineral resources.

ADVERTISING AND MARKETING

We do not currently market or advertise any products or services, however, we anticipate that we may have to market any mineral products and resources discovered in the course of our mineral exploration activities.

COMPETITION

The mineral exploration field is filled with substantial, well-financed, multi-national competitors, although as we have not defined the specific area of mineral exploration in which we would compete, it is difficult for us to indicate the names of the specific competitors in that area.

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we are not and do not anticipate becoming dependent upon any single or group of major customers.

INTELLECTUAL PROPERTY

Overview

We intend to rely for our business on a combination of pending trademarks and trade secrets in order to protect our intellectual property.

We cannot be certain that the precautions we will take to safeguard pending trademarks and trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

Trademarks

We do not currently have any trademarks in registration.

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

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2007, we had 1 full-time employee. We intend to expand our staff over the next twelve months, including additional hires as we identify mineral exploration opportunities.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101. Our telephone number is (206) 652-3246. We lease this premises on a month-to-month basis. We also maintain an office in Vancouver, British Columbia, Canada which we lease under a written lease agreement expiring in June of 2009. Under the lease, we make payments of approximately $2,495 per month.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We submitted a Proxy Information Statement to our shareholders in August, 2007 in order to inform our stockholders regarding the change of our name from Knewtrino, Inc. to Vanguard Minerals Corporation.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VNGM.”

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High	Low
Fiscal year ended 2006
Quarter ended
March 31, 2006*	$-	$-
June 30, 2006	$1.780	$1.265
September 30, 2006	$1.960	$1.320
December 31, 2006	$1.300	$1.020

Fiscal year ended 2007
Quarter ended
March 31, 2007	$1.02	$0.50
June 30, 2007	$0.51	$0.50
September 30, 2007	$0.57	$0.50
December 31, 2007	$0.65	$0.40

*	Our common shares began trading on the OTC Bulletin Board on May, 25, 2006; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of March 31, 2008, there were approximately 48 holders of record of our common shares.

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

During the period of May through July 2006, we issued 420,000 shares of common stock as part of a private placement for $ 420,000 and 200,000 common stock purchase warrants at $1.50 per share without additional consideration.  The common stock purchase warrants expired unexercised on May 31, 2007.

In November 2007, the Company issued 196,333 shares of the common stock of the company pursuant to a private placement for $ 58,900.  The company at the same time issued 196,333 stock purchase warrants with an exercise price of $ ..40 per share.  All of the warrants are exercisable immediately through November 16, 2009, were issued without additional consideration and as at December 31, 2007 were outstanding.

In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company. As of December 31, 2007, the shares had not been issued.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2007 and 2006 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 1 of each of our financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

OVERVIEW

We are a development stage mineral exploration company.  We currently possess certain rights to mineral claims in the Athabasca region of Canada.  We anticipate that we will begin development of this property sometime within the 2008 fiscal year.

PLAN OF OPERATION

We anticipate beginning development of the Athabasca mineral property sometime within 2008. The specific drilling and exploration program for this property has not yet been developed, but we intend to develop this program and to execute on the program throughout the next twelve months.  We also intend to continue evaluating other mineral properties for development, although there can be no assurance that we will locate any such properties on terms and conditions that would be acceptable to us.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2007 we had $11,877 of cash on hand.

Our net loss increased $380,580 from $1,009,539 for the fiscal year ended December 31, 2006 to $1,390,119 for the fiscal year ended December 31, 2007, and our shareholder's equity decreased $331,219, from $332,022 for the fiscal year ended December 31, 2006 to $803 for the fiscal year ended December 31, 2007.  This increase in net loss is primarily attributable to charge we have taken for $1,000,000, representing the 2,000,000 common shares to be issued for acquisition of the Athabasca mineral rights.

Net cash used in operating activities increased $958,141, from $364,986 for the fiscal year ended December 31, 2006 to $1,323,127 for the fiscal year ended December 31, 2007. This increase was primarily the result of the transaction where we acquired the Athabasca mineral rights.

Net cash provided by financing activities increased $638,050, from $420,850 for the fiscal year ended December 31, 2006 to $1,058,900 for the fiscal year ended December 31, 2007. Net cash provided by financing activities for was primarily attributable to stock subscriptions from the Athabasca transaction.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

As of the fiscal year ended December 31, 2007, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our working capital surplus was $803. Lenders generally regard an accumulated deficit or a very low working capital surplus as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

From inception, we have historically generated minimal revenues while sustaining considerable operating losses and we anticipate incurring continued operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

From inception, we have generated minimal revenues and experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows in the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for (i) development of our mining properties, (ii) identification of other mining properties, (iii) sale or other exploitation of mineral resources on developed properties, and (iv) general business enhancements. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment from new market entrants as well as a number of established companies with greater resources and existing customer bases.

The market for mineral exploration rapidly evolves and is intensely competitive as established companies and new market entrants are regularly discovering new deposits and developing new methods to exploit mineral properties.  Competition in our market segment is based primarily upon:

•	Capital resources;

•	Geological and industry expertise;

•	Relationships with refiners and consumers of mineral resources; and

•	Successful strategies to cope with environmental regulation and to minimize the environmental impacts of exploration;

To remain competitive in our market segment we will rely heavily upon superior mineral property selection, hiring the most qualified exploration team and receiving the best consultative advice on environmental strategies. However, we may not be able to effectively compete in this intensely competitive market.  Mineral exploration is capital intensive and right now we do not have the financial resources to compete.  Even if we acquire the financial resources, we may not be able to attract the talent necessary to exploit our mineral resources effectively.  Moreover, we believe that as commodity prices continue to rise and industrial expansion in India and China fuel increased worldwide demand for mineral resources, competition will increase, additional companies will enter the field and established entrants will expand their exploration and exploitation activities.

If our mineral claims infringe on the rights of others, are clouded by previous transfers or our activities cause environmental damage, lawsuits may be brought requiring us to pay large legal expenses and judgments, lose some or all of our exploration rights and have to curtail our activities or undertake costly environmental remediation efforts

We are not aware of any circumstances under which our mineral claims infringe on the rights of others or are clouded. Infringement claims, however, could arise at any time, whether or not meritorious, and could result in time consuming and costly litigation or require us to enter into net mineral royalty or other agreements. If we are found to have infringed the property rights of others, we could be required to pay damages or even cease our exploration activities.  If we are found to have caused environmental damage, we may be forced to pay large damages, engineer costly remediation solutions or cease or activities. Any of these outcomes, individually or collectively, would negatively affect on our business, financial condition and results of operations.

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

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “VNGM”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 7. FINANCIAL STATEMENTS.

VANGUARD MINERALS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

VANGUARD MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2007 and 2006	F-4

Statements of Operations for the Years Ended December 31, 2007 and 2006, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2007	F-6

Interim Statements of Stockholders’ Equity for the period from August 25, 2003 (Date of Incorporation) through December 31, 2007	F-7

Notes to the Financial Statements	F-8

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
  PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vanguard Minerals Corporation
Formerly Knewtrino Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Vanguard Minerals Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and since inception on August 25, 2003 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Minerals Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and since inception on August 25, 2003 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not yet attained profitable operations and has accumulated losses of $2,698,369 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 24, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2007 and December 31, 2006
(Stated in US Dollars)

	2007	2006
ASSETS
Current Assets
Cash	$11,877	$288,107
Prepaid expenses	7,293	9,655

Total current assets	19,170	297,762

Instant Wirefree technology	-	46,200

Furniture and Equipment -Note 3	16,213	12,174

Total Assets	$35,383	$356,136

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities – Note 5	$34,580	$24,114

Total current liabilities	34,580	24,114

Total Liabilities	34,580	24,114

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
76,216,333 common shares (2006: 76,020,000)	76,216	76,020
Additional paid-in capital	1,388,596	1,354,252
Warrants	234,360	210,000
Subscriptions receivable	1,000,000	-
Deficit accumulated during the Development Stage	(2,698,369)	(1,308,250)

Total shareholders’ equity	803	332,022

	$35,383	$356,136

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to December 31, 2007
(Stated in US Dollars)

					August 25, 2003 (Date of Incorporation) to December 31,
	2007		2006		2007
Expenses
General and administrative- Note 5		$1,335,955		$353,237	$1,989,212
Depreciation		6,654		1,924	8,578

Loss before other items		(1,342,609)		(355,161)	(1,997,790)

Foreign exchange gain (loss)		-		(1,266)	43
Loss on disposal of capital asset		(1,310)		-	(1,310)
Fair value of discount on private placement		-		(653,112)	(653,112)
Impairment of Instant Wirefree Technology		(46,200)		-	(46,200)
Provision for income taxes		-		-	-

Net loss for the period		$(1,390,119)		$(1,009,539)	$ (2,698,369)

Basic loss per share	$	(0.03)	$	(0.02)

Weighted average number of common shares outstanding		76,052,722		53,738,333

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006
for the period August 25, 2003 (Date of Incorporation) to December 31, 2007
(Stated in US Dollars)

	2007		2006		August 25, 2003 (Date of Incorporation) to December 31,2007
Operating Activities
Net loss for the period	$	(1,390,119)	$	(1,009,539)	$	(2,698,369)
Adjustment for non-cash items:
Depreciation		6,654		1,924		8,578
Capital stock issued for mineral property costs		-		-		32,500
Fair value discount on private placement		-		653,112		653,112
Impairment of Instant Wire technology		46,200		-		46,200
Loss on disposal of furniture and equipment		1,310		-		1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses		2,362		(9,655)		(7,293)
Accounts payable and accrued liabilities		10,466		(828)		34,580

Net cash used in operations		( 1, 323,127)		(364,986)		(1,929,382)

Investing Activities
Acquisition of furniture and equipment		(13,030)		(14,098)		(27,128)
Proceeds on disposal of furniture and equipment		1,027				1,027
Instant Wirefree technology		-		(27,500)		(27,500)

Net cash used in investing activities		(12,003)		(41,598)		(53,601)

Financing Activities
Capital stock issued		58,900		420,000		781,600
Stock subscriptions		1,000,000		-		1,000,000
Promissory notes		-		850		213,260

Net cash provided by financing activities		1,058,900		420,850		1,994,860

Increase (decrease) in cash during the period		(276,230)		14,266		11,877
Cash, beginning of period		288,107		273,841		-

Cash, end of period		$11,877		$288,107		$11,877

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$-		$-		$-

Income taxes		$-		$-		$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.		$-		$18,700		$18,700
Shares issued to settle debt		$-		$213,260		$213,260
Share subscriptions payable on acquisition of mineral property		$1,000,000		$-		$1,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to December 31, 2007
(Stated in US Dollars)
	Common Stock		Additional Paid-in			Deficit Accumulated During the development
	Shares	Par Value	Capital	Warrants	Subscriptions	Stage		Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-		$-		$2,700
Common stock issued for mineral property costs – at $0.05	650,000	650	31,850				-		32,500
Net loss for the period	-	-	-				(127,977)		(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850			$	(127,977)	$	(92,777)
Net loss for the period	-	-	-				(84,812)		(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850			$	(212,789)	$	(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000						300,000
Net loss for the period	-	-	-				(85,922)		(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850			$	(298,711)		$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-	-	-				18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710	-	-				213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000	-				420,000
Fair value discount on private placement		-	653,112		-				653,112
Net loss for the period	-	-	-	-	-		(1,009,539)		(1,009,539)

Balance, December 31, 2006	76,020,000	$76,020	$1,354,252	$210,000	$-	$	(1,308,250)		$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	196,333	196	34,344	24,360			-		58,900
Subscriptions payable, issued for mineral property at $.50					1,000,000				1,000,000
Net loss for the period	-	-	-	-	-		(1,390,119)		(1,390,119)

Balance, December 31, 2007	76,216,333	$76,216	$1,388,596	$234,360	$1,000,000	$	(2,698,369)		$803

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
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

On May 2, 2006, the Company changed its name to Knewtrino, Inc.

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27, 500 and 18,700,000 common shares of the Company.  During the year, the Company changed its business focus and as a result will no longer be developing the Instant Wirefree technology. As a result, the Company has recognized an impairment of $ 46,200 in the value of the technology asset.

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2007, the Company has not yet attained profitable operations and has accumulated losses of $2,698,369 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Continued)

Note 2	Significant Accounting Policies – (cont’d)

(b)	Capital Assets

Capital assets are recorded at cost and are being depreciated on a straight line basis at the following annual rates:

Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	3 years

(c)	Mineral Properties

Costs of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

(d)	Environmental Costs

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

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Continued)

Note 3	Furniture and Equipment

		Accumulated	Net Book Value
	Cost	Amortization	2007	2006

Computer equipment	$16,043	$5,536	$10,507	$4,618
Furniture and fixtures	6,568	1,952	4,616	5,740
Leasehold improvements	2,180	1,090	1,090	1,816
	$24,791	$8,578	$16,213	$12,174

Note 4	Promissory Notes Payable

	December 31,	December 31,
	2007	2006

Promissory notes payable, unsecured, non-interest bearing and due on demand	$-	$107,410

Promissory notes payable, unsecured, bearing interest at 10% per annum effective July 1, 2005, repayment of principle and interest is deferred until December 31, 2006, at which time $50,000 plus interest shall become payable on that date and the remaining $50,000 plus interest shall become payable on demand. As a result, should the issuer of the notes so choose, full payment of all $100,000 of the loan, plus interest, could be demanded on December 31, 2006.	-	105,000

	-	212,410
Less: current portion	-	(212,410)

	$-	$-

During the year ended December 31, 2006, the issuer of the promissory notes converted the promissory notes into shares of the company.

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Continued)

Note 5	Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Year ended December 31,		August 25, 2003 (Date of Incorporation) to December 31,
	2007	2006	2007

Consulting fees	$-	$2,000	$34,305
Interest	-	2,500	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	44,424	53,000	97,424
Mineral property costs	-	-	2,000

	$44,424	$57,500	$142,229

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $ 4,551 (December 31, 2006: $1,000) owed to a director of the Company with respect to unpaid salaries and compensation.

Note 6	Common Stock

During the period ended December 31, 2006, the Company changed its authorized share capital to 500,000,000 common shares with par value of $.001 per share.

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

In November 2007, the Company issued 196,333 shares of the common stock of the company pursuant to a private placement for $ 58,900.  The company at the same time issued 196,333 stock purchase warrants with an exercise price of $ ..40 per share.  All of the warrants are exercisable immediately through November 16, 2009, were issued without additional consideration and as at December 31, 2007 were outstanding.

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Continued)

Note 7	Mineral Property Acquistion

In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company. As of December 31, 2007, the shares have not been issued, but an amount of $ 1,000,000 representing the market price of the shares on the date of the agreement has been recorded as a share subscription payable.

Note 8	Commitments

a)	Option Agreements

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

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Continued)
Note 9	Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2007	2006
Deferred tax Assets
Non-capital loss carryforward	$472,640	$99,747
Less: valuation allowance	(472,640)	(99,747)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 10	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2007, the Company has a net operating loss carryforward which expires commencing in 2023, totaling approximately $2,698,000 the benefit of which has not been recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2007.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, Vladimir Fedyunin, as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

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

ITEM 8B. OTHER INFORMATION.

In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company. As of December 31, 2007, the shares have not been issued.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2007:

Name	Age	Position
Vladimir Fedyunin	35	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

We have adopted a code of business conduct and ethics applicable to each of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of business conduct and ethics is available, without charge, to any person who so requests a copy, in writing, at: Vanguard Minerals Corporation, 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Ivan Bebek	1	1	1

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ivan Bebek*	2005	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

Jenifer Osterwalder*	2006	$50,000	-	-	-	-	-	-	$50,000
Chief Executive Officer

Vladimir Fedyunin**	2006	-	-	-	-	-	-	-	-
Chief Executive Officer

Vladimir Fedyunin**	2007	$43,500	-	-	-	-	-	-	$43,500
Chief Executive Officer

*	Ivan Bebek resigned as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on May 24, 2006.
**
Jenifer Osterwalder served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director from May 24, 2006, until her resignation on December 29, 2006.

***	Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2007.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2007, we compensated our former director, Harshawardan Shetty, in an amount of $3000 during 2006 and $6000 during 2007.  Mr Shetty resigned from the board in July, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 80,549,666 shares of common stock currently outstanding.  The address of each person listed is care of Vanguard Minerals Corporation, 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101.

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

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Assignment Agreement between Vanguard Minerals Corporation and Coastal Uranium Holdings Ltd. dated November 15, 2007.

3(i)(1)	Articles of Incorporation of Vanguard Minerals Corporation dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Vanguard Minerals Corporation as described in definitive Schedule 14C filed August 24, 2007.

3(ii)	By-laws of Vanguard Minerals Corporation dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 on Form 10-KSB filed March 30, 2006.

31.1	Certification of Vanguard Minerals Corporation Chief Executive Officer, Vladimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2008.

31.2	Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2008.

32.1
Certification of Vanguard Minerals Corporation Chief Executive Officer, Vladimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2008.

32.2
Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006
Audit fees	$12,600	$7200
Audit-related fees
Tax fees
All other fees
Total	$12,600	$7200

All audit fees are approved by our board of directors. Moore & Associates, Chartered (Moore) were our principal accountants for the fiscal years ended December 31, 2006 and December 31, 2005 did not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore, during the fiscal years ended December 31, 2007 and 2006, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $12,600 and $7,200 respectively.

Audit-Related Fees

Audit-related fees billed by Moore during the fiscal years ended December 31, 2007 and 2006, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore during the fiscal years ended December 31, 2007 and 2006, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed by Moore during the fiscal years ended December 31, 2007 and 2006, respectively, for services rendered other than the amounts set forth above, including attendance at meetings and other miscellaneous financial consulting work, totaled approximately $0 and $0, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008
VANGUARD MINERALS CORPORATION

	By:	/s/ Vladimir Fedyunin
Vladimir Fedyunin
Chief Executive Officer & Principal Financial Officer