Form 10QSB/A
period 2007-09-30
Vanguard Minerals CORP
filed 2008-04-21
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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
[X] Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X ] No

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

Vanguard Minerals Corporation

DATE: April 21, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer