Form 10-Q
period 2008-03-31
Vanguard Minerals CORP
filed 2008-05-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number    333-112830

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	206-652-3246

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of April 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended March 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Interim balance sheets as of March 31, 2008 and December 31, 2007;

(b)	Interim statements of operations for the three months ended March 31, 2008 and 2007 and for the period from August 25, 2003 (inception) to March 31, 2008 (cumulative);

(c)	Interim statements of cash flows for the three months ended March 31, 2008 and 2007 and for the period from August 25, 2003 (inception) to March 31, 2008 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to March 31, 2008 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March  31, 2008

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(An Exploration Stage Company)
 INTERIM BALANCE SHEETS
March  31, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

	March 31	December 31
	2008	2007
		(audited)
ASSETS
Current
Cash	$15,088	$11,877
Prepaid expenses	9,693	7,293

Total current assets	24,781	19,170

Instant Wirefree technology	-	-

Furniture and Equipment- Note 4	14,366	16,213

Total Assets	$39,147	$35,383

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$35,136	$34,580

Total current liabilities	35,136	34,580

Total Liabilities	35,136	34,580

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2007 76,216,333)	80,549	76,216
Additional paid-in capital	2,454,263	1,388,596
Warrants	234,360	234,360
Subscriptions receivable	-	1,000,000
Deficit accumulated during the Development Stage	(2,765,161)	(2,698,369)

Total shareholders’ equity	4,011	803

	$39,147	$35,383

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March  31, 2008 and 2007
for the period August 25, 2003 (Date of Incorporation) to March  31, 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31	Three months ended March 31	August 25, 2003 (Date of Incorporation) to March 31,
	2008	2007	2008
Expenses
General and administrative – Note 5	$64,945	$85,639	$2,054,157
Depreciation	1,847	1,671	10,425

Loss before other item	(66,792)	(87,310)	(2,064,582)

Foreign exchange gain (loss)	(-)	-	43
Loss on disposal of capital asset			(1,310)
Fair value of discount on private placement	-	-	(653,112)
Impairment of Instant Wirefree Technology			(46,200)

Net loss for the period	$(66,792)	$(87,310)	$(2,765,161)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	80,549,666	76,020,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March  31, 2008 and 2007
for the period August 25, 2003 (Date of Incorporation) to March  30, 2008
 (Stated in US Dollars)
(Unaudited)

	Three months ended March 31	Three months ended March 31	August 25, 2003 (Date of Incorporation) to March 31,
	2008	2007	2008
Operating Activities
Net loss for the period	$(66,792)	$(87,310)	$(2,765,161)
Adjustment for non-cash items:
Depreciation	1,847	1,671	10,425
Capital stock issued for mineral property costs	-	-	32,500
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree Technology	-	-	46,200
Loss on disposal of furniture and equipment	-	-	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses	(2,400)	2,362	(9,693)
Accounts payable and accrued liabilities	556	63,559	35,136

Net cash used in operations	(66,789)	(19,718)	(1,996,171)

Investing Activities
Acquisition of capital assets	-	(8,510)	(27,128)
Proceeds on disposal of furniture and equipment	-	-	1,027
Instant Wirefree technology	-	-	(27,500)

	-	(8,510)	(53,601)

Financing Activities
Capital stock issued	70,000	-	851,600
Stock subscriptions	-	-	1,000,000
Promissory notes	-	-	213,260

Net cash provided by financing activities	70,000	-	2,064,860

Increase (decrease) in cash during the period	3,211	(28,228)	15,088
Cash, beginning of period	11,877	288,107	-

Cash, end of period	$15,088	$259,879	$15,088

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions payable on acquisition of mineral propery	$-	$-	$1,000,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to March  31, 2008
(Stated in US Dollars)

	Common Stock		Additional Paid-in			Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Warrants	Subscriptions	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$-	$2,700
Common stock issued for mineral property costs –at $0.05	650,000	650	31,850			-	32,500
Net loss for the period	-	-	-			(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850			$(127,977)	$(92,777)
Net loss for the period	-	-	-			(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850			$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-			(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850			$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-			-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710			-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000		-	420,000
Fair value discount on private placement			653,112				653,112
Net loss for the period	-	-	-			(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	76,020	$1,354,252			$(1,308,250)	$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	196,333	196	34,344	24,360			58,900
Subscriptions payable, issued for mineral property at $.50					1,000,000		1,000,000
Net loss for the period	-	-	-			(1,390,119)	(1.390.119)
Balance, December 31, 2007	76,216,333	$76,216	$1,388,596	$234,360	$1,000,000	$(2,698,369)	$803
Common stock issued for cash pursuant to a private placement at $ .03 per share	2,333,333	2,333	67,667	24,360			70,000
Common stock issued for share subscriptions receivable	2,000,000	2,000	998,000	-	(1,000,000)
Net loss for the period	-	-	-			(66,792)	(66,792)
Balance,March 31, 2008	80,549,666	$80,549	$2,454,263	$234,360	$-	$(2,765,161)	$4,011

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
March  31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1    Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007

The results of operations for the three months ended March  31, 2008 are not indicative of the results that may be expected for the full year.

Note 2    Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003.  The Company’s fiscal year end is December 31.

The Company is in the exploration stage.  The Company entered into a mineral license option agreement to explore and mine two properties in Mongolia.  On April 19, 2006, the Company terminated the option agreements it previously held.

On May 2, 2006, the Company changed its name to Knewtrino, Inc.

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27, 500 and 18,700,000 common shares of the Company.

On August 10, 2007, the Company voted to change its name to Vanguard Minerals Corporation.  The change was completed in September, 2007.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At March  31, 2008, the Company has not yet attained profitable operations and has accumulated losses of $2,765,161 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 4    Capital Assets

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2008	December 31, 2007

Computer equipment	$16,043	$6,874	$9,169	$10,507
Furniture and fixtures	6,569	2,280	4,289	4,616
Leasehold improvements	2,180	1,272	908	1,090
	$24,792	$10,426	$14,366	$16,213

Note 5    Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

	Three months ended March 31		August 25, 2003 (Date of Incorporation) to March 31,
	2008	2007	2008

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	13,340	12,109	110,764
Mineral property costs	-	-	2,000

	$13,340	$12,109	$155,569

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $4,447 (December 31, 2007 $4,551) owed to a shareholder of the Company with respect to unpaid consulting fees.

Note 6    Related Party Transactions

During the period, the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.

During the period, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our markets, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the ability to continue mining exploration on a timely basis, that we will attract customers, that there will be no material adverse competitive or regulatory change in conditions in our business, that our President will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting our business, availability of funds, common share prices, operating costs, capital costs, and other factors. Forward-looking statements are made, without limitation, in relation to marketing plans, operating plans, availability of funds, and ongoing capital and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired an interest in mineral claims in the Athabasca region of Canada in November 2007.  We  have incurred an accumulated net loss of $2,765,161 for the period from inception to March 31, 2008. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and will conduct exploration activities on the property during the summer of 2008.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $2,675,161 for the period from inception to March 31, 2008.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2008 was $15,088, as compared to the cash balance of $11,877 as of December 31, 2007.

Period Ending March 31, 2008

Operating expenses for the three month period ended March 31, 2008  totaled $66,792 and from inception to the period ended March 31, 2008 totaled $2,765,161. The company experienced a net loss of $66,792  and $2,765,161 for the three month period ended March 31, 2008  and the period from inception to ended March 31, 2008, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to the amount of a discount given in our private placement, the impairment of the instant wirefree assets and a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

For the three month period ended March 31, 2008, net cash used in operating activities, consisting mostly of loss from operations was $66,789. For the period from inception to March 31, 2008, net cash used in operating activities, consisting mostly of loss from operations was $1,996,171.

For the period from inception to March 31, 2008, net cash resulting from financing activities was in the amount of $2,064,860.

Our capital resources have been limited. We currently do not, and have not yet determined when we will, generate revenue for our mining and mineral exploration activities, and to date have relied on the sale of equity and related party loans for cash required for our exploration activities. The company has no external sources of liquidity in the form of credit lines from banks. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. If we do not secure additional financing in the future we may consider bringing in a joint venture partner to provide the required funding. We have not, however, undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner to exploit our mineral resources.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2007. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We are uncertain of what our plan of operation over the next 12 months will be. We intend to return to our roots in the mining exploration field, but to seek a more politically stable environment than the one in Mongolia. We believe that an appealing mining environment exists in the Athabasca region of Canada.  As a consequence, we have acquired mineral operations consisting of an interest in mining property in the Athabasca region of Canada.  We are actively seeking additional mining opportunities. In November, 2007, we acquired a 50% interest in mineral rights in the Athabasca region of Canada from Coastal Uranium Holdings Ltd related to two claims.  In April, 2008, we acquired a 50% interest in a third claim in the same region.

We intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting and close-spaced ground geophysics on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and sampling.  Management is currently in negotiation with geophysical and sampling contractors in preparation for the start of this year’s exploration in May. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.

Vanguard Minerals Corporation’s short-term prospects are challenging considering our lack of financial resources to fully develop our mineral properties, however, once data is available on the extent and location of uranium deposits on our mineral properties and if management secures additional financing, our prospects would improve considerably.  Once we have secured additional financing to continue to exploit our  mineral properties, revenue from the sale of mineral products from our properties may still remain several years away.

Cash requirements

Presently, without additional cash, we will not be able to fully exploit our mineral properties, however we have commenced seeking additional financing we have sufficient cash to allow us to continue our current exploration plan until we have secured such financing. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through financing within the next 90 to 120 days. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Vanguard Minerals Corporation, although within 60 days we intend to actively engage in such negotiations toward such an understanding and expect to reach such an understanding within the very near future. We have not decided at what price or under what terms we will raise such additional funds, although such a decision is likely to be made within the next several weeks. While we will be actively seeking financing, no assurance can be given that we will be successful in finding such financing under acceptable terms and conditions.

Research and development

We would like to spend several hundred thousand dollars over the next 12 months on exploration and extraction related to our mineral properties.  We would spend significantly more money that this developing those mineral properties at the moment that our full scale extraction operation were to commence.

Plant and equipment

We currently have an office in Seattle, Washington which we lease from month-to-month.  We anticipate expanding our office within the next 6-12 months, although our employees when not on the mineral property, will tend to work and connect virtually, working on the property and then at their respective residences.

Employees

We have one part-time employee currently, president and chief executive officer, Vladimir Fedyunin.  We have several consultants engaged in our mineral exploration activities.  We intend to hire additional exploration and geological consultants over the next 120 days.

The Company’s executive offices are currently located in Seattle, Washington. The company’s telephone number is 206-652-3246.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake drilling, mining exploration and other expenses related to our Canadian mining properties which must be paid in Canadian dollars and are subject to cost variations based in currency rate fluctuations.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4T. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our officer and director, Vladimir Fedyunin. Based upon that evaluation, Mr. Fedyunin concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our 10-KSB for the year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three month period ending March 31, 2008, we issued 2,000,000 of our common shares under the November 2007 agreement with Coastal Uranium Holdings Ltd. in partial consideration for our 50% interest in mineral claims in the Athabasca region of Canada.

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On April 6, 2008, we entered into an agreement with Coastal Uranium Holdings Ltd., whereby we acquired a 50% undivided right, title and interest to the mineral claim numbered S-110476 in the Athabasca region of Canada in exchange for $250,000 CAD ($248,508 USD) and 4,000,000 common shares of Vanguard Minerals corporation.  In addition, we have agreed to take on the financial responsibility of Coastal to fund development of the mineral property that is the subject of claim S-110476.

Item 6. EXHIBITS

Exhibits	Document Description

3.1	Articles of Incorporation, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
3.2	Bylaws, incorporated by reference from our Prospectus on Form SB-2 filed February 13, 2004. File Number 333-112830.
10.1	Assignment Agreement between Registrant and Coastal Uranium Holdings Ltd. dated April 6, 2008.
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.1
Certification of Principal Financial Officer and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanguard Minerals Corporation

DATE: May 15, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer