Form 10-Q
period 2008-06-30
Vanguard Minerals CORP
filed 2008-08-14
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Non Accelerated Filer [   ] (Do not check if smaller reporting company)Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of July 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended June 30, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Interim balance sheets as of June 30, 2008 and December 31, 2007;

(b)	Interim statements of operations for the three months and six months ended June 30, 2008 and 2007 and for the period from August 25, 2003 (inception) to June 30, 2008 (cumulative);

(c)	Interim statements of cash flows for the six months ended June 30, 2008 and 2007 and for the period from August 25, 2003 (inception) to June 30, 2008 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to June 30, 2008 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(A Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Exploration Stage Company)
 INTERIM BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

	June 30	December 31
ASSETS	2008	2007 (audited)
Current
Cash	$28,006	$11,877
Prepaid expenses	22,847	7,293

	50,853	19,170

Instant Wirefree technology	-	-

Capital – Note 4	12,519	16,213

	$63,372	$35,383

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$187,226	$34,580

	187,226	34,580

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2007: 76,216,233)	80,549	76,216
Additional paid-in capital	2,454,263	1,388,596
Warrants	234,360	234,360
Subscription proceeds	2,544,400	1,000,000
Deficit accumulated during the Exploration Stage	(5,437,426)	(2,698,369)

	(123,854)	803

	$63,372	$35,383

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2008 and 2007 for the period August 25, 2003 (Date of Incorporation) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

					August 25, 2003
					(Date of Incor-
	Three months	Three months	Six months	Six months	portion) to
	ended June 30	ended June 30	ended June 30	ended June 30	to June 30,
	2008	2007	2008	2007	2008
Expenses
General and administrative - Note 6	$34,664	$71,634	$99,609	$157,273	$1,032,236
Exploration	2,635,754	-	2,635,754	-	3,693,339
Depreciation	1,847	2,061	3,694	3,732	12,272

Total operating expenses	(2,672,265)	(73,695)	(2,739,057)	(161,005)	(4,736,847)

Other income ( expense)
Loss on disposal of capital asset	-	-	-	-	(1,310)
Fair value of discount on private placement	-	-	-	-	(653,112)
Impairment in Instant Wirefree technology	-	-	-	-	(46,200)

Total other income ( loss)	-	-	-	-	(700,622)

Other comprehensive income ( loss)
Foreign exchange gain (loss)	( -)	( -)	( -)	( -)	43

Total other comprehensive income ( loss)	( -)	( -)	( -)	( -)	43

Net loss for the period	$(2,675,265)	$(73,695)	$(2,739,057)	$(207,205)	$ (5,437,426)

Basic loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	80,549,666	76,020,000	79,882,999	76,020,000

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended June 30, 2008 and 2007
for the period August 25, 2003 (Date of Incorporation) to June 30, 2008
 (Stated in US Dollars)
(Unaudited)

			August 25, 2003
			(Date of Incor-
	Six months	Six months	Portion) to
	ended June 30	ended June 30	June 30,
	2008	2007	2008
Operating Activities
Net loss for the period	$(2,739,057)	$(207,205)	$ (5,437,426)
Adjustment for non-cash items:
Depreciation	3,694	3,732	12,272
Capital stock issued for mineral property costs	2,320,000	-	3,352,500
Impairment in Instant Wirefree technology	-	46,200	46,200
Fair value discount on private placement	-	-	653,112
Loss on disposal of furniture and equipment	-	-	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses	(15,554)	2,362	(22,847)
Accounts payable and accrued liabilities	152,646	(1,554)	187,226

Net cash used in operations	(278,271)	(156,465)	(1,207,653)

Investing Activities
Acquisition of capital assets	-	(10,846)	(27,128)
Proceeds on disposal of furniture and equipment	-	-	1,027
Instant Wirefree technology	-	-	(27,500)

	-	(10,846)	(53,601)

Financing Activities
Capital stock issued	70,000	-	851,600
Subscription proceeds	224,400		224,400
Promissory notes	-	-	213,260

Net cash provided by financing activities	294,400	-	1,289,260

Increase (decrease) in cash during the period	16,129	(167,311)	28,006
Cash, beginning of period	11,877	288,107	-

Cash, end of period	$28,006	$120,796	$28,006

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions issued on acquistion of mineral property	$2,320,000	$-	$1,000,000

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to June 30, 2008
(Stated in US Dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in			Pre-exploration
	Shares	Par Value	Capital	Warrants	Subscriptions	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$-	$2,700

Common stock issued for mineral property costs – at $0.05	650,000	650	31,850			-	32,500

Net loss for the period	-	-	-			(127,977)	(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850			$(127,977)	$(92,777)
Net loss for the period	-	-	-			(84,812)	(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850			$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-			(85,922)	(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850			$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-			-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710			-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000		-	420,000
Fair value discount on private placement			653,112				653,112
Net loss for the period	-	-	-			(1,009,539)	(1,009,539)

Balance, December 31, 2006	76,020,000	76,020	$1,354,252			$(1,308,250)	$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	196,333	196	34,344	24,360			58,900
Subscriptions payable, issued for mineral property at $.50					1,000,000		1,000,000
Net loss for the period	-	-	-			(1,390,119)	(1.390.119)

Balance, December 31, 2007	76,216,333	$76,216	$1,388,596	$234,360	$1,000,000	$(2,698,369)	$803
Common stock issued for cash pursuant to a private placement at $ .03 per share	2,333,333	2,333	67,667	24,360			70,000
Common stock issued for share subscriptions receivable	2,000,000	2,000	998,000	-	(1,000,000)
Subscriptions payable, issued for mineral property at $.58					2,320,000		2,320,000
Subscriptions proceeds received					224,400		224,400
Net loss for the period	-	-	-			(2,739,057)	(2,739,057)

Balance, June 30, 2008	80,549,666	$80,549	$2,454,263	$234,360	$2,544,400	$(5,437,426)	$(123,854)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Exploration Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1        Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

The results of operations for the three months ended June 30, 2008 are not indicative of the results that may be expected for the full year.

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

On May 2, 2006, the Company changed its name to Vanguard Minerals Corporation.

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27, 500 and 18,700,000 common shares of the Company.

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.
The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At June 30, 2008, the Company has not yet attained profitable operations and has accumulated losses of $5,437,426 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a)     Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as   exploration stage.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations

Note 4        Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization
			June 30	December31
			2008	2007

Computer equipment	$16,043	$8,211	$7,832	$10,507
Furniture and fixtures	6,569	2,608	3,961	4,616
Leasehold improvements	2,180	1,454	726	1,090
	$24,792	$12,273	$12,519	$16,213

Note 5       Mineral Property Acquistion

During the period, Vanguard entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its 50% interest in mining claim S- 110476 in the Athabasca region, Canada for $ 250,000 ( Cdn) plus 4,000,000 shares of the common stock of Vanguard. In addition, Vanguard agrees to take on the financial responsibility of Coastal Uranium Holdings Ltd. to fund development of the mineral property.

As at June 30, 2008, the shares had not been issued, but an amount of $ 2,320,000 representing the market price of the shares on the date of the agreement, has been recorded as a share subscription payable.

Note 6       Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Six months ended		to
	June 30		June 30,
	2008	2007	2008

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	26,680	25,147	124,104
Mineral property costs	-	-	2,000

	$26,680	$25,147	$168,909

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $nil (December 31, 2007: $4,551 owed to a shareholder of the Company with respect to unpaid consulting fees.

Note 7	Share Capital.

During the period, the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.

During the period, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions payable.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired an interest in mineral claims in the Athabasca region of Canada in November 2007.  We  have incurred an accumulated net loss of $5,437,426 for the period from inception to June 30, 2008. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and will conduct exploration activities on the property during the summer of 2008, funding permitting, we are currently pausing our exploration activities until funding is forthcoming.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,437,426 for the period from inception to June 30, 2008.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of June 30, 2008 was $28,006, as compared to the cash balance of $11,877 as of December 31, 2007.

Period Ending June 30, 2008

Operating expenses for the three month period ended June 30, 2008  totaled $2,672,265 and from inception to the period ended June 30, 2008 totaled $4,736,847. The company experienced a net loss of $2,672,265 and $5,437,426 for the three month period ended June 30, 2008  and from inception to period ended June 30, 2008, respectively, against no revenue from operations. The difference between our expenses and our net loss is attributable to the amount of a discount given in our private placement, the impairment of the instant wirefree assets and a foreign currency gain. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.03 for the three month period ended June 30, 2008.

Liquidity and Capital Resources

For the six month period ended June 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $278,271. For the period from inception to June 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $1,207,653.

For the period from inception to June 30, 2008, net cash resulting from financing activities was in the amount of $1,289,260.

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

We intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management is currently in negotiation with geophysical and drill contractors in preparation for the start of this year’s exploration in May. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.

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

The Company’s executive offices are currently located in Seattle, Washington. The company’s telephone number is (604) 351-1694.

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

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the period, the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.  Also, during the period, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions payable.

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

Vanguard Minerals Corporation

DATE: August 14, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer