Form 10-Q
period 2008-09-30
Vanguard Minerals CORP
filed 2008-11-06
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
Non Accelerated Filer [   ] (Do not check if smaller reporting company)        Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of October 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended September 30, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Interim balance sheets as of September 30, 2008 and December 31, 2007;

(b)	Interim statements of operations for the three months and nine months ended September 30, 2008 and 2007 and for the period from August 25, 2003 (inception) to September 30, 2008 (cumulative);

(c)	Interim statements of cash flows for the nine months ended September 30, 2008 and 2007 and for the period from August 25, 2003 (inception) to September 30, 2008 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to September 30, 2008 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(A Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Exploration Stage Company)
 INTERIM BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

ASSETS	September 30 2008	December 31 2007
		(audited)
Current
Cash	$6,834	$11,877
Prepaid expenses	12,026	7,293

Total Current Assets	18,860	19,170

Capital – Note 4	10,672	16,213

Total Assets	$29,532	$35,383

LIABILITIES
Current
Accounts payable and accrued liabilities	$170,658	$34,580

Total Liabilities	170,658	34,580

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2007: 76,216,233)	80,549	76,216
Additional paid-in capital	2,454,263	1,388,596
Warrants	234,360	234,360
Subscription proceeds	2,544,400	1,000,000
Deficit accumulated during the Exploration Stage	(5,454,698)	(2,698,369)

Total Stockholders' Deficiency	(141,126)	803

Total Liabilities and Stockholders' Deficiency	$29,532	$35,383

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2008 and 2007 for the period August 25, 2003 (Date of Incorporation) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30	Three months ended September 30	Nine months ended September30	Nine months ended September 30	August 25, 2003 (Date of Incor- poration) to September 30,
	2008	2007	2008	2007	2008
Expenses
General and administrative - Note 6	$15,425	$93,571	$115,034	$250,844	$1,046,661
Exploration	-	-	2,635,754	-	3,693,339
Depreciation	1,847	2,277	5,541	6,009	14,119

Total operating expenses	17,272	95,848	2,756,329	256,853	4,754,119

Other income ( expense)
Loss on disposal of capital asset	-	-	-	-	(1,310)
Fair value of discount on private placement	-	-	-	-	(653,112)
Impairment in Instant Wirefree technology	-	-	-	(46,200)	(46,200)

Total other income ( loss)	-	-	-	(46,200)	(700,622)

Other comprehensive income ( loss)
Foreign exchange gain (loss)	( -)	( -)	( -)	( -)	43

Total other comprehensive income ( loss)	( -)	( -)	( -)	( -)	43

Net loss for the period	$(17,272)	$(95,848)	$(2,756,329)	$(303,053)	$(5,454,698)

Basic loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	80,549,666	76,020,000	80,105,222	76,020,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended September 30, 2008 and 2007
for the period August 25, 2003 (Date of Incorporation) to September 30, 2008
 (Stated in US Dollars)
(Unaudited)

	Nine months Ended September 30	Nine months Ended September 30	August 25, 2003 (Date of Incor- poration) to September 30,
	2008	2007	2008
Operating Activities
Net loss for the period	$(2,756,329)	$(303,053)	$ (5,454,698)
Adjustment for non-cash items:
Depreciation	5,541	6,009	14,119
Capital stock issued for mineral property costs	2,320,000	-	3,352,500
Impairment in Instant Wirefree technology	-	46,200	46,200
Fair value discount on private placement	-	-	653,112
Loss on disposal of furniture and equipment	-	-	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses	(4,733)	2,362	(12,026)
Accounts payable and accrued liabilities	136,078	25,170	170,658

Net cash used in operations	(299,443)	(223,312)	(1,228,825)

Investing Activities
Acquisition of capital assets	-	(12,573)	(27,128)
Proceeds on disposal of furniture and equipment	-	-	1,027
Instant Wirefree technology	-	-	(27,500)

	-	(12,573)	(53,601)

Financing Activities
Capital stock issued	70,000	-	851,600
Subscription proceeds	224,400	-	224,400
Promissory notes	-	-	213,260

Net cash provided by financing activities	294,400	-	1,289,260

Increase (decrease) in cash during the period	(5,043)	(235,885)	6,834
Cash, beginning of period	11,877	288,107	-

Cash, end of period	$6,834	$52,222	$6,834

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions issued on acquistion of mineral property	$2,320,000	$-	$3,320,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from August 25, 2003 (Date of Incorporation) to September 30, 2008
(Stated in US Dollars)

	Common Stock		Additional Paid-in			Deficit Accumulated During the Pre-exploration
	Shares	Par Value	Capital	Warrants	Subscriptions	Stage	Total
Common stock issued for cash – at $0.001	2,700,000	$2,700	$-	$-	$-	$-	$2,700
Common stock issued for mineral property costs – at $0.05	650,000	650	31,850			-	32,500
Net loss for the period	-	-	-			(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850			$(127,977)	$(92,777)
Net loss for the period	-	-	-			(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	3,350	31,850			(212,789)	(177,589)
Common stock issued for cash pursuant to a public offering at $.05	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-			(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850			$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001	18,700,000	18,700	-			-	18,700
Common stock issued for debt at $.004	47,550,000	47,550	165,710			-	213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	420,000	420	209,580	210,000		-	420,000
Fair value discount on private placement			653,112				653,112
Net loss for the period	-	-	-			(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	$76,020	$1,354,252			$(1,308,250)	$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share	196,333	196	34,344	24,360			58,900
Subscriptions payable, issued for mineral property at $.50					1,000,000		1,000,000
Net loss for the period	-	-	-			(1,390,119)	(1.390.119)
Balance, December 31, 2007	76,216,333	$76,216	$1,388,596	$234,360	$1,000,000	$(2,698,369)	$803
Common stock issued for cash pursuant to a private placement at $ .03 per share	2,333,333	2,333	67,667	24,360			70,000
Common stock issued for share subscriptions receivable	2,000,000	2,000	998,000	-	(1,000,000)
Subscriptions payable, issued for mineral property at $.58					2,320,000		2,320,000
Subscriptions proceeds received					224,400		224,400
Net loss for the period	-	-	-			(2,756,329)	(2,756,329)
Balance, September 30, 2008	80,549,666	$80,549	$2,454,263	$234,360	$2,544,400	$(5,456,698)	$(141,126)

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
September 30, 2008
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

The results of operations for the three months ended September 30, 2008 are not indicative of the results that may be expected for the full year.

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

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2008, the Company has not yet attained profitable operations and has accumulated losses of $5,456,698 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

(h)  Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income

Note 4        Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization
			September30	December31
			2008	2007

Computer equipment	$16,043	$9,548	$6,495	$10,507
Furniture and fixtures	6,569	2,937	3,632	4,616
Leasehold improvements	2,180	1,635	545	1,090
	$24,792	$14,120	$10,672	$16,213

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

As at September 30, 2008, the shares had not been issued, but an amount of $ 2,320,000 representing the market price of the shares on the date of the agreement, has been recorded as a share subscription payable.

Note 6        Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25, 2003
	Nine months ended		(Date of Incorporation)
	September 30		to September 30,
	2008	2007	2008

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	46,699	36,694	144,123
Mineral property costs	-	-	2,000

	$46,699	$36,694	$188,928

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $nil (December 31, 2007: $4,551 owed to a shareholder of the Company with respect to unpaid consulting fees.

Note 7	Share Capital

During the period, the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.

During the period, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions payable.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired an interest in mineral claims in the Athabasca region of Canada in November 2007.  We  have incurred an accumulated net loss of $5,454,698 for the period from inception to September 30, 2008. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and will conduct very limited exploration activities on the property during the balance of 2008, funding permitting, we are currently pausing our exploration activities until funding is forthcoming.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,454,698 for the period from inception to September 30, 2008.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of September 30, 2008 was $6,834, as compared to the cash balance of $11,877 as of December 31, 2007.

Period Ending September 30, 2008

Operating expenses for the three month period ended September 30, 2008  totalled $17,272 and from inception to the period ended September 30, 2008 totalled $4,754,119. The company experienced a net loss of $17,272 and $5,454,698 for the three month period ended September 30, 2008  and from inception to period ended September 30, 2008, respectively, against no revenue from operations. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended September 30, 2008.

Liquidity and Capital Resources

For the nine month period ended September 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $299,443. For the period from inception to September 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $1,228,825.

For the period from inception to September 30, 2008, net cash resulting from financing activities was in the amount of $1,289,260.

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

We intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management is currently in negotiation with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.

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

Employees

We have one part-time employee currently, president and chief executive officer, Vladimir Fedyunin.  We have several consultants engaged in our mineral exploration activities.  We intend to hire additional exploration and geological consultants over the next 120-180 days.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 20, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

The material weakness identified in our amended annual report on Form 10-KSB/A for the year ended December 31, 2007 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended September 30, 2008.  Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Vanguard’s registered public accounting firm in connection with the annual audit.  Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended September 30, 2008.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, as amended, there were material weaknesses in our internal control over financial reporting.  We are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.  In addition, we are evaluating the necessary steps to improve our controls over financial reporting and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and September 30, 2008.  However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $50,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 1A.    RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our
10-KSB/A for the year ended December 31, 2007.

Item 2.       UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the nine month period, the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.  Also, during the nine month period, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions payable.  The Company is obligated to issue 4,000,000 shares of common stock to Coastal Uranium Holdings Ltd. Pursuant to its mineral property acquisition.

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

Vanguard Minerals Corporation

DATE: November 3, 2008	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer