Form 10-K
period 2008-12-31
Vanguard Minerals CORP
filed 2009-04-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

           Large accelerated filer                                                                                                  Accelerated filer   
           Non-accelerated filer (Do not check if a smaller reporting company)                  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Revenues for the fiscal year ended December 31, 2008 were $0.

As at March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity  was approximately $209,841.

As of March 31, 2009, the registrant had outstanding 80,549,666 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item IA of this annual report on Form 10-K, entitled Risk Factors. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage mineral exploration company.  We do not currently have any mineral properties under development, although we have entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.

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

Since that time, we had appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we were in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree as described above.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wish to find a more politically stable and less dangerous environment to mine in than Mongolia.  Toward that end, our Chief Executive Officer is currently involved in exploring mining opportunities which may have a good fit.    In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our renewed commitment to our traditional core business of mineral exploration.   In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company.   On April 6, 2008, we entered into another agreement with Coastal Uranium Holdings Ltd., whereby we acquired a 50% undivided right, title and interest to the mineral claim numbered S-110476 in the Athabasca region of Canada in exchange for $250,000 CAD ($248,508 USD) and 4,000,000 common shares of Vanguard Minerals corporation.  In addition, we have agreed to take on the financial responsibility of Coastal to fund development of the mineral property that is the subject of claim S-110476.

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

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we are not and do not anticipate becoming dependent upon any single or group of major customers.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2008, we had 1 full-time employee. We  intend to expand our staff over the next twelve months, including additional hires as we identify mineral exploration opportunities.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 1A. RISK FACTORS.

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-K, you should carefully consider the following cautionary statements and risk factors.

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

As of the fiscal year ended December 31, 2008, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our working capital deficit was $150,543. Lenders generally regard an accumulated deficit or a very low working capital surplus as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under the symbol “VNGM”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington, 98101. Our telephone number is (206) 652-3246. We lease this premises on a month-to-month basis. We also maintain an office in Vancouver, British Columbia, Canada in the residence of our chief executive officer, for which we do not pay any rent.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VNGM.”

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last three fiscal years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High	Low
Fiscal year ended 2006
Quarter ended
March 31, 2006*	$-	$-
June 30, 2006	$1.780	$1.265
September 30, 2006	$1.960	$1.320
December 31, 2006	$1.300	$1.020

Fiscal year ended 2007
Quarter ended
March 31, 2007	$1.02	$0.50
June 30, 2007	$0.51	$0.50
September 30, 2007	$0.57	$0.50
December 31, 2007	$0.65	$0.40

Fiscal year ended 2008
Quarter ended
March 31, 2008	$0.60	$0.08
June 30, 2008	$0.78	$0.07
September 30, 2008	$0.08	$0.02
December 31, 2008	$0.03	$0.01

*Our common shares began trading on the OTC Bulletin Board on May, 25, 2006; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of March 31, 2009, there were approximately 48 holders of record of our common shares.

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

On April 6, 2008, we entered into another agreement with Coastal Uranium Holdings Ltd., whereby we acquired a 50% undivided right, title and interest to the mineral claim numbered S-110476 in the Athabasca region of Canada in exchange for $250,000 CAD ($248,508 USD) and 4,000,000 common shares of Vanguard Minerals corporation.  In addition, we have agreed to take on the financial responsibility of Coastal to fund development of the mineral property that is the subject of claim S-110476.

During the year ended December 31, 2008 the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2008 and 2007 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 1 of each of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION

We anticipate beginning development of the Athabasca mineral property sometime within 2009. The specific drilling and exploration program for this property has not yet been developed, but we intend to develop this program and to execute on the program throughout the next twelve months.  We also intend to continue evaluating other mineral properties for development, although there can be no assurance that we will locate any such properties on terms and conditions that would be acceptable to us. Our plans are completely dependent on obtaining additional financing.  As we have no indication currently that we can obtain such financing, we are not certain as to when our plans will actually be implemented.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2008 we had $3,707 of cash on hand.

Our net loss increased $1,366,803 from $1,390,119 for the fiscal year ended December 31, 2007 to $2,756,922 for the fiscal year ended December 31, 2008, and our working capital surplus (deficit) decreased $135,133 from a surplus of $15,410 for the fiscal year ended December 31, 2007 to a deficit of $150,543 for the fiscal year ended December 31, 2008.  This increase in net loss is primarily attributable to charges we have taken for mineral property costs represented by the common shares we have issued for our mineral property rights.

Net cash used in operating activities decreased $1,020,557, from $1,323,127 for the fiscal year ended December 31, 2007 to $302,570 for the fiscal year ended December 31, 2007. This decrease was primarily the result of lower cash expenditures related to the acquisition or mineral property rights.

Net cash provided by financing activities decreased $764,500, from $1,058,900 for the fiscal year ended December 31, 2007 to $294,400 for the fiscal year ended December 31, 2008. Net cash provided by financing activities was attributable to the sale of common stock and share subscriptions payable.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

ITEM 8. FINANCIAL STATEMENTS.

VANGUARD MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008 and 2007, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2008	F-4

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for the period from August 25, 2003 (Date of Incorporation) through the Year Ended December 31, 2008	F-5

Interim Statements of Stockholders’ Equity for the period from August 25, 2003 (Date of Incorporation) through December 31, 2008	F-6

Notes to the Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vanguard Minerals Corporation (formerly Knewtrino, Inc)
(A Development Stage Company)

We have audited the accompanying balance sheets of Vanguard Minerals Corporation (formerly Knewtrino, Inc) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on August 25, 2003 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Minerals Corporation (formerly Knewtrino, Inc) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on August 25, 2003 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $5,455,291, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 14, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

VANGUARD MINERALS CORPORATION

(A Development Stage Company)

 FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
 BALANCE SHEETS
December 31, 2008 and December 31, 2007
(Stated in US Dollars)

ASSETS	2008	2007
Current Assets
Cash	$3,707	$11,877
Prepaid expenses	-	7,293

Total current assets	3,707	19,170

Capital assets– Note 3	8,824	16,213

Total Assets	$12,531	$35,383

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$154,250	$34,580

Total current liabilities	154,250	34,580

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2007: 76,216,333)	80,549	76,216
Additional paid-in capital	2,454,263	1,388,596
Warrants	234,360	234,360
Share subscriptions payable	2,544,400	1,000,000
Deficit accumulated during the Development Stage	(5,455,291)	(2,698,369)

Total stockholders’ equity (deficit)	(141,719)	803

Total liabilities and stockholders’ equity (deficit)	$12,531	$35,383

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 STATEMENTS OF OPERATIONS
 (Stated in US Dollars)

			August 25, 2003
			(Date of Incor-
			Portion) to
			to December 31,
	2008	2007	2008
Operating expenses
General and administrative- Note 4	$33,572	$57,793	$380,484
Depreciation	7,389	6,654	15,967
Mineral property costs	2,635,754	1,057,585	3,849,535
Product development	-	130,163	270,086
Rent and utilities	11,959	36,910	63,888
Salaries and compensation – Note 4	68,248	53,504	174,752

Total operating expenses	(2,756,922)	(1,342,609)	(4,754,712)

Income (loss) from operations	(2,756,922)	(1,342,609)	(4,754,712)

Foreign exchange gain (loss)	-	-	43
Loss on disposal of capital asset	-	(1,310)	(1,310)
Fair value of discount on private placement	-	-	(653,112)
Impairment of Instant Wirefree Technology	-	(46,200)	(46,200)

Net loss before income tax provision	(2,756,922)	(1,390,119)	(5,455,291)

Provision for income tax	-	-	-

Net loss	$(2,756,922)	$(1,390,119)	$ (5,455,291)

Basic loss per share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	80,216,333	76,052,722

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

					August 25, 2003
					(Date of Incor-
					Portion) to
					December 31,
	2008		2007		2008
Operating Activities
Net loss for the period	$	(2,756,922)	$	(1,390,119)	$ (5,455,291)
Adjustment for non-cash items:
Depreciation		7,389		6,654	15,967
Capital stock issued for mineral property costs		2,320,000		-	2,352,500
Fair value discount on private placement		-		-	653,112
Impairment of Instant Wire technology		-		46,200	46,200
Loss on disposal of capital asset		-		1,310	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses		7,293		2,362	-
Accounts payable and accrued liabilities		119,670		10,466	154,250

Net cash used in operations		(302,570)		(1,323,127)	(2,231,952)

Investing Activities
Acquisition of capital assets		-		(13,030)	(27,128)
Proceeds on disposal of capital assets		-		1,027	1,027
Instant Wirefree technology		-		-	(27,500)

		-		(12,003)	(53,601)

Financing Activities
Capital stock issued		70,000		58,900	851,600
Share subscriptions payable		224,400		1,000,000	1,224,400
Promissory notes		-		-	213,260

Net cash provided by financing activities		294,400		1,058,900	2,289,260

Increase (decrease) in cash during the period		(8,170)		(276,230)	3,707
Cash, beginning of period		11,877		288,107	-

Cash, end of period		$3,707		$11,877	$3,707

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$-		$-	$-

Income taxes		$-		$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.		$-		$-	$18,700
Shares issued to settle debt		$-		$-	$213,260
Share subscriptions payable on acquistion of mineral property		$2,320,000		$1,000,000	$2,320,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
 (Stated in US Dollars)

					Deficit
			Additional		Accumulated
	Common Stock		Paid-in		During the Development
	Shares	Par Value	Capital and Warrants	Subscriptions	Stage	Total
Common stock issued for cash @ inception – at $0.001	2,700,000	$2,700	$-	$-	$-		$2,700

Common stock issued for mineral property costs- at $0.05 – December 2003	650,000	650	31,850		-		32,500

Net loss for the period	-	-	-		(127,977)		(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$	(92,777)
Net loss for the period	-	-	-		(84,812)		(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$	(177,589)
Common stock issued for cash pursuant to a public offering at $.05 – September 2005	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-		(85,922)		(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)		$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001 – May 2006	18,700,000	18,700	-	-			18,700
Common stock issued for debt at $.004 – May 2006	47,550,000	47,550	165,710	-			213,260
Common stock and warrants issued for cash pursuant to a private placement at $ 1.00 per share –July 2006	420,000	420	419,580	-			420,000
Fair value discount on private placement		-	653,112	-			653,112
Net loss for the period	-	-	-	-	(1,009,539)		(1,009,539)

Balance, December 31, 2006	76,020,000	$76,020	$1,564,252	$-	$(1,308,250)		$332,022
Common stock and warrants issued for cash pursuant to a private placement at $ 1.00 per share – November 2007	196,333	196	58,704		-		58,900
Subscriptions payable, issued for mineral property at $.50 – November 2007				1,000,000			1,000,000
Net loss for the period	-	-	-	-	(1,390,119)		(1,390,119)

Balance, December 31, 2007	76,216,333	$76,216	$1,622,956	$1,000,000	$(2,698,369)		$803
Common stock issued for cash pursuant to a private placement at $ .03 per share –January 2008	2,333,333	2,333	67,667				70,000
Common stock issued for share subscriptions receivable – March 2008	2,000,000	2,000	998,000	(1,000,000)
Subscriptions payable, issued for mineral property at $.58 – April 2008				2,320,000			2,320,000
Subscriptions proceeds received- April 2008				224,400			224,400
Net loss for the period	-	-	-		(2,756,922)		(2,756,922)

Balance, December 31, 2008	80,549,666	$80,549	$2,688,623	$2,544,400	$(5,455,291)		$(141,719)

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
December 31, 2008
(Stated in US Dollars)

Note 1             Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003.  The Company’s fiscal year end is December 31.

The Company has no operations and in accordance with SFAS #7 is considered to be in the development stage.  The Company entered into a mineral license option agreement to explore and mine two properties in Mongolia.  On April 19, 2006, the Company terminated the option agreements it previously held.

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

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2008, the Company has not yet attained profitable operations and has accumulated losses of $5,455,291 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 2             Significant Accounting Policies – (cont’d)

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

(h)
Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

(i)	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred advertising costs of $0 and $0 during the years ended December 31, 2008 and 2007 respectively.

(j)	Revenue recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Note 3            Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization	2008	2007

Computer equipment	$16,043	$10,885	$5,158	$10,507
Furniture and fixtures	6,568	3,265	3,303	4,616
Leasehold improvements	2,180	1,817	363	1,090
	$24,791	$15,967	$8,824	$16,213

Note 4             Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Year ended		to
	December 31,		December 31,
	2008	2007	2008

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	57,874	44,424	155,298
Mineral property costs	-	-	2,000

	$57,874	$44,424	$200,103

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $ 7,377 (December 31, 2007: $4,555) owed to a director of the Company with respect to unpaid salaries and compensation.

Note 5             Common Stock

During the period ended December 31, 2007, the Company changed its authorized share capital to 500,000,000 common shares with par value of $.001 per share.

On May 24, 2006, the Company issued 18,700,000 common shares to shareholders of Instant Wirefree, Inc. under the terms of an acquisiton agreement.

In May 2006, the Company issued 47,550,000 shares of common stock in settlement of promissory notes outstanding in the amount of $ 213, 260.

In May 2006, the Company issued 100,000 shares of the common stock of the company pursuant to a private placement for $ 100,000.  The company at the same time issued 100,000 stock purchase warrants with an exercise price of $ 1.50 per share.  All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2007 were outstanding. The company recorded a discount of $ 99,924 to reflect the difference between the offering price and the market price on the date the offering was entered into.

In July 2006, the Company issued 320,000 shares of the common stock of the company pursuant to a private placement for $ 320,000.  The company at the same time issued 320,000 stock purchase warrants with an exercise price of $ 1.50 per share.  All of the warrants are exercisable immediately through May 31, 2007, were issued without additional consideration and as at December 31, 2007 were outstanding. The company recorded a discount of $ 553,188 to reflect the difference between the offering price and the market price on the date the offering was entered into.

In November 2007, the Company issued 196,333 shares of the common stock of the company pursuant to a private placement for $ 58,900.  The company at the same time issued 196,333 stock purchase warrants with an exercise price of $ ..40 per share.  All of the warrants are exercisable immediately through November 16, 2009, were issued without additional consideration and as at December 31, 2008 were outstanding.

During the year ended December 31, 2008 the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $ 70,000.

During the year ended December 31, 2008, the Company issued 2,000,000 shares of the common stock of the company pursuant to share subscriptions payable.

Note 6            Mineral Property Acquistion

In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company. As of December 31, 2007, the shares have not been issued, but an amount of $ 1,000,000 representing the market price of the shares on the date of the agreement has been recorded as a share subscription payable. During the year ended December 31, 2008 the shares were issued.

During the year ended December 31, 2008, Vanguard entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its 50% interest in mining claim S- 110476 in the Athabasca region, Canada for $ 250,000 ( Cdn) plus 4,000,000 shares of the common stock of Vanguard. In addition, Vanguard agrees to take on the financial responsibility of Coastal Uranium Holdings Ltd. to fund development of the mineral property.

As at December 31, 2008, the shares had not been issued, but an amount of $ 2,320,000 representing the market price of the shares on the date of the agreement, has been recorded as a share subscription payable.

Note 7             Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Deferred tax Assets	2008	2007
Non-capital loss carryforward	$937,350	$472,640
Less: valuation allowance	(937,350)	(472,640)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 8             Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2008, the Company has a net operating loss carryforward which expires commencing in 2023, totaling approximately $5,455,000 the benefit of which has not been recorded in the financial statements.

Note 9             Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2008.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  Although the Company does not currently have sufficient financial resources to hire additional management, the Company hopes to have such resources, make such hires and create segregation of duties and proper oversight within 12 months, but currently financing is not available.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year.

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

Notwithstanding these material weaknesses which are described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2008.

As a non-accelerated smaller reporting filer, management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 is not required to be audited by Moore & Associates, Chartered, our independent registered public accountant until our fiscal year ending December 31, 2009.

Changes in Internal Control of Financial Reporting

During the fiscal year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2008:

Name	Age	Position
Vladimir Fedyunin	36	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last three completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ivan Bebek*	2005	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

Jenifer Osterwalder*	2006	$50,000	-	-	-	-	-	-	$50,000
Chief Executive Officer

Vladimir Fedyunin**	2006	-	-	-	-	-	-	-	-
Chief Executive Officer	2007	$43,500	-	-	-	-	-	-	$43,500
	2008	$57,874	-	-	-	-	-	-	$57,874

*	Ivan Bebek resigned as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on May 24, 2006.
**
Jenifer Osterwalder served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director from May 24, 2006, until her resignation on December 29, 2006.

***	Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2008.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2008, we did not provide any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009. The information in these tables provides ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

Ivan Bebek (1)	6,000,000	7.4%

(1)	Consists of 6,000,000 shares of common stock directly owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Included in accounts payable and accrued liabilities listed on our financial statements is $ 7,377 (with $4,555 owing on December 31, 2007) owed to the sole director of the Company, Vladimir Fedyunin, with respect to unpaid salary and compensation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2008	2007
Audit fees	$8,000	$12,600
Audit-related fees
Tax fees
All other fees
Total	$8,000	$12,600

All audit fees are approved by our board of directors. Moore & Associates, Chartered (Moore) were our principal accountants for the fiscal years ended December 31, 2008 and December 31, 2007 did not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore, during the fiscal years ended December 31, 2008 and 2007, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $8,000 and $12,600 respectively.

Audit-Related Fees

Audit-related fees billed by Moore during the fiscal years ended December 31, 2008 and 2007, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore during the fiscal years ended December 31, 2008 and 2007, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed by Moore during the fiscal years ended December 31, 2008 and 2007, respectively, for services rendered other than the amounts set forth above, including attendance at meetings and other miscellaneous financial consulting work, totaled approximately $0 and $0, respectively.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

2.1
Assigment Agreement between Vanguard Minerals Corporation and Coastal Uranium Holdings Ltd. dated November 15, 2007, incorporated by reference to the registrants report on Form 10KSB filed on April 2, 2008.

2.2	Assigment Agreement between Vanguard Minerals Corporation and Coastal Uranium Holdings Ltd. dated April 8, 2007, incorporated by reference to the registrants report on Form 10-Q filed on May 15, 2008.
3(i)(1)	Articles of Incorporation of Vanguard Minerals Corporation dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Vanguard Minerals Corporation as described in definitive Schedule 14C filed August 24, 2007.

3(ii)	By-laws of Vanguard Minerals Corporation dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 on Form 10-K filed March 30, 2006.

31.1	Certification of Vanguard Minerals Corporation Chief Executive Officer, Vladimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2009.

31.2	Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2009.

32.1
Certification of Vanguard Minerals Corporation Chief Executive Officer, Vladimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2009.

32.2
Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2009.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008
VANGUARD MINERALS CORPORATION

	By:	/s/ Vladimir Fedyunin
Vladimir Fedyunin
Chief Executive Officer & Principal Financial Officer