Form 10-Q
period 2009-03-31
Vanguard Minerals CORP
filed 2009-05-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of April 30, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended March 31, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Interim balance sheets as of March 31, 2009 and December 31, 2008;

(b)	Interim statements of operations for the three months ended March 31, 2009 and 2008 and for the period from August 25, 2003 (inception) to March 31, 2009 (cumulative);

(c)	Interim statements of cash flows for the nine months ended March 31, 2009 and 2008 and for the period from August 25, 2003 (inception) to March 31, 2009 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to March 31, 2009 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Development Stage Company)
 INTERIM BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Stated in US Dollars)
(unaudited)

	March 31,	December 31,
	2009	2008
		(audited)
ASSETS
Current Assets
Cash	$3,227	$3,707
Prepaid expenses	-	-

Total current assets	3,227	3,707

Capital assets– Note 4	6,977	8,824

Total Assets	$10,204	$12,531

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$161,573	$154,250

Total current liabilities	161,573	154,250

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2008: 80,549,666)	80,549	80,549
Additional paid-in capital	2,454,263	2,454,263
Warrants	234,360	234,360
Share subscriptions payable	2,544,400	2,544,400
Deficit accumulated during the Development Stage	(5,464,941)	(5,455,291)

Total stockholders’ equity (deficit)	(151,369)	(141,719)

Total liabilities and stockholders’ equity (deficit)	$10,204	$12,531

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 INTERIM STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
 (Stated in US Dollars)
(unaudited)

			August 25, 2003
			(Date of Incor-
	Three months	Three months	Portion) to
	Ended March 31	Ended March 31	to March 31,
	2009	2008	2009
Operating expenses
General and administrative- Note 5	$59	$34,814	$380,543
Depreciation	1,847	1,847	17,814
Mineral property costs	-	-	3,849,535
Product development	-	-	270,086
Rent and utilities	-	6,416	63,888
Salaries and compensation – Note 5	10,774	23,715	185,526

Total operating expenses	12,680	(66,792)	4,767,392

Income (loss) from operations	(12,680)	(66,792)	(4,767,392)

Foreign exchange gain (loss)	3,030	-	3,073
Loss on disposal of capital asset	-	-	(1,310)
Fair value of discount on private placement	-	-	(653,112)
Impairment of Instant Wirefree Technology	-	-	(46,200)

Net loss before income tax provision	(9,650)	(66,792)	(5,464,941)

Provision for income tax	-	-	-

Net loss	$ (9,650)	$ (66,792)	$ (5,464,941)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	80,549,666	80,549,666

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 INTERIM STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)
(unaudited)

			August 25, 2003
	Three months	Three months	(Date of Incor-
	ended	ended	Portion) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Operating Activities
Net loss for the period	$ (9,650)	$ (66,792)	$ (5,464,941)
Adjustment for non-cash items:
Depreciation	1,847	1,847	17,814
Capital stock issued for mineral property costs	-	-	2,352,500
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wire technology	-	-	46,200
Loss on disposal of capital asset	-	-	1,310
Change in non-cash working capital balances related to operations
Prepaid expenses	-	(2,400)	-
Accounts payable and accrued liabilities	7,323	556	161,573

Net cash used in operations	(480)	(66,789)	(2,232,432)

Investing Activities
Acquisition of capital assets	-	-	(27,128)
Proceeds on disposal of capital assets	-	-	1,027
Instant Wirefree technology	-	-	(27,500)

	-	-	(53,601)

Financing Activities
Capital stock issued	-	70,000	851,600
Share subscriptions payable	-	-	1,224,400
Promissory notes	-	-	213,260

Net cash provided by financing activities	-	70,000	2,289,260

Increase (decrease) in cash during the period	(480)	3,211	3,227
Cash, beginning of period	3,707	11,877	-

Cash, end of period	$3,227	$15,088	$3,227

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions payable on acquistion of mineral property	$-	$-	$2,320,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)
(unaudited)
					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in		Development
	Shares	Par Value	Capital	Subscriptions	Stage	Total
Common stock issued for cash @ inception – at $0.001	2,700,000	$2,700	$-	$-	$-		$2,700

Common stock issued for mineral property costs- at $0.05 – December 2003	650,000	650	31,850		-		32,500

Net loss for the period	-	-	-		(127,977)		(127,977)

Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$	(92,777)
Net loss for the period	-	-	-		(84,812)		(84,812)

Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$	(177,589)
Common stock issued for cash pursuant to a public offering at $.05 – September 2005	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-		(85,922)		(85,922)

Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)		$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001 – May 2006	18,700,000	18,700	-	-			18,700
Common stock issued for debt at $.004 – May 2006	47,550,000	47,550	165,710	-			213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share –July 2006	420,000	420	419,850	-			420,000
Fair value discount on private placement		-	653,112	-			653,112
Net loss for the period	-	-	-	-	(1,009,539)		(1,009,539)

Balance, December 31, 2006	76,020,000	$76,020	$1,564,252	$-	$(1,308,250)		$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share – November 2007	196,333	196	58,704		-		58,900
Subscriptions payable, issued for mineral property at $.50 – November 2007				1,000,000			1,000,000
Net loss for the period	-	-	-	-	(1,390,119)		(1,390,119)

Balance, December 31, 2007	76,216,333	$76,216	$1,622,956	$1,000,000	$(2,698,369)		$803
Common stock issued for cash pursuant to a private placement at $ .03 per share –January 2008	2,333,333	2,333	67,667				70,000
Common stock issued for share subscriptions receivable – March 2008	2,000,000	2,000	998,000	(1,000,000)
Subscriptions payable, issued for mineral property at $.58 – April 2008				2,320,000			2,320,000
Subscriptions proceeds received- April 2008				224,400			224,400
Net loss for the period	-	-	-		(2,756,922)		(2,756,922)

Balance, December 31, 2008	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,455,291)		$(141,719)
Net loss for the period	-	-	-		(9,650)		(9,650)

Balance, March 31, 2009	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,464,941)		$(151,369)

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)

Note 1             Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008

The results of operations for the three months ended March  31, 2009 are not indicative of the results that may be expected for the full year.

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

Note 3             Significant Accounting Policies – (cont’d)

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

 (j)    Revenue recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Note 4             Capital Assets

		Accumulated
	Cost	Amortization	Net Book Value

			2009	2008

Computer equipment	$16,043	$12,221	$3,822	$5,158
Furniture and fixtures	6,568	3,594	2,974	3,303
Leasehold improvements	2,180	1,999	181	363
	$24,791	$17,814	$6,977	$8,824

Note 5             Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Three months ended		to
	March 31,		March 31,
	2009	2008	2009

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	10,774	13,340	166,072
Mineral property costs	-	-	2,000

	$10,774	$13,340	$210,877

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $ 18,151 (December 31, 2008: $7,377) owed to a director of the Company with respect to unpaid salaries and compensation.

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

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We  have incurred an accumulated net loss of $5,464,941 for the period from inception to March 31, 2009. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and haveconducted very limited exploration activities on the property, we are currently pausing our exploration activities until funding is forthcoming.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,464,941 for the period from inception to March 31, 2009.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2009 was $3,227, as compared to the cash balance of $3,707 as of December 31, 2008.

Period Ending March 31, 2009

Operating expenses for the three month period ended March 31, 2009  totalled $12,680 and from inception to the period ended March 31, 2009 totalled $4,767,392. The company experienced a net loss of $9,650 and $5,464,941 for the three month period ended March 31, 2009  and from inception to period ended March 31, 2009, respectively, against no revenue from operations. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

For the three month period ended March 31, 2009, net cash used in operating activities, consisting mostly of loss from operations was $480. For the period from inception to March 31, 2009, net cash used in operating activities, consisting mostly of loss from operations was $2,232,432.

For the period from inception to March 31, 2009, net cash resulting from financing activities was in the amount of $2,289,260.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2008. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

We do not intend to conduct any exploration activities on our properties in 2009 due to lack of funding.  If we received funding, which is not certain, we would then intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management is currently in negotiation with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.

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

Cash requirements

Presently, without additional cash, we will not be able to exploit our mineral properties, however we have commenced seeking additional financing we have sufficient cash to allow us to continue our current exploration plan until we have secured such financing. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through financing within the next 90 to 120 days. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Vanguard Minerals Corporation, although within 60 days we intend to actively engage in such negotiations toward such an understanding and expect to reach such an understanding within the very near future. We have not decided at what price or under what terms we will raise such additional funds, although such a decision is likely to be made within the next several weeks. While we will be actively seeking financing, no assurance can be given that we will be successful in finding such financing under acceptable terms and conditions.

Research and development

We would like to spend several hundred thousand dollars over the next 12 months on exploration and extraction related to our mineral properties.  We would spend significantly more money that this developing those mineral properties at the moment that our full scale extraction operation were to commence.  However, currently we do not have enough cash to make any such expenditures.

Plant and equipment

We currently have an office in Seattle, Washington which we lease from month-to-month.  We anticipate expanding our office within the next 6-12 months, although our employees when not on the mineral property, will tend to work and connect virtually, working on the property and then at their respective residences.

Employees

We have one part-time employee currently, president and chief executive officer, Vladimir Fedyunin.  We have several consultants engaged in our mineral exploration activities.  We intend to hire additional exploration and geological consultants over the next 120-180 days, if we received funding.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2008.  Accordingly,  we concluded that our disclosure  controls and procedures were not effective as of December 31, 2008.

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

The material  weakness  identified  in our amended annual  report on Form 10-K for the year  ended  December  31,  2008 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's  conducted an assessment  of  the  effectiveness  of the  registrant's  internal control over financial  reporting is as of the period ended March 31, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring  and review of work performed by contracted  accounting  personnel in the preparation of audit and financial statements,  footnotes and financial data provided to Vanguard’s  registered public accounting firm in connection with the annual audit. Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an  effective  system of  internal  control.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

Notwithstanding  this  material  weakness,  we  believe  that  the  consolidated financial  statements  included in this report fairly  present,  in all material respects,  our consolidated  financial  position and results of operations as of and for the period  ended March 31, 2009.

Remediation  of Material  Weakness

As discussed in  Management's  Annual  Report on Internal  Control  over  Financial Reporting,  as of December  31,  2008,  there were  material  weaknesses  in our internal  control over financial  reporting.  We are in the process of analyzing our processes for all business units and the  establishment  of formal  policies and  procedures  with  necessary  segregation  of duties,  which will  establish mitigating  controls to compensate  for the risk due to lack of  segregation  of duties.  In  addition,  we are  evaluating  the  necessary  steps to improve our controls over  financial  reporting and we are in the initial  planning phase of upgrading,  where  possible,  certain  of  our  information  technology  systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal  control over financial  reporting as of December 31, 2008 and March 31, 2009.  However,  the  effectiveness  of any system of internal  controls is subject to inherent  limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional  personnel,  upgrading  certain of our information technology systems, and relying extensively on manual review and approval,  the  successful  operation  of these  controls  for at least  several quarters  may be required  before  management  may be able to conclude  that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $50,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There  was no change in our  internal  control  over  financial  reporting  that occurred during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially  affect,  our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our 10-K for the year ended December 31, 2008.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

Vanguard Minerals Corporation

DATE: May 15, 2009	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer