Form 10-Q
period 2009-06-30
Vanguard Minerals CORP
filed 2009-08-19
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        000-51640

VANGUARD MINERALS COPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-351-1694

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of July 31, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The following interim unaudited financial statements of Vanguard Minerals Corporation (the “Company”) for the three-month period ended June 30, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Interim balance sheets as of June 30, 2009 and December 31, 2008;

(b)	Interim statements of operations for the three and six month periods ended June 30, 2009 and 2008 and for the period from August 25, 2003 (inception) to June 30, 2009 (cumulative);

(c)	Interim statements of cash flows for the six months ended June 30, 2009 and 2008 and for the period from August 25, 2003 (inception) to June 30, 2009 (cumulative);

(d)	Interim statements of stockholders’ equity (deficiency) for the period from August 25, 2003 (inception) to June 30, 2009 (cumulative); and

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(A Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(A Exploration Stage Company)
 INTERIM BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Stated in US Dollars)
(Unaudited)

	June 30	December 31
	2009	2008 (audited)
ASSETS

Current
Cash	$162	$3,227

	162	3,227

Capital – Note 4	5,130	8,824

	$5,292	$12,051

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$218,133	$154,250

	218,133	154,250

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001 Issued:
80,549,666 common shares (2008: 80,549,666)	80,549	80,549
Additional paid-in capital	2,454,263	2,454,263
Warrants	234,360	234,360
Subscription proceeds	2,544,400	2,544,400
Deficit accumulated during the Exploration Stage	(5,526,413)	(5,455,291)

	(212,841)	(141,719)

	$5,292	$12,531

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2009 and 2008 for the period August 25, 2003 (Date of Incorporation) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					August 25, 2003
					(Date of Incor-
	Three months	Three months	Six months	Six months	portion) to
	ended June 30	ended June 30	ended June 30	ended June 30	to June 30,
	2009	2008	2009	2008	2009
Expenses
General and administrative - Note 6	$8,561	$20,360	$8,620	$55,175	$389,104
Depreciation	1,847	1,847	3,694	3,694	19,661
Mineral Property Costs	-	2,635,754	-	2,635,754	3,849,535
Product development	-				270,086
Rent and utilities	2,332	964	2,332	7,380	66,220
Salaries and compensation-Note	10,774	13,340	21,548	37,054	196,300

Total operating expenses	23,514	2,672,265	36,194	2,739,057	4,790,906

Other income ( expense)
Foreign exchange gain ( loss)	(37,958)		(34,928)		(34,885)
Loss on disposal of capital asset	-	-	-	-	(1,310)
Fair value of discount on private placement	-	-	-	-	(653,112)
Impairment in Instant Wirefree technology	-	-	-	-	(46,200)

Total other income ( loss)	(37,958)	-	(34,928)	-	(735,507)

Net loss before income tax provision	(61,472)	( -)	(71,122)	( -)	(5,526,413)

Provision for income tax	( -)	( -)	( -)	( -)	( -)

Net loss	$(61,472)	$(2,675,265)	$(71,122)	$(2,739,057)	$(5,526,413)

Basic loss per share	$(0.03)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	80,549,666	80,549,666	80,549,666	80,549,666

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the periods ended June 30, 2009 and 2008
for the period August 25, 2003 (Date of Incorporation) to June 30, 2009
 (Stated in US Dollars)
(Unaudited)

			August 25, 2003
			(Date of Incor-
	Six months	Six months	Portion) to
	Ended June 30	ended June 30	June 30,
	2009	2008	2009
Operating Activities
Net loss for the period	$(71,122)	$(2,739,057)	$ (5,526,413)
Adjustment for non-cash items:
Depreciation	3,694	3,694	19,661
Capital stock issued for mineral property costs	-	2,320,000	2,352,500
Impairment in Instant Wirefree technology	-	-	46,200
Fair value discount on private placement	-	-	653,112
Loss on disposal of furniture and equipment	-	-	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses	-	(15,554)	-
Accounts payable and accrued liabilities	63,883	152,646	218,133

Net cash used in operations	(3,545)	(278,271)	(2,235,497)

Investing Activities
Acquisition of capital assets	-	-	(27,128)
Proceeds on disposal of furniture and equipment	-	-	1,027
Instant Wirefree technology	-	-	(27,500)

	-	-	(53,601)

Financing Activities
Capital stock issued	-	70,000	851,600
Subscription proceeds	-	224,400	1,224,400
Promissory notes	-	-	213,260

Net cash provided by financing activities	-	294,400	2,289,260

Increase (decrease) in cash during the period	(3,545)	16,129	162
Cash, beginning of period	3,707	11,877	-

Cash, end of period	$162	$28,006	$162

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions issued on acquistion of mineral property	$-	$2,320,000	$2,320,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
 INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)
(unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in		Development
	Shares	Par Value	Capital	Subscriptions	Stage	Total
Common stock issued for cash @ inception – at $0.001	2,700,000	$2,700	$-	$-	$-		$2,700
Common stock issued for mineral property costs- at $0.05 – December 2003	650,000	650	31,850		-		32,500
Net loss for the period	-	-	-		(127,977)		(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$	(92,777)

Net loss for the period	-	-	-		(84,812)		(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$	(177,589)

Common stock issued for cash pursuant to a public offering at $.05 – September 2005	6,000,000	6,000	294,000				300,000
Net loss for the period	-	-	-		(85,922)		(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)		$36,489

Common stock issued for shares of Instant Wirefree, Inc. at $. 001 – May 2006	18,700,000	18,700	-	-			18,700
Common stock issued for debt at $.004 – May 2006	47,550,000	47,550	165,710	-			213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share –July 2006	420,000	420	419,850	-			420,000
Fair value discount on private placement		-	653,112	-			653,112
Net loss for the period	-	-	-	-	(1,009,539)		(1,009,539)
Balance, December 31, 2006	76,020,000	$76,020	$1,564,252	$-	$(1,308,250)		$332,022

Common stock issued for cash pursuant to a private placement at $ 1.00 per share – November 2007	196,333	196	58,704		-		58,900
Subscriptions payable, issued for mineral property at $.50 – November 2007				1,000,000			1,000,000
Net loss for the period	-	-	-	-	(1,390,119)		(1,390,119)
Balance, December 31, 2007	76,216,333	$76,216	$1,622,956	$1,000,000	$(2,698,369)		$803

Common stock issued for cash pursuant to a private placement at $ .03 per share –January 2008	2,333,333	2,333	67,667				70,000
Common stock issued for share subscriptions receivable – March 2008	2,000,000	2,000	998,000	(1,000,000)
Subscriptions payable, issued for mineral property at $.58 – April 2008				2,320,000			2,320,000
Subscriptions proceeds received- April 2008				224,400			224,400
Net loss for the period	-	-	-		(2,756,922)		(2,756,922)
Balance, December 31, 2008	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,455,291)		$(141,719)

Net loss for the period	-	-	-		(71,122)		(71,122)
Balance, June 30, 2009	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,526,413)		$(212,841)

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (A Development Stage Company)
NOTES TO THE  INTERIM FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)

Note 1             Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008

The results of operations for the six months ended June 30, 2009 are not indicative of the results that may be expected for the full year.

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

(j)        Revenue recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Note 4             Capital Assets

		Accumulated	Net Book Value
	Cost	Amortization	2009	2008

Computer equipment	$16,043	$13,558	$2,485	$5,158
Furniture and fixtures	6,568	3,923	2,645	3,303
Leasehold improvements	2,180	2,180	-	363
	$24,791	$19,661	$5,130	$8,824

Note 5             Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Six months ended		to
	June 30,		June 30,
	2009	2008	2009

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	21,548	26,680	187,620
Mineral property costs	-	-	2,000

	$21,548	$26,680	$221,651

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $ 28,925 (December 31, 2008: $7,377) owed to a director of the Company with respect to unpaid salaries and compensation.

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

Overview

Vanguard Minerals Corporation, formerly Knewtrino, Inc., (the “Company”) was originally incorporated as Mongolian Explorations Ltd. on August 25, 2003, under the laws of the State of Nevada. We were originally founded to conduct mineral explorations in Mongolia. Although we did exploratory feasibility work on mineral lease development, we abandoned our mineral exploration efforts in April, 2006 due to the deteriorating political and security situation in Mongolia and specifically due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties. Since that time, we had appointed an interim chief executive officer, Jenifer Osterwalder, who saw us through our transition out of the mineral exploration business and now are under the leadership of a new chief executive officer, Vladimir Fedyunin, and we were in the process of developing a business around cell phone enabled wireless applications. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wished to find a more politically stable and less dangerous environment to mine in than Mongolia.   In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our renewed commitment to our traditional core business of mineral exploration.  In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $ 57,585 in cash as well as 2,000,000 common shares of the Company.  On April 6, 2008, we entered into another agreement with Coastal Uranium Holdings Ltd., whereby we acquired a 50% undivided right, title and interest to the mineral claim numbered S-110476 in the Athabasca region of Canada in exchange for $250,000 CAD ($248,508 USD) and 4,000,000 common shares of Vanguard Minerals corporation.  In addition, we have agreed to take on the financial responsibility of Coastal to fund development of the mineral property that is the subject of claim S-110476.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We  have incurred an accumulated net loss of $5,526,413 for the period from inception to June 30, 2009. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and have conducted very limited exploration activities on the property, we are currently pausing our exploration activities until funding is forthcoming.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,526,413 for the period from inception to June 30, 2009.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of June 30, 2009 was $162, as compared to the cash balance of $3,277 as of December 31, 2008.

Period Ending June 30, 2009

Operating expenses for the three month period ended June 30, 2009  totalled $23,514 and from inception to the period ended June30, 2009 totalled $4,790,906.  The company experienced a net loss of $61,472 and $5,426,413 for the three month period ended June 30, 2009  and from inception to period ended June 30, 2009, respectively, against no revenue from operations. The major expenses during this three month period were for legal and accounting fees.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.03 for the three month period ended June 30, 2009.

Liquidity and Capital Resources

For the six month period ended June 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $3,545. For the period from inception to June 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $2,235,497.

For the period from inception to June 30, 2009, net cash resulting from financing activities was in the amount of $2,289,260.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's  conducted an assessment  of  the  effectiveness  of the  registrant's  internal control over financial  reporting is as of the period ended June 30, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring  and review of work performed by contracted  accounting  personnel in the preparation of audit and financial statements,  footnotes and financial data provided to Vanguard’s  registered public accounting firm in connection with the annual audit. Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an  effective  system of  internal  control.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

Notwithstanding  this  material  weakness,  we  believe  that  the  consolidated financial  statements  included in this report fairly  present,  in all material respects,  our consolidated  financial  position and results of operations as of and for the period  ended June 30, 2009.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal  control over financial  reporting as of December 31, 2008 and June 30, 2009.  However,  the  effectiveness  of any system of internal  controls is subject to inherent  limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional  personnel,  upgrading  certain of our information technology systems, and relying extensively on manual review and approval,  the  successful  operation  of these  controls  for at least  several quarters  may be required  before  management  may be able to conclude  that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $50,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There  was no change in our  internal  control  over  financial  reporting  that occurred during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially  affect,  our internal control over financial reporting.

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

Vanguard Minerals Corporation

DATE: August 17, 2009	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer