Form 10-Q
period 2009-09-30
Vanguard Minerals CORP
filed 2009-11-13
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        000-51640

VANGUARD MINERALS COPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR SEATTLE, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	206 925-3798

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [   ] Yes  [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,549,666 common shares, par value of $0.001 per share, outstanding as of November 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The following  financial statements of Vanguard Minerals Corporation (the “Company”)  are included with this Quarterly Report on Form 10-Q:
(a)	Balance sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited);
(b)	Statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from August 25, 2003 (inception) to September 30, 2009 (unaudited);

(c)	Statements of stockholders’ deficiency for the period from August 25, 2003 (inception) to September 30, 2009 (unaudited);

(d)	Statements of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from August 25, 2003 (inception) to September 30, 2009 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(An Exploration Stage Company)

September 30, 2009

(Stated in US Dollars)

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(An Exploration Stage Company)
 BALANCE SHEETS
September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	September 30	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS
Current
Cash	$128	$3,227

	128	3,227

Capital assets – Note 4	3,465	8,824

	$3,593	$12,051

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$224,934	$154,250

	224,934	154,250

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
500,000,000 common shares with par value of $0.001
Issued:
80,549,666 common shares (2008: 80,549,666)	80,549	80,549
Additional paid-in capital	2,454,263	2,454,263
Warrants	234,360	234,360
Subscription proceeds	2,544,400	2,544,400
Deficit accumulated during the Exploration Stage	(5,534,913)	(5,455,291)

	(221,341)	(141,719)

	$3,593	$12,531

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2009 and 2008 for the period August 25, 2003 (Date of Incorporation) to September 30, 2009
(Stated in US Dollars)
(Unaudited)

					August 25, 2003
					(Date of Incor-
	Three months	Three months	Nine months	Nine months	portion) to
	ended September 30	ended September 30	ended September 30	ended September 30	to September 30,
	2009	2008	2009	2008	2009
Expenses
General and administrative - Note 6	$506	$15,425	$9,127	$115,034	$389,611
Depreciation	1,666	1,847	5,359	5,541	21,326
Mineral Property Costs	-	-	-	2,635,754	3,849,535
Product development	-	-			270,086
Rent and utilities	1,034	-	3,366	-	67,254
Salaries and compensation-Note	-	-	21,548	-	196,300

Total operating expenses	3,206	17,272	39,340	2,756,329	4,794,112

Other income (expense)
Foreign exchange gain ( loss)	(5,294)		(40,222)		(40,179)
Loss on disposal of capital asset	-	-	-	-	(1,310)
Fair value of discount on private placement	-	-	-	-	(653,112)
Impairment in Instant Wirefree technology	-	-	-	-	(46,200)

Total other income ( loss)	(5,294)	-	(40,222)	-	(740,801)

Net loss before income tax provision	(8,500)	( -)	(79,622)	( -)	(5,534,913)

Provision for income tax	( -)	( -)	( -)	( -)	( -)

Net loss	$ (8,500)	$(2,675,265)	$(79,622)	$(2,756,329)	$(5,534,913)

Basic loss per share	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.03)

Weighted average number of common shares outstanding	80,549,666	80,549,666	80,549,666	80,549,666

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
 STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Stated in US Dollars)
(unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in		Development
	Shares	Par Value	Capital	Subscriptions	Stage	Total
Common stock issued for cash @ inception – at $0.001	2,700,000	$2,700	$-	$-	$-	$2,700
Common stock issued for mineral property costs- at $0.05 – December 2003	650,000	650	31,850		-	32,500
Net loss for the period	-	-	-		(127,977)	(127,977)
Balance, December 31, 2003	3,350,000	$3,350	$31,850		$(127,977)	$(92,777)
Net loss for the period	-	-	-		(84,812)	(84,812)
Balance, December 31, 2004	3,350,000	$3,350	$31,850		$(212,789)	$(177,589)
Common stock issued for cash pursuant to a public offering at $.05 – September 2005	6,000,000	6,000	294,000			300,000
Net loss for the period	-	-	-		(85,922)	(85,922)
Balance, December 31, 2005	9,350,000	$9,350	$325,850		$(298,711)	$36,489
Common stock issued for shares of Instant Wirefree, Inc. at $. 001 – May 2006	18,700,000	18,700	-	-		18,700
Common stock issued for debt at $.004 – May 2006	47,550,000	47,550	165,710	-		213,260
Common stock issued for cash pursuant to a private placement at $ 1.00 per share –July 2006	420,000	420	419,850	-		420,000
Fair value discount on private placement		-	653,112	-		653,112
Net loss for the period	-	-	-	-	(1,009,539)	(1,009,539)
Balance, December 31, 2006	76,020,000	$76,020	$1,564,252	$-	$(1,308,250)	$332,022
Common stock issued for cash pursuant to a private placement at $ 1.00 per share – November 2007	196,333	196	58,704		-	58,900
Subscriptions payable, issued for mineral property at $.50 – November 2007				1,000,000		1,000,000
Net loss for the period	-	-	-	-	(1,390,119)	(1,390,119)
Balance, December 31, 2007	76,216,333	$76,216	$1,622,956	$1,000,000	$(2,698,369)	$803
Common stock issued for cash pursuant to a private placement at $ .03 per share –January 2008	2,333,333	2,333	67,667			70,000
Common stock issued for share subscriptions receivable – March 2008	2,000,000	2,000	998,000	(1,000,000)
Subscriptions payable, issued for mineral property at $.58 – April 2008				2,320,000		2,320,000
Subscriptions proceeds received- April 2008				224,400		224,400
Net loss for the period	-	-	-		(2,756,922)	(2,756,922)
Balance, December 31, 2008	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,455,291)	$(141,719)
Net loss for the period	-	-	-		(79,622)	(79,622)
Balance, September 30, 2009	80,549,666	$80,549	$2,454,263	$2,544,400	$(5,534,913)	$(221,341)

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2009 and 2008
for the period August 25, 2003 (Date of Incorporation) to September 30, 2009
 (Stated in US Dollars)
(Unaudited)

			August 25, 2003
			(Date of Incor-
	Nine months	Nine months	Portion) to
	Ended September 30	Ended September 30	September 30,
	2009	2008	2009
Operating Activities
Net loss for the period	$ (79,622)	$(2,756,329)	$(5,534,913)
Adjustment for non-cash items:
Depreciation	5,359	5,541	21,326
Capital stock issued for mineral property costs	-	2,320,000	2,352,500
Impairment in Instant Wirefree technology	-	-	46,200
Fair value discount on private placement	-	-	653,112
Loss on disposal of furniture and equipment	-	-	1,310
Change in non-cash working capital balances related to Operations
Prepaid expenses	-	(4,733)	-
Accounts payable and accrued liabilities	70,684	136,078	224,934
Net cash used in operations	(3,579)	(299,443)	(2,235,531)

Investing Activities
Acquisition of capital assets	-	-	(27,128)
Proceeds on disposal of furniture and equipment	-	-	1,027
Instant Wirefree technology	-	-	(27,500)
Net cash used in investing activities	-	-	(53,601)

Financing Activities
Capital stock issued	-	70,000	851,600
Subscription proceeds	-	224,400	1,224,400
Promissory notes	-	-	213,260
Net cash provided by financing activities	-	294,400	2,289,260

Increase (decrease) in cash during the period	(3,579)	(5,043)	128
Cash, beginning of period

Cash, end of period	$128	$6,834	$128

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transactions
Shares issued on acquisition of Instant Wirefree, Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,260
Share subscriptions issued on acquistion of mineral property	$-	$2,320,000	$2,320,000

SEE ACCOMPANYING NOTES

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)

Note 1             Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for the financial statements to be not misleading have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008

The results of operations for the nine months ended September 30, 2009 are not indicative of the results that may be expected for the full year.

Note 2             Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003.  The Company’s fiscal year end is December 31.

The Company has no operations and is considered to be in the exploration stage.  The Company entered into a mineral license option agreement to explore and mine two properties in Mongolia.  On April 19, 2006, the Company terminated the option agreements it previously held.

On May 2, 2006, the Company changed its name to Knewtrino, Inc.

On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $27, 500 and 18,700,000 common shares of the Company.  During the year, the Company changed its business focus and as a result will no longer be developing the Instant Wirefree technology. As a result, the Company has recognized an impairment of $46,200 in the value of the technology asset.

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2009, the Company has not yet attained profitable operations and has accumulated losses of $5,534,913 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a)    Exploration Stage Company

The Company complies with generally accepted accounting prinicples for its characterization of the Company as exploration stage.

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

(e)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the assets and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

(i)    Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred advertising costs of $0 and $0 during the three months and nine months ended September 30, 2009 and 2008, respectively.

(j)    Revenue recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Note 4             Capital Assets

			Accumulated
			Net Book Value
	Cost	Amortization	2009	2008

Computer equipment	$16,043	$14,895	$1,148	$5,158
Furniture and fixtures	6,568	4,251	2,317	3,303
Leasehold improvements	2,180	2,180	-	363
	$24,791	$21,326	$3,465	$8,824

Note 5             Related Party Transactions

The Company was charged the following expenses by shareholders and directors of the Company:

			August 25,
			2003
			(Date of
			Incorporation)
	Nine months ended		to
	September 30,		September 30,
	2009	2008	2009

Consulting fees	$-	$-	$34,305
Interest	-	-	7,500
Office and miscellaneous	-	-	1,000
Salaries and compensation	21,548	46,699	187,620
Mineral property costs	-	-	2,000

	$21,548	$46,699	$221,651

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $28,925 (December 31, 2008: $7,377) owed to a director of the Company with respect to unpaid salaries and compensation.

Note 6            Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2009 through November 12, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company has not yet made any significant development progress on any mineral property within the Athabasca region and does not believe it will be able to do so until it acquires additional resources through debt or equity investments, partnerships or other methods of capital infusion.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We have incurred an accumulated net loss of $5,534,913 for the period from inception to September 30, 2009. We have had no revenues from operations since our inception.

We do not plan to buy or sell any plant or significant equipment during the next twelve months. We are currently in the process of developing and exploring our mineral properties in the Athabasca region of Canada as soon as funding is available. We do not yet have any products or services available for sale and our mining operations are still at a preliminary stage. Although we have engaged the services of geological consultants and have conducted very limited exploration activities on the property, we are currently pausing our exploration activities until funding is forthcoming.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,534,913 for the period from inception to September 30, 2009.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of September 30, 2009 was $128, as compared to the cash balance of $3,277 as of December 31, 2008.

Periods Ending September 30, 2009 and 2008

Operating expenses for the three month period ended September 30, 2009 totalled $3,206, and from inception to the period ended September 30, 2009 totalled $4,794,112.  The company experienced a net loss of $8,500 and $5,534,913 for the three month period ended September 30, 2009 and from inception to period ended September 30, 2009, respectively, against no revenue from operations. The major expenses during this three month period were for depreciation, rent and utilities.  Operating expenses for nine month periods ending September 30, 2009 and 2008 were $39,340 and $2,756,329 respectively, indicating a decrease in operating expenses of $2,716,989.  This was due almost entirely to expenses which were incurred with respect to the acquisition of mineral property in 2008.  We did not acquire any mineral property in 2009.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended September 30, 2009.

Liquidity and Capital Resources

For the nine month period ended September 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $3,579. For the period from inception to September 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $2,235,531.  Net cash used in operating activities for the nine month period ended September 30, 2008 was $299,443.   The difference in net cash used is attributable to higher general and administrative costs, legal and accounting fees and expenses related to the acquisition of mineral properties in 2008.

For the period from inception to September 30, 2009, net cash resulting from financing activities was in the amount of $2,289,260.

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

Employees

We have one part-time employee currently, president and chief executive officer, Vladimir Fedyunin.  We have several consultants engaged in our mineral exploration activities, although none are currently active due to our lack of funding.  We intend to hire additional exploration and geological consultants over the next 120-180 days, if we received funding.

The Company’s executive offices are currently located in Seattle, Washington. The company’s telephone number is (206)925-3798.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management  conducted an assessment  of  the  effectiveness  of the  registrant's  internal control over financial  reporting is as of the period ended September 30, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring and review of work performed by contracted  accounting  personnel in the preparation of audit and financial statements,  footnotes and financial data provided to Vanguard’s  registered public accounting firm in connection with the annual audit. Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective  system of  internal  control.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

Notwithstanding  this  material  weakness,  we  believe  that  the  consolidated financial  statements  included in this report fairly  present,  in all material respects,  our consolidated  financial  position and results of operations as of and for the period  ended September 30, 2009.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal  control over financial  reporting as of December 31, 2008 and September 30, 2009.  However,  the  effectiveness  of any system of internal  controls is subject to inherent  limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional  personnel,  upgrading  certain of our information technology systems, and relying extensively on manual review and approval,  the  successful  operation  of these  controls  for at least  several quarters  may be required  before  management  may be able to conclude  that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $50,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There  was no change in our  internal  control  over  financial  reporting  that occurred during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially  affect,  our internal control over financial reporting.

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

Vanguard Minerals Corporation

DATE: November 12, 2009	/s/ Vladimir Fedyunin
Vladimir Fedyunin
President, CEO, Director, Principal Financial and Accounting Officer