Form 10-K
period 2009-12-31
Vanguard Minerals CORP
filed 2010-04-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-50274

Vanguard Minerals Corporation
(Name of small business issuer in its charter)

Nevada	Nil
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 WEST BROADWAY SUITE 2800 SAN DIEGO, CA	92101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858)525-5695

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

Revenues for the fiscal year ended December 31, 2009 were $0.

As at March 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity  was approximately $217,484.

As of March 31, 2010, the registrant had outstanding 80,549,666 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

TABLE OF CONTENTS

FORWARD
LOOKING
STATEMENTS

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

ITEM 1. DESCRIPTION OF BUSINESS .

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

In February 2009, our President, Chief Executive Officer, Principal Financial and Accounting Officer and Sole Director, Vladimir Fedyunin resigned from being a director, President and Chief Executive Officer but remains as Principal Financial and Accounting Officer.  James Price was appointed as sole director, President and Chief Executive Officer.  Mr. Price is attempting to secure the financing needed to fully develop the Company's mining properties and also to diversify the Company's interests outside of mining.

Our principal executive offices are located at 402 West Broadway, Suite 2800, San Diego, CA 92101. Our phone number is (858)525-5695.

PRINCIPAL PRODUCTS AND SERVICES

We are a development stage mineral exploration company currently engaged in the process of evaluating mineral exploration opportunities and exploring ways to diversify ourselves outside of mining.

PRINCIPAL MARKETS

We intend to compete in the market for mineral exploration and exploitation of mineral resources.  We have not yet determined any other fields we may compete in.

ADVERTISING AND MARKETING

We do not currently market or advertise any products or services, however, we anticipate that we may have to market any mineral products and resources discovered in the course of our mineral exploration activities.  We have not yet determined what other fields, outside of mineral exploration, we may compete in.

COMPETITION

The mineral exploration field is filled with substantial, well-financed, multi-national competitors, although as we have not defined the specific area of mineral exploration in which we would compete, it is difficult for us to indicate the names of the specific competitors in that area.  We have not yet determined what other fields, outside of mineral exploration, we may compete in.

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we are not and do not anticipate becoming dependent upon any single or group of major customers.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2009, we had 1 full-time employee and 1 part time employee. We  intend to expand our staff over the next twelve months, including additional hires as we identify mineral exploration opportunities and opportunities outside of mineral exploration.

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

As of the fiscal year ended December 31, 2009, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our working capital deficit was $193,630. Lenders generally regard an accumulated deficit or a very low working capital surplus as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

Further issuances related to our 2008 receipt of financing proceeds may cause massive dilution

In April, 2008, the Company received $224,400 in cash proceeds from a shareholder toward the purchase of shares.  The shares have not yet been issued.  Based on the share price at the time the Company received the funds, the Company has reserved 492,336 shares for issuance related to this transaction.  Because these shares were not issued, there can be no assurance that this reserve is adequate or that substantial dilution may not take place when the Company finally closes this share subscription matter which it anticipates doing this month.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 402 West Broadway, Suite 2800, San Diego, CA 92101. Our telephone number is (858)525-5695. We are hosted in the offices of our chief executive officer, James Price, free of charge and without a lease.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VNGM.”

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High	Low

Fiscal year ended 2009
Quarter ended
March 31, 2009	$0.0032	$0.002
June 30, 2009	$0.016	$0.0025
September 30, 2009	$0.01	$0.007
December 31, 2009	$0.019	$0.0024

Fiscal year ended 2008
Quarter ended
March 31, 2008	$0.60	$0.08
June 30, 2008	$0.78	$0.07
September 30, 2008	$0.08	$0.02
December 31, 2008	$0.03	$0.01

*	Our common shares began trading on the OTC Bulletin Board on May, 25, 2006; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of March 31, 2010, there were approximately 48 holders of record of our common shares.

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

During the year ended December 31, 2008 the Company issued 2,333,333 shares of the common stock of the company pursuant to a private placement for $70,000.

In April, 2008, the Company received $224,400 in cash proceeds from a shareholder toward the purchase of shares.  The shares have not yet been issued.  Based on the share price at the time the Company received the funds, the Company has reserved 492,336 shares for issuance related to this transaction.  Because these shares were not issued, there can be no assurance that this reserve is adequate or that substantial dilution may not take place when the Company finally closes this share subscription matter which it anticipates doing this month.

There were no shares issued during the year ending December 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2009 and 2008 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 6 and Note 1 respectively of each of our financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as occurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

All mineral properties held at December 31, 2009 and 2008 have been fully impaired.

Loss Per Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.
.
Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Foreign currency transactions
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

OVERVIEW

We are a development stage mineral exploration company.  We currently possess certain rights to mineral claims in the Athabasca region of Canada.  We anticipate that we will substantially increase development of this property sometime within the 2010 fiscal year if we are able to secure financing to pay for the necessary geological surveys. If we cannot obtain financing to complete development of the properties, we will endeavor to find a development partner or buyer for our mineral properties and will attempt to diversify our operations into as yet unidentified fields.

PLAN OF OPERATION

We anticipate beginning development of the Athabasca mineral property sometime within 2010 or, if funding is unsuccessful, finding a partner or buyer. The specific drilling and exploration program for this property has not yet been developed, but we intend to develop this program and to execute on the program throughout the next twelve months.  We also intend to continue evaluating other mineral properties for development, although there can be no assurance that we will locate any such properties on terms and conditions that would be acceptable to us. Our plans are completely dependent on obtaining additional financing.  As we have no indication currently that we can obtain such financing, we are not certain as to when our plans will actually be implemented.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2009 we had $108 of cash on hand.

Our net loss decreased $2,631,830 from $2,690,830 for the fiscal year ended December 31, 2008 to $59,000 for the fiscal year ended December 31, 2009, and our working capital deficit increased $59,000 from a deficit of $134,630 for the fiscal year ended December 31, 2008 to a deficit of $193,630 for the fiscal year ended December 31, 2009.  This increase in net loss is primarily attributable to charges we have taken for mineral property costs represented by the common shares we have issued for our mineral property rights.

Net cash used in operating activities decreased $281,234, from $302,570 for the fiscal year ended December 31, 2008 to $21,336 for the fiscal year ended December 31, 2009. This decrease was primarily the result of lower cash expenditures related to the acquisition or mineral property rights.

Net cash provided by financing activities decreased $276,663, from $294,400 for the fiscal year ended December 31, 2008 to $17,737 for the fiscal year ended December 31, 2009. Net cash provided by financing activities was attributable to an advance by an officer in 2009.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

ITEM 8. FINANCIAL STATEMENTS.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2009

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vanguard Minerals Corporation
San Diego, California

We have audited the accompanying balance sheets of Vanguard Minerals Corporation (the “Company”) as of
December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from August 25, 2003 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period August 25, 2003 (Inception) through December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period August 25, 2003 (Inception) through December 31, 2007, insofar as it relates to the amounts for prior periods through December 31, 2007 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Minerals Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and the period from August 25, 2003 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, errors resulting in an overstatement of expenses were discovered by management in 2008. Accordingly, adjustments have been made to the December 31, 2008 financial statements to correct the errors.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 14, 2010

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$108	$3,707
Prepaid expenses	2,000	-
Total Current Assets	2,108	3,707

Total Assets	$2,108	$3,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$178,001	$138,337
Due to related parties	17,737	-
Total Liabilities	195,738	138,337

Stockholders’ equity (deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 85,042,002 shares issued and outstanding	84,598	84,598
Additional paid-in capital	4,994,614	4,994,614
Warrants	234,360	234,360
Deficit accumulated during the development stage	(5,507,202)	(5,448,202)
Total Stockholders’ Equity (Deficit)	(193,630)	(134,630)

Total Liabilities and Stockholders' Equity (Deficit)	$2,108	$3,707

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Period Ended December 31, 2008 (Restated)	Period from August 25, 2003 (Inception) To December 31, 2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	44,574	27,239	418,725
Exploration costs	-	2,567,170	3,839,954
Wages and benefits	10,774	68,248	185,526
Product development	-	-	270,086
Rent and Utilities	3,652	11,959	67,540
Depreciation	-	-	8,578
TOTAL OPERATING EXPENSES	59,000	2,674,616	4,790,409

LOSS FROM OPERATIONS	(59,000)	2,674,616	(4,790,409)

OTHER INCOME (EXPENSE)	-	(16,214)	(716,793)

LOSS BEFORE INCOME TAXES	(59,000)	(2,690,830)	(5,507,202)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(59,000)	$(2,690,830)	$(5,507,202)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	85,042,002	85,042,002

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF DECEMBER 31, 2009

	Common Stock		Additional		Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596	$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)	-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596	234,360	(2,757,372)	(58,200)

Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667	-	-	70,000

Common stock issued to acquire mineral interests	4,000,000	4,000	2,540,400	-	-	2,544,400

Net loss for the year ended December 31, 2008	-	-	-		(2,690,830)	(2,690,830)

Balance, December 31, 2008	84,549,666	84,549	4,994,663	234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-	-	(59,000)	(59,000)

Balance, December 31, 2009	84,549,666	$84,549	$4,994,663	$234,360	$(5,507,202)	$(193,630)

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Period Ended December 31, 2008 (Restated)		Period from August 25, 2003 (Inception) to December 31, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(59,000)		$(2,690,830)		$(5,507,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-		8,578
Common stock issued for mineral property costs	-		2,320,000		2,352,500
Loss on disposal of property and equipment	-		16,214		17,524
Fair value discount on private placement	-		-		653,112
Impairment of Instant Wirefree technology	-		-		46,200
(Increase) decrease in prepaid expenses	(2,000)		7,293		(2,000)
Increase (decrease) in accounts payable & accrued expenses	39,664		44,753		178,001
Cash flows used in operating activities	(21,336)		(302,570)		(2,253,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-		(27,128)
Proceeds from disposal of property and equipment					1,026
Instant Wirefree technology	-		-		(27,500)
Cash flows used in investing activities	-		-		(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	17,737		-		17,737
Proceeds from issuance of common stock	-		294,400		2,076,000
Proceeds from promissory notes	-		-		213,260
Cash flows provided by financing activities	17,737		294,400		2,306,997

NET INCREASE (DECREASE) IN CASH	(3,599)		(8,170)		108
Cash, beginning of the period	3,707		11,877		-
Cash, end of the period	$108		$3,707		$108

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$
Income taxes paid	$-		$-		$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$			$18,700
Shares issued to settle debt	$-		$-		$213,600

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003.  The Company’s fiscal year end is December 31.

The Company entered into a mineral license option agreement to explore and mine two properties in Mongolia.  On April 19, 2006, the Company terminated the option agreements it previously held.

On May 2, 2006, the Company changed its name to Knewtrino, Inc. On May 24, 2006, the Company entered into an agreement to acquire certain technology owned by Instant Wirefree, Inc. by acquiring 100% of the common shares of Instant Wirefree, Inc. in exchange for cash in the amount of $ 27,500 and 18,700,000 common shares of the Company.  During the year, the Company changed its business focus and as a result will no longer be developing the Instant Wirefree technology. As a result, the Company has recognized an impairment of $ 46,200 in the value of the technology asset.

On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation.

In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to an undivided 50% right, title and interest in certain mineral claims in the Athabasca region of Canada for $58,300 (Cdn) plus 2,000,000 shares of the common stock of Vanguard. In addition, Vanguard agreed to take on the financial responsibility of Coastal Uranium Holdings Ltd. to fund development of the mineral property.

In April 2008, Vanguard entered into a second agreement with Coastal Uranium Holdings Ltd. to acquire its 50% interest in mining claim S- 110476 in the Athabasca region of Canada for $ 250,000 (Cdn) plus 4,000,000 shares of the common stock of Vanguard. In addition, Vanguard agreed to take on the financial responsibility of Coastal Uranium Holdings Ltd. to fund development of the mineral property.

The Company has not generated any revenues to date from its mineral exploration efforts, and in accordance with SFAS #7 (ASC 915-10) is considered to be an Exploration Stage Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as occurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

All mineral properties held at December 31, 2009 and 2008 have been fully impaired.

Loss Per Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Foreign currency transactions
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a balance owing of $17,737 to a related party. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4 – STOCKHOLDERS’ EQUITY

On November 15, 2007, the Company issued 2,000,000 shares of common stock in connection with the acquisition of a 50% interest in two mineral claims.

On April 6, 2008, the Company issued 4,000,000 shares of common stock in connection with the acquisition of a third mineral claim.

During the year ended December 31, 2008, the Company issued 2,333,333 shares of common stock for $70,000 in connection with a private placement.

During the year ended December 31, 2008, the Company issued 492,336 shares of common stock for $224,400 in connection with a private placement.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2009	December 31, 2008
Refundable Federal income tax attributable to:
Current operations	$20,000	$915,000
Less: valuation allowance	(20,000)	(915,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$1,872,400	$1,852,400
Less: valuation allowance	(1,872,400)	(1,852,400)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate revenues, and has incurred a significant operating loss as of December 31, 2009.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at December 31, 2008 to correct errors in its accounting. Property and equipment were disposed of with a net book value of $8,824. Correspondingly, depreciation expense was reduced by $7,089. In addition, accrued liabilities in the amount of $15,913 were reversed. Also, an expense paid in 2008 in the amount of $59,004 related to a prior period. The net effect of these adjustments was to increase the December 31, 2007 accumulated deficit by $59,004 and reduce the net loss for the year by $66,092.

The December 31, 2008 balance sheet has been restated to correct the property and equipment, accounts payable and accrued expenses, and stockholders’equity (deficit).

The December 31, 2008 statement of operations has been restated to reflect the changes in expenses.

The following are the before and after balances as restated:

Year Ended December 31, 2008
Balance Sheet

Property and Equipment, net of depreciation
Before	$8,824
After	$0
Current Liabilities
Before	$154,250
After	$138,337
Stockholders’ Equity
Before	$(141,719)
After	$(134,630)

Statement of Operations
Operating Expenses
Before	$2,756,922
After	$2,733,620
Other Income (Expense)
Before	$0
After	$(16,214)
Income (Loss) from Operations
Before	$(2,756,922)
After	$(2,690,830)
Net Income (Loss)
Before	$(2,756,922)
After	$(2,690,830)

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the fiscal year ended December 31, 2009.  We would, however, like to note that we have previously provided disclosure on form 8K that on August 27, 2009 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore and Associates, Chartered (“Moore”) because of violations by Moore of PCAOB rules and auditing standards in auditing financial statements, violations of PCAOB rules and quality control standards, violations of Section 10 B and Rule 10(b) 5 thereunder of the Securities Exchange Act of 1934 and non-cooperation with a PCAOB investigation.  Moore, under advice of counsel, has declined to provide us with a letter to the Securities and Exchange Commission stating whether it agrees with the statements in this amended 8-K.   Moore was the Company's previous independent auditor.  On August 9, 2009 the Company engaged Seale and Beers, CPAs as its independent auditors but dismissed Seale and Beers, CPAs on September 22, 2009 and appointed Maddox Ungar Silberstein PLLC, now Silberstein Ungar PLLC as its independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2008.

Changes in Internal Control of Financial Reporting

During the fiscal year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2009:

Name	Age	Position

James Price	44	President, Chief Executive Officer and Sole Director

Vladimir Fedyunin	36	Principal Financial Officer and Principal Accounting Officer*.

*Mr. Fedyunin resigned as President, Chief Executive Officer and Sole Director as of February 2, 2010

James Price- President, Chief Executive Officer and Sole Director

Mr. Price has served as our President and Chief Executive Officer since February 2, 2010.  Since May of 1992, Mr. Price has functioned as President and Chief Executive Officer of San Diego based Aero Financial, Inc., which he founded, to provide essential support and organizational services to private and public companies.   Mr. Price received his bachelor’s degree from Eastern Washington University and served for 3 years in the US Army.  Upon his honorable discharge, Mr. Price served as a stock broker and office Principal for 10 years at various brokerage firms, including Gant, Cohig and Associates, AG Edwards and Sons and Global Financial, prior to founding Aero Financial.    Mr. Price sits on the Board of Directors for the San Diego area YMCA and is the Chairman of the Board for the I AM Foundation.

Vladimir Fedyunin - Principal Financial Office and Principal Accounting Officer

Vladimir Fedyunin has served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and Director since December 29, 2006.  Mr. Fedyunin resigned as President, Chief Executive Officer and Sole Director as of February 2, 2010 but remains our Principal Financial and Accounting Officer.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

We have adopted a code of business conduct and ethics applicable to each of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of business conduct and ethics is available, without charge, to any person who so requests a copy, in writing, at: Vanguard Minerals Corporation, 402 West Broadway, Suite 2800, San Diego, CA 92101.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Vladimir Fedyunin**	2007	$43,500	-	-	-	-	-	-	$43,500
Chief Executive Officer

Vladimir Fedyunin**	2008	$58,248	-	-	-	-	-	-	$58,248
Chief Executive Officer

Vladimir Fedyunin**	2009	$10,774	-	-	-	-	-	-	$10,774
Chief Executive Officer

*	Ivan Bebek resigned as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on May 24, 2006.
**
Jenifer Osterwalder served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director from May 24, 2006, until her resignation on December 29, 2006.

***
Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006. Mr. Fedyunin resigned as President, CEO and a director on February 2, 2010.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2009.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2009, we did not provide any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 80,549,666 shares of common stock currently outstanding.  The address of each person listed is care of Vanguard Minerals Corporation, 402 West Broadway, San Diego, CA 92101.

Name	Amount and Nature of Ownership	Percent of Class*

Ivan Bebek (1)	6,000,000	7.4%

(1)	Consists of 6,000,000 shares of common stock directly owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Included in accounts payable and accrued liabilities listed on our financial statements is $ 17,737 owed to an officer of the Company, Vladimir Fedyunin.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2009	2008
Audit fees	$9,500	$8,000
Audit-related fees
Tax fees
All other fees
Total	$9,500	$8,000

All audit fees are approved by our board of directors.  Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2008 and until August  9, 2009.  Seale and Beers, CPAs were our independent accountants from August 9, 2009 until September 22, 2009.  Maddox Ungar Silberstein, PLLC have been our independent auditors since September 22, 2009 and are now known as Silberstein Ungar PLLC.  We were billed $8,000 by Silberstein and Ungar and $1,500 by Seale and Beers and nothing by Moore in 2009.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associates , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $0 and $8,000, respectively.

Audit fees billed for professional services rendered by Seale and Beers, CPAs , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $1,500 and $0, respectively.

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $8,000 and $0, respectively

Audit-Related Fees

Audit-related fees billed by Moore & Associates during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore & Associates during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore & Associates during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

There were no fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

There were no fees billed by Silberstein and Ungar, PLLC during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

2.1
Assigment Agreement between Vanguard Minerals Corporation and Coastal Uranium Holdings Ltd. dated November 15, 2007, incorporated by reference to the registrants report on Form 10KSB filed on April 2, 2008.

2.2	Assigment Agreement between Vanguard Minerals Corporation and Coastal Uranium Holdings Ltd. dated April 8, 2007, incorporated by reference to the registrants report on Form 10-Q filed on May 15, 2008.
3(i)(1)	Articles of Incorporation of Vanguard Minerals Corporation dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Vanguard Minerals Corporation as described in definitive Schedule 14C filed August 24, 2007.

3(ii)	By-laws of Vanguard Minerals Corporation dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 on Form 10-K filed March 30, 2006.

31.1	Certification of Vanguard Minerals Corporation Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2010.

31.2	Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2010.

32.1
Certification of Vanguard Minerals Corporation Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2010.

32.2
Certification of Vanguard Minerals Corporation Chief Financial Officer, Vladimir Fedyunin, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010
VANGUARD MINERALS CORPORATION

	By:	/s/ Vladimir Fedyunin
Vladimir Fedyunin
Principal Financial and Accounting Officer

By:	/s/ James Price
James Price President, CEO and Director