Form 10-Q
period 2010-03-31
Vanguard Minerals CORP
filed 2010-05-17
CIK 1279620

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2010

              [ ] Transition Report pursuant to 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period __________ to __________

                        Commission File Number 000-51640

                          VANGUARD MINERALS COPORATION
                          ----------------------------
                           (formerly Knewtrino, Inc.)
       (Exact name of small Business Issuer as specified in its charter)

               NEVADA                                       Nil
               ------                                       ---
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

          402 WEST BROADWAY
              SUITE 2800
            SAN DIEGO, CA                                  92101
          -----------------                                -----
  (Address of principal executive offices)               (Zip Code)

   Issuer's telephone number, including area code:       858-525-5695
                                                         ------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]                             Accelerated Filer [   ]
Non Accelerated Filer [   ] (Do not check if smaller reporting company)
Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On April 16, 2010, there were 80,549,666 common shares, par value of $0.001 per share. For shareholders of record on April 16, 2010, the company undertook a 300 to 1 reverse split. On May 14, 2010, there were 1,455,499 shares of our common stock issued and outstanding as a result of the reverse split and of share issuances subsequent to the reverse split.

                               TABLE OF CONTENTS
                               -----------------
                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1:    Financial Statements                                               3

Item 2:    Plan of Operation                                                 15

Item 3:    Quantitative and Qualitative Disclosures about Market Risk        20

Item 4:    Controls and Procedures                                           21


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1:    Legal Proceedings                                                 22

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds       22

Item 3:    Defaults Upon Senior Securities                                   22

Item 4:    Submission of Matters to a Vote of Security Holders               22

Item 5:    Other Information                                                 22

Item 6:    Exhibits                                                          23

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

The following financial statements of Vanguard Minerals Corporation (the "Company") are included with this Quarterly Report on Form 10-Q:


      (a) Balance sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);

      (b) Statements of operations for the three and month periods ended March 31, 2010 and 2009 and for the period from August 25, 2003 (inception) to March 31, 2010 (unaudited);

      (c) Statements of stockholders' deficiency for the period from August 25, 2003 (inception) to March 31, 2010 (unaudited);



      (d) Statements of cash flows for the three months ended March 31, 2010 and 2009 and for the period from August 25, 2003 (inception) to March 31, 2010 (unaudited);

      (e)   Notes to the financial statements.

                         VANGUARD MINERALS CORPORATION

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2010

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2010 AND DECEMBER 31, 2009


                                                       March 31,    December 31,
                                                         2010          2009
                                                      (Unaudited)    (Audited)
                                                     ------------  -------------
                ASSETS

Current assets
   Cash and cash equivalents                         $         72  $        108
   Prepaid expenses                                           500         2,000
                                                     ------------  -------------
Total Current Assets                                          572         2,108
                                                     ------------  -------------

Total Assets                                         $        572  $      2,108
                                                     ============  =============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
   Accounts payable and accrued expenses             $    166,588  $    178,001
   Due to related parties                                  28,151        17,737
                                                     ------------  -------------
Total Liabilities                                         194,739       195,738
                                                     ------------  -------------

Stockholders' deficit
   Common stock, par value $0.001,
   500,000,000 shares authorized,
   84,549,666 shares issued and outstanding                84,598        84,598
   Additional paid-in capital                           4,994,614     4,994,614
   Warrants                                               234,360       234,360
   Deficit accumulated during the exploration
   stage                                               (5,507,739)   (5,507,202)
                                                     ------------  -------------
Total Stockholders' Deficit                              (194,167)     (193,630)
                                                     ------------  -------------

Total Liabilities and Stockholders' Deficit          $        572  $      2,108
                                                     ============  =============




   The accompanying notes are an integral part of these financial statements.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
           PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2010
                                  (unaudited)


                                                                      Period
                                                                       from
                                                        Three        August 25,
                                         Three          Months         2003
                                         Months         Ended       (Inception)
                                         Ended        March 31,         To
                                        March 31,        2009         March 31,
                                          2010        (restated)       2010
                                      -------------  ------------  -------------

REVENUES                              $           -  $          -  $          -
                                      -------------  ------------  -------------

OPERATING EXPENSES
    General and administrative                  338            59       419,063
    Exploration costs                             -             -     3,839,954
    Wages and benefits                            -        10,774       185,526
    Product development                           -             -       270,086
    Rent and Utilities                          199             -        67,739
    Depreciation                                  -             -         8,578
                                      -------------  ------------  -------------

TOTAL OPERATING EXPENSES                        537        10,833     4,790,946
                                      -------------  ------------  -------------

LOSS FROM OPERATIONS                           (537)      (10,833)   (4,790,946)

OTHER INCOME (EXPENSE)                            -         3,030      (716,793)
                                      -------------  ------------  -------------

LOSS BEFORE INCOME TAXES                       (537)       (7,803)   (5,507,739)


PROVISION FOR INCOME TAXES                        -             -             -
                                      -------------  ------------  -------------

NET LOSS                              $        (537) $     (7,803) $ (5,507,739)
                                      =============  ============  ============

NET LOSS PER SHARE:
  BASIC AND DILUTED                   $       (0.00) $      (0.00)
                                      =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
    BASIC AND DILUTED                    84,549,666    80,549,666
                                      =============  ============




   The accompanying notes are an integral part of these financial statements.



                                                 VANGUARD MINERALS CORPORATION
                                                (AN EXPLORATION STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
                                                     AS OF MARCH 31, 2010
                                                          (unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                     Additional                     During the       Total
                                              Common Stock            Paid in                      Development   Stockholders'
                                          Shares         Amount       Capital       Warrants          Stage         Deficit
                                      -------------  ------------  -------------  -------------  --------------  -------------
Balance, December 31, 2007, as
originally reported                      76,216,333  $     76,216  $   2,388,596  $     234,360  $   (2,698,368) $        804

Correction of an accounting error         2,000,000         2,000         (2,000)             -         (59,004)      (59,004)
                                      -------------  ------------  -------------  -------------  --------------  -------------

Balance, December 31, 2007, as
Restated                                 78,216,333        78,216      2,386,596        234,360      (2,757,372)      (58,200)


Issuance of common stock for cash @
$0.03 per share                           2,333,333         2,333         67,667              -               -        70,000

Issuance of common stock for cash @
$0.46 per share                             492,336            49        224,351              -               -       224,400

Common stock issued to acquire
mineral interests                         4,000,000         4,000      2,316,000              -               -     2,320,000

Net loss for the year ended December
31, 2008                                          -             -              -                     (2,690,830)   (2,690,830)
                                      -------------  ------------  -------------  -------------  --------------  -------------

Balance, December 31, 2008               84,549,666        84,598      4,994,614        234,360      (5,448,202)     (134,630)

Net loss for the year ended December
31, 2009                                          -             -              -              -         (59,000)      (59,000)
                                      -------------  ------------  -------------  -------------  --------------  -------------

Balance, December 31, 2009               84,549,666        84,598      4,994,614        234,360      (5,507,202) $   (193,630)
Net loss for the period ended March
31, 2010                                          -             -              -              -            (537)         (537)
                                      -------------  ------------  -------------  -------------  --------------  -------------

Balance, March 31, 2010                  84,549,666  $     84,598  $   4,994,614  $     234,360  $   (5,507,739) $    (194,167)
                                      =============  ============  =============  =============  ==============  =============



                          The accompanying notes are an integral part of these financial statements.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
           PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2010
                                  (unaudited)


                                                                      Period
                                                                       from
                                                                     August 25,
                                         Three          Three          2003
                                         Months         Months      (Inception)
                                         Ended          Ended           To
                                        March 31,      March 31,      March 31,
                                          2010           2009          2010
                                      -------------  ------------  -------------

CASH FLOWS USED IN OPERATING
ACTIVITIES
     Net loss for the period          $        (537) $     (7,803) $ (5,507,739)
Adjustments to reconcile net loss
to net cash used in operating
activities:
     Depreciation and amortization                -             -         8,578
     Common stock issued for mineral
     property costs                               -             -     2,352,500
     Loss on disposal of property
     and equipment                                -             -        17,524
     Fair value discount on
     private placement                            -             -       653,112
     Impairment of Instant
     Wirefree technology                          -             -        46,200
     (Increase) decrease in
     prepaid expenses                         1,500             -          (500)
     Increase (decrease) in
     accounts payable & accrued
     expenses                               (11,413)        7,323       166,588
                                      -------------  ------------  -------------
Cash flows used in operating
   activities                               (10,450)         (480)   (2,263,737)
                                      -------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and
      equipment                                   -             -       (27,128)
      Proceeds from disposal of
      property and equipment                                              1,026
      Instant Wirefree technology                 -             -       (27,500)
                                      -------------  ------------  -------------
Cash flows used in investing
activities                                        -             -       (53,602)
                                      -------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from related parties           10,414             -        28,151
     Proceeds from issuance of
     common stock                                 -             -     2,076,000
     Proceeds from promissory notes               -             -       213,260
                                      -------------  ------------  -------------
Cash flows provided by financing
activities                                   10,414             -     2,317,411
                                      -------------  ------------  -------------

NET INCREASE (DECREASE) IN CASH                 (36)         (480)           72

Cash, beginning of the period                   108         3,707             -
                                      -------------  ------------  -------------

Cash, end of the period               $          72  $      3,227  $         72
                                      =============  ============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                    $           -  $          -  $
                                      =============  ============  =============
     Income taxes paid                $           -  $          -  $          -
                                      =============  ============  =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
    Shares issued on acquisition
     of Instant Wirefree Inc.         $           -  $     18,700  $          -
                                      =============  ============  =============
     Shares issued to settle debt     $           -  $          -  $    213,600
                                      =============  ============  =============


   The accompanying notes are an integral part of these financial statements

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 1 - NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the full year.

The Company was incorporated in the State of Nevada, United States of America on August 25, 2003. The Company's fiscal year end is December 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
----------------
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Mineral Properties
------------------
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as occurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

All mineral properties held at December 31, 2009 and 2008 have been fully impaired.

Loss Per Share
--------------
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends
---------
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Revenue Recognition
-------------------
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured

Income Taxes
------------
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------
The Company did not issue any stock-based payments to its employees in 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Recent Accounting Pronouncements
--------------------------------
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

Foreign currency transactions
-----------------------------
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a balance owing of $28,151 to a related party. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 4 - STOCKHOLDERS' DEFICIT

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

Effective April 16, 2010, the board of directors of the Company adopted a resolution to effect a 300 to 1 reverse share spit. As a result the authorized share capital of the common has been decreased to 1,666,666 shares of common stock with par value of $0.001 per share.

On April 23, 2010, the Company issued 1,000,000 shares of common stock at a deemed price of $ 1.50 per share. In consideration, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc., a Nevada Corporation.

NOTE 5 - INCOME TAXES

The provision for Federal income tax consists of the following:

                                                                     March 31,
                                                                       2010
                                                                   -------------
Refundable Federal income tax attributable to:
   Current operations                                              $        185
   Less: valuation allowance                                               (185)
                                                                   -------------
Net provision for Federal income taxes                             $          -
                                                                   =============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:


                                                                     March 31,
                                                                       2010
                                                                   -------------
Deferred tax asset attributable to:
   Net operating loss carryover                                    $  1,872,600
   Less: valuation allowance                                         (1,872,600)
                                                                   -------------
Net deferred tax asset                                             $          -
                                                                   =============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 6 - GOING CONCERN

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

NOTE 7 - CORRECTION OF ERRORS AND RESTATEMENTS

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

The December 31, 2008 balance sheet has been restated to correct the property and equipment, accounts payable and accrued expenses, and stockholders'equity (deficit).

The December 31, 2008 statement of operations has been restated to reflect the changes in expenses.

The following are the before and after balances as restated:


                                                                    Year Ended
                                                                   December 31,
                                                                        2008
         Balance Sheet

               Property and Equipment, net of depreciation
                  Before                                           $      8,824
                  After                                            $          0
               Current Liabilities
                  Before                                           $    154,250
                  After                                            $    138,337
               Stockholders' Equity
                  Before                                           $   (141,719)
                  After                                            $   (134,630)

         Statement of Operations
                  Operating Expenses
                  Before                                           $  2,756,922
                  After                                            $  2,733,620
               Other Income (Expense)
                  Before                                           $          0
                  After                                            $    (16,214)
               Income (Loss) from Operations
                  Before                                           $ (2,756,922)
                  After                                            $ (2,690,830)
               Net Income (Loss)
                  Before                                           $ (2,756,922)
                  After                                            $ (2,690,830)

                         VANGUARD MINERALS CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010


NOTE 8 - SUBSEQUENT EVENTS

On  April  23,  2010,  the  Company completed a sale transaction whereby it sold
1,000,000 of its common shares at a price per share of $ 1.50. The per share purchase price was paid in the form of share of PEI Worldwide Holdings, Inc., a Nevada corporation. This transaction has the effect of causing a change of control in the Company.

The Company has analyzed its operations subsequent to March 31, 2010 through the date the financial statements were submitted to the Securities and Exchange
Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Overview

Vanguard Minerals Corporation, formerly Knewtrino, Inc., (the "Company") was originally incorporated as Mongolian Explorations Ltd. on August 25, 2003, under the laws of the State of Nevada. We were originally founded to conduct mineral explorations in Mongolia. Although we did exploratory feasibility work on mineral lease development, we abandoned our mineral exploration efforts in April, 2006 due to the deteriorating political and security situation in Mongolia and specifically due to intense protests over North American mining concessions in that country which jeopardize the safety of our consultants as well as undermining our confidence that we will ever be able to see a return on our continued investments to develop the properties.

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

In February, 2010, James Price was appointed President, Chief Executive Officer and Sole Director of the Company. Vladimir Fedyunin, the former President and CEO, remained as Principal Financial and Accounting Officer.

On April 16, 2010, we effected a 300 for 1 reverse stock split in our common shares for shareholders of record as of that date.

On April 20, 2010, the Company initiated a new line of business doing business as Vanguard Management. The Company intends to provide management and business development consultation to emerging growth companies in a wide variety of fields including uranium mining, gold and silver mining, coal mining, clean coal technology, environmentally friendly resource extraction, green energy technologies as well as other businesses that may be interested in the Company's services.

On  April  23,  2010,  the  Company completed a sale transaction whereby it sold
1,000,000 of its common shares at a price per share of $1.50. The per share purchase price was paid in the form of shares of PEI Worldwide Holdings, Inc., a Nevada corporation ("PEI"). The per share purchase price was derived from the closing price of shares of PEI on April 20, 2010 as listed on the Pink Sheets, which was $1.50 per share. Therefore, the total purchase price for the 1,000,000 common shares was $1,500,000. 860,000 of the shares were purchased by James Price and the other 140,000 of the shares were purchased by various purchasers. 1,000,000 shares of PEI represents approximately 2.5% of the issued and outstanding stock of PEI.

This was a related-party transaction. Mr. Price is our sole director and he approved this transaction. There was no disinterested director who approved this transaction. There can be no assurance that the price reported for PEI shares on the Pink Sheets is an accurate reflection of the true value of PEI shares.

This transaction had the effect of causing a change of control in the registrant. Prior to this transaction, the registrant had 268,499 shares of common stock issued and outstanding out of 1,666,666 authorized. After this transaction and giving effect to the transaction described in the paragraph below regarding the issuance of 187,000 common shares, Mr. Price owns approximately 59.1% of our issued and outstanding stock and remains our sole director.

On April 23, 2010, the registrant completed an issuance of 187,000 shares of common stock. This stock had been subscribed for in April, 2008 for payment of $224,400 in cash received by the corporation. The corporation issued 187,000 of its common shares to various subscribers of the stock at a per share purchase price of $1.20 per share.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation. We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007. We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008. We have incurred an accumulated net loss of $5,507,739 for the period from inception to March 31, 2010. We have had no revenues from operations since our inception.

In April, 2010, the Company initiated a new line of business to provide management and business development consultation to emerging growth companies in a wide variety of fields including uranium mining, gold and silver mining, coal mining, clean coal technology, environmentally friendly resource extraction, green energy technologies as well as other businesses that may be interested in the Company's services.

The Company is currently seeking financing for the development of its mineral property interests and also for the development of its new line of management and business development consultation. The Company has no present plans to acquire any plant, property of equipment during the next 12 months, but these plans may change as the financing environment in the capital markets continues to improve.

Financial Condition and Liquidity

Overview
--------

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,507,739 for the period from inception to March 31, 2010.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

The Company had its independent auditors re-audit its December 31, 2008 financial statements and the Company restated its financial statements for the period ending March 31, 2008 in its 10K for the period ended December 31, 2009.

Cash and Working Capital
------------------------

The Company's cash balance as of March 31, 2010 was $72, as compared to the cash balance of $108 as of December 31, 2009.

Periods Ending March 31, 2010 and March 31, 2009
------------------------------------------------

Operating expenses for the three month period ended March 31, 2010 and March 31, 2009 totalled $537 and $10,833 respectively and from inception to the period ended March 31, 2010 totalled $4,790,946. The company experienced a net loss of $537, $7,803 and $5,507,739 for the three month periods ended March 31, 2010 March 31, 2009 and from inception to period ended March 31, 2010, respectively, against no revenue from operations. The major expenses during this three month period were for general administrative, rent and utilities. Operating expenses for three month periods ending March 31, 2010 and 2009 were $537 and $10,833 respectively, indicating a decrease in operating expenses of $10,296. This was due almost entirely to decreased wages and benefits. We did not acquire any mineral property in the first three months of 2010.

The earnings per share (fully diluted -- weighted average) was a net loss of $0.00 for the three month period ended March 31, 2010.

Liquidity and Capital Resources
-------------------------------

For the three month period ended March 31, 2010, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $10,450. For the three month period ended March 31, 2009, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $480. For the period from inception to March 31, 2010, net cash used in operating activities, consisting mostly of loss from operations was $2,263,737.

For the period from inception to March 31, 2010, net cash resulting from financing activities was in the amount of $2,317,411.

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

Future Financings
-----------------

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

Off Balance Sheet Arrangements
------------------------------

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies
-------------------------

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2009. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We have developed a new plan of operation for 2010. In addition to continuing to seek financing to develop our mineral properties in the Athabasca region of Canada, we also have developed a new line of business. The Company intends to provide management and business development consultation to emerging growth companies in a wide variety of fields including uranium mining, gold and silver mining, coal mining, clean coal technology, environmentally friendly resource extraction, green energy technologies as well as other businesses that may be interested in the Company's services.

We are currently actively seeking to develop this line of business and we believe that there is a good chance that the Company will develop revenues from this new line of business in 2010, though such revenues cannot be assured and the Company has very limited visibility at this time to anticipate the extent of any such revenues.

We do not intend to conduct any significant mineral exploration activities on our properties in 2010 unless we are able to obtain sufficient financing. We continue to seek geological advice and work on developing possible partnerships for the development of these properties. If we received funding, which is not certain, we would then intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner. We are now ready to commence ground geophysics and drilling. Management wishes to continue negotiations started in 2008 with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.

Vanguard Minerals Corporation's short-term prospects are challenging considering our lack of financial resources to fully develop our mineral properties and considering that we have not yet derived any revenues from our new line of business. However, should we be able to develop revenue from our new line of business or secure financing to develop our mineral properties, our prospects might improve considerably. If we do secure additional financing to continue to exploit our mineral properties, revenue from the sale of mineral products from our properties may still remain several years away.

Cash requirements

Our current cash requirements are very low. Our chief executive officer, James Price and our chief financial officer, Vladimir Fedyunin, continue to serve without a salary. Mr. Price currently hosts our operations in his offices in San Diego, California without charge. Mr. Price has also been conducting activities in our new line of business related to business development and management consulting at minimal expense to the Company. Nevertheless, without continued infusions of cash from management or securing additional financing or revenues from our new line of business, we will not have enough cash to continue our operations.

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

Plant and equipment

We currently have offices in San Diego provided by our chief executive officer, James Price, at no cost. We anticipate expanding our office within the next 6-12 months, especially in our new line of business related to management consulting and business development.

Employees

We have two employees currently, President and Chief Executive Officer James Price and Chief Financial Officer, Vladimir Fedyunin. We have several consultants engaged in our mineral exploration activities, although none are currently active due to our lack of funding. We intend to hire additional exploration and geological consultants over the next 120-180 days, if we receive funding. We also intend to hire additional staff to develop the Company's new line of business related to management consulting and business development, as revenues from that operation permit.

The Company's executive offices are currently located in San Diego, California. The company's telephone number is (858)525-5695.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's reporting currency is the US Dollar. We do undertake drilling, mining exploration and other expenses related to our Canadian mining properties which must be paid in Canadian dollars and are subject to cost variations based in currency rate fluctuations.

Fair Value of Financial Instruments. The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2009. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

The material weakness identified in our amended annual report on Form 10-K for the year ended December 31, 2009 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Item 1A. RISK FACTORS.

There are certain additional risk factors that have been added to our business in addition to those that appear on our report on Form 10K for the period ending December 31, 2009. Those factors are listed below:

We are utterly dependent on our Chief Executive Officer, James Price.

As our current cash requirements, office space, the management of any prospective mineral development and the development and execution of our new line of business in management consulting and business development services are entirely dependent on the voluntary, currently uncompensated efforts of our Chief Executive Officer, James Price. If Mr. Price were to discontinue his efforts on our behalf or refuse to continue to serve without compensation, refuse to provide us with additional cash or refuse to provide us with office space without charge, we would fail.

We are under the control of our Chief Executive Officer, James Price

As our current Chief Executive Officer, James Price, is our sole director and controls 59.1% of our issued and outstanding stock. Mr. Price is therefore able to exert nearly complete and total control of our business, affairs, potential transactions, sale or disposition of assets, entering into contracts or acquisitions. Mr. Price may engage, and has engaged, in related-party transactions with the Company and there can be no assurance that these transactions will be fair to us or our shareholders. Mr. Price, because he can also increase our authorized shares and cause our shares to be issued, may be able to cause substantial dilution to our current shareholders without obtaining their consent.

We have no experience at our new line of business, management consulting and business development, and we could fail to derive any revenue therefrom

Our company has no experience in management consulting or business development. Although our Chief Executive Officer, James Price, does have some limited experience in these areas, there can be no assurance that we will be successful in this new line of business or ever derive any revenue there from.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period, the registrant filed on form Pre-14C a notification that it intended to seek consent of its shareholders to amend its articles of incorporation to change its name and to increase the number of authorized shares. However, this matter was not in fact submitted to the shareholders for a vote during the period.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS


Exhibits     Document Description


31.1     Certification   of  Chief  Executive  Officer  pursuant  to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

31.2     Certification   of  Chief  Executive  Officer  pursuant  to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.1     Certification  of  Chief  Executive  Officer   pursuant  to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.2     Certification  of  Chief  Executive  Officer   pursuant  to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Vanguard Minerals Corporation




DATE: May 17, 2010                /s/ James Price
                                  -------------------------
                                  James Price
                                  President and CEO

                                  By: /s/ Vladimir Fedyunin
                                  -------------------------
                                  Vladimir Fedyunin
                                  Principal Financial and
                                  Accounting Officer

--------------------------------------------------------------------------------