Form 10-Q
period 2010-06-30
Vanguard Minerals CORP
filed 2010-08-20
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        000-51640

VANGUARD MINERALS COPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

402 WEST BROADWAY SUITE 2800 SAN DIEGO, CA	92101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	858-525-5695

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
[  ] Yes  [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 19, 2010, the Company had 1,593,832 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

The following  financial statements of Vanguard Minerals Corporation (the “Company”)  are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);

(b)	Statements of operations for the three and six month periods ended June 30, 2010 and 2009 and for the period from August 25, 2003 (inception) to June 30, 2010 (unaudited);
(c)	Statements of stockholders’ deficiency for the period from August 25, 2003 (inception) to June 30, 2010 (unaudited);

(d)	Statements of cash flows for the six months ended June 30, 2010 and 2009 and for the period from August 25, 2003 (inception) to June 30, 2010 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2010

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2010

Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009 (Audited)	F-1

Statements of Operations (Unaudited) for the three and six months ended June 30, 2010 and 2009 and the period from August 25, 2003 (Inception) to June 30, 2010	F-2

Statement of Stockholders’ Equity (Deficit) as of June 30, 2010 (Unaudited)	F-3

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009 and the period from August 25, 2003 (Inception) to June 30, 2010	F-4

Notes to Financial Statements	F-5–F-10

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$108
Accounts receivable-trade	8,000	-
Accounts receivable-related parties	50,000	-
Prepaid expenses	-	2,000
Total Current Assets	58,000	2,108

Other Assets
Investments	1,875,000	-

Total Assets	$1,933,000	$2,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$172,872	$178,001
Due to related parties	28,151	17,737
Total Liabilities	201,023	195,738

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,593,832 shares issued and outstanding (December 31, 2009- 283,473 shares issued and outstanding)	1,594	84,598
Additional paid-in capital	6,952,618	4,994,614
Stock warrants	234,360	234,360
Deficit accumulated during the exploration stage	(5,456,595)	(5,507,202)
Total Stockholders’ Equity (Deficit)	1,731,977	(193,630)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,933,000	$2,108

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2010

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009 (restated)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009 (restated)	Period from August 25, 2003 (Inception) to June 30, 2010

REVENUES	$58,000	$-	$58,000	$-	$58,000

OPERATING EXPENSES
General and administrative	6,856	8,561	7,194	8,620	425,919
Exploration costs	-	-	-	-	3,839,954
Wages and benefits	-	10,774	-	21,548	185,526
Product development	-	-	-	-	270,086
Rent and Utilities	-	2,332	199	2,332	67,739
Depreciation	-	-	-	-	8,578
TOTAL OPERATING EXPENSES	6,856	21,667	7,393	32,500	4,797,802

INCOME (LOSS) FROM OPERATIONS	51,144	(21,667)	50,607	(32,500)	(4,739,802)

OTHER INCOME (EXPENSE)	-	(37,958)	-	(34,928)	(716,793)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	51,144	(59,625)	50,607	(67,428)	(5,456,595)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$51,144	$(59,625)	$50,607	$(67,428)	$(5,456,595)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.03	$(0.22)	$0.06	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 stock split	1,552,165	268,499	916,999	268,499

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
AS OF JUNE 30, 2010
	Common Stock		Additional Paid in	Stock Subscriptions		Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Warrants	Stage	(Deficit)

Balance, December 31, 2008	283,473	$84,598	$4,994,614	$-	$234,360	$(5,448,202)	$(134,630)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(59,000)	(59,000)

Balance, December 31, 2009	283,473	84,598	4,994,614	-	234,360	(5,507,202)	(193,630)

Cancellation of shares set aside for share subscription	(1,641)	(49)	(224,351)	224,400	-	-	-

Effect of 300:1 reverse stock split	-	(84,267)	84,267	-	-	-	-

Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000	-	-	-	1,500,000

Issuance of common stock for common stock of Genesis Venture Fund India, I, LP	125,000	125	374,875	-	-	-	375,000

Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)	-	-	-

Net income for the six months ended June 30, 2010	-	-	-	-	-	50,607	50,607

Balance, June 30, 2010	1,593,832	$1,594	$6,952,618	$-	$234,360	$(5,456,595)	$1,731,977

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2010

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009 (restated)	Period from August 25, 2003 (Inception) to June 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$50,607	$(67,428)	$(5,456,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	8,578
Common stock issued for mineral property costs	-	-	2,352,500
Loss on disposal of property and equipment	-	-	17,524
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree technology	-	-	46,200
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	2,000	-	-
(Increase) decrease in accounts receivable	(58,000)		(58,000)
Increase (decrease) in accounts payable & accrued expenses	(5,129)	63,883	172,872
Cash flows used in operating activities	(10,522)	(3,545)	(2,263,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(27,128)
Proceeds from disposal of property and equipment	-	-	1,026
Instant Wirefree technology	-	-	(27,500)
Cash flows used in investing activities	-	-	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	10,414	-	28,151
Proceeds from issuance of common stock	-	-	2,076,000
Proceeds from promissory notes	-	-	213,260
Cash flows provided by financing activities	10,414	-	2,317,411

NET INCREASE (DECREASE) IN CASH	(108)	(3,545)	-
Cash, beginning of the period	108	3,707	-
Cash, end of the period	$-	$162	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,600
Shares issued to acquire share investments	$1,875,000	$-	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company would also seek to grow by providing specialized consulting services to established and emerging growth companies in a wide range of industries, from mineral exploration, to green and renewable energy industries, to any other industry in which Vanguard management’s experience and expertise at providing consulting services that create value.

The Company has not generated any significant revenues to date from its mineral exploration and consulting efforts, and in accordance with SFAS #7 (ASC 915-10) is considered to be an Exploration Stage Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The company has a fiscal year end of December 31.

Basis of Presentation
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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

All mineral properties have been fully impaired.

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

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

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

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees during the three and six month periods ended June 30, 2010 and 2009. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – INVESTMENTS

It is the Company’s policy to record its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. At June 30, 2010, all investments were under 15 percent and have been recorded at cost.

The Company made the following investments during the period ended June 30, 2010:

On April 23, 2010, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc. a Nevada Corporation.  In consideration, the Company issued 1,000,000 shares of common stock valued at $1.50 per share. The PEI Worldwide Holdings investment has been valued at $1,500,000.

On June 16, 2010, the Company issued 125,000 shares of common stock valued at $3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India, I, LP, a Delaware Limited partnership. The Genesis Venture Fund India investment has been valued at $375,000.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Professional fees	$6,270	$1 ,000
Wages	18,152	18,152
Total accrued expenses	$24,422	$19,152

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a loan balance owing of $28,151 and $17,737 to a related party as of June 30, 2010 and December 31, 2009, respectively. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

During the period ending June 30, 2010, the Company provided consulting services totaling $ 50,000 to an entity affiliated with our CEO. As of June 30, 2010, the amounts receivable from this entity was $50,000.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the year ended December 31, 2008, the Company allocated 492,336 shares of common stock for $224,400 in connection with a share subscription.  During the period ended June 30, 2010, the company issued 187,000 shares of common stock in connection with this share subscription.

Effective April 16, 2010, the board of directors of the Company adopted a resolution to effect a 300 to 1 reverse share split.  As a result the authorized share capital of the company has been decreased to 1,666,666 shares of common stock with par value of $0.001 per share. On May 10, 2010, the board of directors adopted a resolution to increase the authorized share capital of the company to 500,000,000 shares of common stock with a par value of $ 0.001 per share. All share and per share data has been adjusted to reflect such stock split.

On April 23, 2010, the Company issued 1,000,000 shares of common stock valued at $1.50 per share.  In consideration, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc., a Nevada Corporation.

On June 16, 2010, the Company issued 125,000 shares of common stock valued at $3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India, I, LP, a Delaware Limited partnership.

      As of June 30, 2010, all outstanding warrants had expired and there were no options outstanding.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – INCOME TAXES

For the period ended June 30, 2010, the tax liability was eliminated by available net operating loss carry-forwards. The remaining net operating loss carry-forward has been reduced and the net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,457,000 at June 30, 2010, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following:

	June 30, 2010	June 30, 2009
Current operations	$(17,205)	$22,925
Less: utilization of net loss carryover	17,205	(22,925)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,855,242	$1,872,400
Less: valuation allowance	(1,855,242)	(1,872,400)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of June 30, 2010. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of June 30, 2010.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at June 30, 2009 to correct errors in its accounting. Property and equipment were disposed of with a net book value of $8,824 as of December 31, 2008. Correspondingly, depreciation expense was reduced by $1,847 and $3,694 for the three and six months ended June 30, 2009, respectively.

The statements of operations for the three and six months ended June 30, 2009 have been restated to reflect the changes in depreciation expense.

The following are the before and after balances as restated:

Statement of Operations, 3 months ended June 30, 2009

Operating Expenses	Before	$23,514
	After	$21,667
Loss from Operations	Before	$(23,514)
	After	$(21,667)
Net Loss	Before	$(61,472)
	After	$(59,625)

Statement of Operations, 6 months ended June 30, 2009

Operating Expenses	Before	$36,194
	After	$32,500
Loss from Operations	Before	$(36,194)
	After	$(32,500)
Net Loss	Before	$(71,122)
	After	$(67,428)

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2010 through August 19, 2010, the date the financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On June 16, 2010, the Vanguard Minerals Corporation, the registrant, entered into a Strategic Business Development Agreement ("Agreement") with Genesis Venture Fund India I, LP, a Delaware limited partnership ("Genesis").  The Agreement provides that Vanguard will furnish business development services and strategic management consulting services to Genesis over a period of 24 months.  The Agreement provides payment of up to $250,000 in cash by Genesis to Vanguard for the consulting services based on the milestones contained in the Agreement.  In addition, under the Agreement, Vanguard will issue 125,000 shares of its common stock to Genesis in exchange for 15% of the limited partnership interests of Genesis.

Vanguard President, CEO and Sole Director, James Price , who is the controlling shareholder of Vanguard is also the Managing Director of Genesis and owns 20% of the limited partnership interests in Genesis.  Mr. Price exercises control of both entities and there can be no assurance that the terms of the transaction are fair to the shareholders of Vanguard or the limited partnership interest holders of Genesis or that the terms are reflective of the terms of a similar transaction between unrelated parties.  There are significant contingencies required for Vanguard to meet the milestone requirements under the Agreement and receive up to the $250,000 cash milestone payments and there can be no assurance that such payments will ever occur.  Please see the Agreement, which is attached hereto as an exhibit which were filed on the Registrant's Form 8K on June 17, 2010 for the complete terms and conditions.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We have incurred an accumulated net loss of $5,456,595 for the period from inception to June 30, 2010. We have had $58,000 in revenues from operations since our inception.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,456,595 for the period from inception to June 30, 2010.

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

Cash and Working Capital

The Company's cash balance as of June 30, 2010 was $0, as compared to the cash balance of $108 as of December 31, 2009.

Periods Ending June 30, 2010 and June 30, 2009

Operating expenses for the six month period ended June 30, 2010 and June 30, 2009 totalled $7,393and $32,500 respectively and from inception to the period ended June 30, 2010 totalled $4,797,802. The company experienced net earnings (loss) of $50,607, ($67,428) and ($5,456,595) for the six month periods ended June 30, 2010, June 30, 2009 and from inception to period ended June 30, 2010, respectively, against $58,000 in total revenues to date from operations. The major expenses during this three month period were for general administrative.  Operating expenses for three month periods ending June 30, 2010 and 2009 were $6,856 and $21,667 respectively, indicating a decrease in operating expenses of $14,811.  This was due almost entirely to decreased wages and benefits.  We did not acquire any mineral property in the first six months of 2010, but we did engage in several consulting agreements.

The earnings per share (fully diluted -- weighted average) was $0.03 for the three month period ended June 30, 2010.

Liquidity and Capital Resources

For the three month period ended June 30, 2010, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $10,522. For the three month period ended June 30, 2009, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $3,545. For the period from inception to June 30, 2010, net cash used in operating activities, consisting mostly of loss from operations was $2,263,809.

For the period from inception to June 30, 2010, net cash resulting from financing activities was in the amount of $2,317,411.

Our capital resources have been limited. We currently do not, and have not yet determined when we will, generate revenue for our mining and mineral exploration activities, and to date have relied on the sale of equity and related party loans for cash required for our exploration activities and the efforts of our chief executive officer for consulting agreements. The company has no external sources of liquidity in the form of credit lines from banks. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. If we do not secure additional financing in the future we may consider bringing in a joint venture partner to provide the required funding. We have not, however, undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner to exploit our mineral resources or continue to find consulting clients.

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

We are currently actively seeking to develop this line of business and we believe that there is a good chance that the Company will develop revenues from this new line of business in 2010, though such revenues cannot be assured and the Company has very limited visibility at this time to anticipate the extent of any such revenues.  To date, we have generated $58,000 in revenues from this line of business.

We do not intend to conduct any significant mineral exploration activities on our properties in 2010 unless we are able  to obtain sufficient financing.  We continue to seek geological advice and work on developing possible partnerships for the development of these properties.  If we received funding, which is not certain, we would then intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management wishes to continue negotiations started in 2008 with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.  We intend to develop our management consulting business and to expand it with additional consulting clients throughout the year.

Vanguard Minerals Corporation’s short-term prospects are challenging considering our lack of financial resources to fully develop our mineral properties and considering that we have not yet derived significant revenues from our new line of business.  However, should we be able to develop revenue from our new line of business or secure financing to develop our mineral properties, our prospects might improve considerably.  If we do secure additional financing to continue to exploit our  mineral properties, revenue from the sale of mineral products from our properties may still remain several years away.

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

The Company’s executive offices are currently located in San Diego, California. The company’s telephone number is (858)525-5695.

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

On June 16, 2010, the Vanguard Minerals Corporation, the registrant, entered into a Strategic Business Development Agreement ("Agreement")  with Genesis Venture Fund India I, LP, a Delaware limited partnership ("Genesis").  The Agreement provides that Vanguard will furnish business development services and strategic management consulting services to Genesis over a period of 24 months.  The Agreement provides payment of up to $250,000 in cash by Genesis to Vanguard for the consulting services based on the milestones contained in the Agreement.  In addition, under the Agreement,

Vanguard will issue 125,000 shares of its common stock to Genesis in exchange for 15% of the limited partnership interests of Genesis.

Vanguard President, CEO  and Sole Director, James Price , who is the controlling shareholder of Vanguard is also the Managing Director of Genesis and owns 20% of the limited partnership interests in Genesis.  Mr. Price exercises control of both entities and there can be no assurance that the terms of the transaction are fair to the shareholders of Vanguard or the limited partnership interest holders of Genesis or that the terms are reflective of the terms of a similar transaction between unrelated parties.  There are significant contingencies required for Vanguard to meet the milestone requirements under the Agreement and receive up to the $250,000 cash milestone payments and there can be no assurance that such payments will ever occur.  Please see the Agreement, which is attached hereto as an exhibit which were filed on the Registrant's Form 8K on June 17, 2010 for the complete terms and conditions.

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

On May 10, 2010, by written consent of a majority of the shareholders of Vanguard, the majority shareholder of Vanguard, Mr. James Price, voting 59.1% of the issued and outstanding shares of the Company approved proposals to change the name of the Company to Vanguard Management Corporation and to increase the authorized common stock of Vanguard from 1,666,666 to 500,000,000, as discussed further in the company's information statement as filed with the Securities and Exchange Commission on August 3, 2010.   Both actions will become effective upon the filing of Amendments to the Articles of Incorporation with the Secretary of State of Nevada.  These amendments have not yet been filed because the Registrant has failed to yet file a definitive information statement with the Securities and Exchange Commission regarding these amendments and to allow thereafter for mailing and notice.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibits	Document Description

31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Vanguard Minerals Corporation

DATE: August 20, 2010	By:	/s/ James Price
James Price
President and CEO

	By:	/s/ VladimirFedyunin
Vladimir Fedyunin
Principal Financial and Accounting Officer