Form 10-Q
period 2010-09-30
Vanguard Minerals CORP
filed 2010-11-22
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 18, 2010, the Company had 1,468,832 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of September 30, 2010 (unaudited) and December 31, 2009;

(b)	Statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and for the period from August 25, 2003 (inception) to September 30, 2010 (unaudited);
(c)	Statements of stockholders’ deficiency for the period from August 25, 2003 (inception) to September 30, 2010 (unaudited);

(d)	Statements of cash flows for the nine months ended September 30, 2010 and 2009 and for the period from August 25, 2003 (inception) to September 30, 2010 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,939	$108
Prepaid expenses	-	2,000
Total Current Assets	1,939	2,108

Advances receivable-related party	30,000	-

Investment in securities	1,500,000	-

Total Assets	$1,531,939	$2,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$174,359	$178,001
Due to related parties	28,151	17,737
Total Liabilities	202,510	195,738

Stockholders’ Equity (deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,468,832 shares issued and outstanding (December 31, 2009- 85,042,002 shares issued and outstanding)	1,469	84,598
Additional paid-in capital	6,577,743	4,994,614
Warrants	234,360	234,360
Deficit accumulated during the exploration stage	(5,484,143)	(5,507,202)
Total Stockholders’ Equity (Deficit)	1,329,429	(193,630)

Total Liabilities and Stockholders' Equity (Deficit)	$1,531,939	$2,108

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2010
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009 (restated)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009 (restated)	Period from August 25, 2003 (Inception) To September 30, 2010

REVENUES – Note 3	$61,500	$-	$119,500	$-	$119,500

OPERATING EXPENSES
General and administrative	69,181	506	76,375	9,127	495,100
Exploration costs	-	-	-	-	3,839,954
Wages and benefits	-	-	-	21,548	185,526
Product development	-	-	-	-	270,086
Rent and Utilities	19,867	1,034	20,066	3,366	87,606
Depreciation	-	-	-	-	8,578
TOTAL OPERATING EXPENSES	89,247	1,540	96,441	34,041	4,886,850

INCOME (LOSS) FROM OPERATIONS	(27,747)	(1,540)	23,059	(34,041)	(4,767,350)

OTHER INCOME (EXPENSE)	-	(5,294)	-	(40,222)	(716,793)

INCOME (LOSS) BEFORE INCOME TAXES	(27,747)	(6,834)	23,059	(74,263)	(5,484,143)

PROVISION FOR INCOME TAXES	-		-		-

NET INCOME (LOSS)	$(27,747)	$(6,834)	$23,059	$(74,263)	$5,484,143)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.02)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 share rollback	1,593,832	268,499	1,142,617	268,499

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF SEPTEMBER 30, 2010
(unaudited)

	Common Stock		Additional			Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Subscriptions	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596		$234,360	$(2,698,368)	$804
Correction of an accounting error	2,000,000	2,000	(2,000)		-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596		234,360	(2,757,372)	(58,200)
Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667		-	-	70,000
Issuance of common stock for cash @ $0.46 per share	492,336	49	224,351	-	-		224,400
Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000		-	-	2,320,000
Net loss for the year ended December 31, 2008	-	-	-			(2,690,830)	(2,690,830)

Balance, December 31, 2008	85,042,002	84,598	4,994,614		234,360	(5,448,202)	(134,630)
Net loss for the year ended December 31, 2009	-	-	-		-	(59,000)	(59,000)

Balance, December 31, 2009	85,042,002	84,598	4,994,614	-	234,360	(5,507,202)	$(193,630)
Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400			-
Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267				-
Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000				1,500,000
Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875				375,000
Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)
Recission of shares issued	(125,000)	(125)	(374,875)				(375,000)
Net income (loss) for the period ended September 30, 2010	-	-	-		-	23,059	23,059

Balance, September 30, 2010	1,468,832	$1,469	$6,577,743	-	$234,360	$(5,484,143)	$1,329,429

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2010
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009		Period from August 25, 2003 (Inception) to September 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$23,059		$(74,263)		$(5,484,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-		8,578
Common stock issued for mineral property costs	-		-		2,352,500
Loss on disposal of property and equipment	-		-		17,524
Fair value discount on private placement	-		-		653,112
Impairment of Instant Wirefree technology	-		-		46,200
(Increase) decrease in prepaid expenses	2,000		-		-
Increase (decrease) in accounts payable & accrued expenses	(3,642)		70,684		174,359
Cash flows provided by (used in) operating activities	21,417		(3,579)		(2,231,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-		(27,128)
Proceeds from disposal of property and equipment					1,026
Loans receivable	(30,000)				(30,000)
Instant Wirefree technology	-		-		(27,500)
Cash flows used in investing activities	(30,000)		-		(83,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	10,414		-		28,151
Proceeds from issuance of common stock	-		-		2,076,000
Proceeds from promissory notes	-		-		213,260
Cash flows provided by financing activities	10,414		-		2,317,411

NET INCREASE (DECREASE) IN CASH	1,831		(3,579)		1,939
Cash, beginning of the period	108		3,707		-
Cash ( bank overdraft), end of the period	$1,939		$128		$1,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$
Income taxes paid	$-		$-		$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$			$18,700
Shares issued to settle debt	$-		$-		$213,600
Shares issued to acquire share investments	$1,875,000 ,000		$-		$1,875,000

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – NATURE OF OPERATIONS

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

The results of operations for the three and nine months ended September 30, 2010 are not indicative of the results that may be expected for the full year.

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of September 30, 2010, management evaluated subsequent events through November 19, 2010, the date that such financial statements were issued..

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a balance owing of $28,151 to a related party. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

The Company has a balance receivable of $30,000 from a related company. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

During the period ending September 30, 2010, the Company provided consulting services totaling $ 58,000 to entities in which our sole director is a shareholder. As of September 30, 2010, the amounts receivable from these entities was $ nil.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2008, the Company allocated 492,336 shares of common stock for $224,400 in connection with a share subscription.  During the period ended September 30, 2010, the company issued 187,000 shares of common stock in connection with this share subscription.

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

On April 23, 2010, the Company issued 1,000,000 shares of common stock at a deemed price of $ 1.50 per share.  In consideration, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc., a Nevada Corporation. On September 21, 2010, Vanguard signed an agreement with PEI that it would attempt to liquidate or sell its shares in PEI to a third party buyer and that if it was unable to do so in a 90 day period, the transaction would be rescinded and Vanguard would return the shares to PEI.

On June 16, 2010, the Company issued 125,000 shares of common stock at a deemed price of $ 3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India, I, LP., a Delaware Limited partnership.  The sole director of the Company is the managing director of Genesis and owns a 20% interest. In August 2010, this agreement was rescinded and the shares were subsequently cancelled.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

September 30, 2010
Federal income tax benefit attributable to:
Current operations	$7,840
Less: utilization of net loss carryover	(7,840)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,864,600
Less: valuation allowance	(1,864,600)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of September 30, 2010.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2010 through November 19, 2010, the date the financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

In September, 2007, we changed our name to Vanguard Minerals Corporation to reflect our renewed commitment to our traditional core business of mineral exploration.  In November 2007, the Company entered into an agreement with Coastal Uranium Holdings Ltd. to acquire its right and option to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  The option was acquired through payment of $57,585 in cash as well as 2,000,000 common shares of the Company.  On April 6, 2008, we entered into another agreement with Coastal Uranium Holdings Ltd., whereby we acquired a 50% undivided right, title and interest to the mineral claim numbered S-110476 in the Athabasca region of Canada in exchange for $250,000 CAD ($248,508 USD) and 4,000,000 common shares of Vanguard Minerals corporation.  In addition, we have agreed to take on the financial responsibility of Coastal to fund development of the mineral property that is the subject of claim S-110476.

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

Vanguard President, CEO and Sole Director, James Price, who is the controlling shareholder of Vanguard is also the Managing Director of Genesis and owns 20% of the limited partnership interests in Genesis.  Mr. Price exercises control of both entities and there can be no assurance that the terms of the transaction are fair to the shareholders of Vanguard or the limited partnership interest holders of Genesis or that the terms are reflective of the terms of a similar transaction between unrelated parties.  There are significant contingencies required for Vanguard to meet the milestone requirements under the Agreement and receive up to the $250,000 cash milestone payments and there can be no assurance that such payments will ever occur.

On September 21, 2010, Vanguard Minerals Corporation (the "Registrant") rescinded its transaction with Genesis Venture Fund India I, LP.  Under the terms of the transaction entered into on June 16, 2010, Vanguard Minerals Corporation, the registrant, entered into a Strategic Business Development Agreement ("Agreement") with Genesis Venture Fund India I, LP, a Delaware limited partnership ("Genesis").  The Agreement provided that Vanguard will furnish business development services and strategic management consulting services to Genesis over a period of 24 months.  The Agreement provided payment of up to $250,000 in cash by Genesis to Vanguard for the consulting services based on the milestones contained in the Agreement.  In addition, under the Agreement, Vanguard would have issued 125,000 shares of its common stock to Genesis in exchange for 15% of the limited partnership interests of Genesis.

The rescission means that Vanguard will not be providing any consulting services to Genesis and that Genesis will return within 30 days the 125,000 shares of Vanguard stock issued to it under the Agreement.  Vanguard has returned the membership interests to Genesis and Genesis has returned the 125,000 shares of Vanguard stock to Vanguard and there is no ongoing relationship between Vanguard and Genesis.

The sole securities that Vanguard currently owns in another company are the 1,000,000 shares of PEI Worldwide Holdings, Inc.  As of September 21, 2010, Vanguard signed an Agreement with CEO James Price and other shareholders indicating that the Company would attempt to sell or liquidate its shares to a third party buyer and that if it was unable to do so within a period of 90 days, Mr. Price and the other purchasers would agree to rescind the PEI purchase transaction and return the 1,000,000 shares of Vanguard issued in that transaction.

Out of concern for possible regulatory issues related to Vanguard's acceptance of stock for its management consulting services, Vanguard has made changes to the way that it conducts business.  As of September 21, 2010, Vanguard has notified its clients that it will not be accepting any stock or options in any of its clients as consideration.  Vanguard will only be providing services for cash compensation.

As of September 21, 2010, Vanguard has closed its incubation division, Greenzone Ventures and would be involved in the alternative energy sector only in as much as it would provide management consulting services in that sector for cash.  The division had not yet entered into any contracts or incubated or otherwise conducted business under the planned Greenzone model.

Vanguard has also rescinded its consulting agreement with Go Healthy, Inc. effective September 21, 2010 and will only be providing consulting services to Go Healthy on a fee-for-services basis.

Previously, Vanguard had been retained by Whole In One Products, Inc., to provide strategic management and business consulting services.  Vanguard's compensation for such services consists of a royalty fee of 15% of Whole In One's gross sales and a 15% equity interest in the company.  Vanguard has not yet begun providing services under this agreement and has not yet received the equity interest nor has it received any royalties.  It is anticipated that Vanguard would begin receiving such royalties and would be issued the equity in the 3rd calendar quarter of 2010.  Whole In One Products is a client of Aero Financial.   Our CEO James Price is also a shareholder of Whole In One.

On September, 21, 2010, we amended our agreement with Whole In One Products to provide that we would not receive any equity interest in the company.  Instead, we will receive a cash bonus payment of $100,000 if Whole In One reaches $2,000,000 in gross sales of its products by June 30, 2011.

Vanguard provides strategic management consulting on a fee-for-services basis.  It does not accept stock or stock options or other securities of its clients for payment.  Vanguard provides management consulting services to emerging growth companies.  Vanguard intends to grow its management consulting business primarily by assisting companies with their domestic and international expansion plans, marketing and sales efforts.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We have incurred an accumulated net loss of $5,484,143 for the period from inception to September 30, 2010. We have had $119,500 in revenues from operations since our inception.

In April, 2010, the Company initiated a new line of business to provide management and business development consultation to emerging growth companies in a wide variety of fields.  Although the Company initially accepted stock in client companies in lieu of all or a portion of the Company’s management consulting fees, it now provides such services on a cash only, fee-for-services basis.

The Company is currently seeking financing for the development of its mineral property interests and for the development of its new line of management and business development consultation.  The Company has no present plans to acquire any plant, property of equipment during the next 12 months, but these plans may change as the financing environment in the capital markets continues to improve.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,484,143 for the period from inception to September 30, 2010.

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

Cash and Working Capital

The Company's cash balance as of September 30, 2010 was $1,939, as compared to the cash balance of $108 as of December 31, 2009.

Periods Ending September 30, 2010 and September 30, 2009

Operating expenses for the nine month period ended September 30, 2010 and September 30, 2009 totalled $96,441and $34,041 respectively and from inception to the period ended September 30, 2010 totalled $4,886,850. The company experienced net earnings (loss) of $23,059, ($74,263) and ($5,484,143) for the nine month periods ended September 30, 2010, September 30, 2009 and from inception to period ended September 30, 2010, respectively, against $119,500 in total revenues to date from operations. The major expenses during this three month period were for general administrative costs.  Operating expenses for three month periods ending September 30, 2010 and 2009 were $89,247 and $1,540 respectively, indicating an increase in operating expenses of $87,707.  This was due almost entirely to increased general and administrative expenses.  We did not acquire any mineral property in the first six months of 2010, but we did engage in several consulting agreements.

The earnings per share (fully diluted -- weighted average) was $0.02 for the three month period ended September 30, 2010.

Liquidity and Capital Resources

For the nine month period ended September 30, 2010, net cash earned in operating activities, consisting mostly of net earnings, was $21,417. For the nine month period ended September 30, 2009, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $3,579. For the period from inception to September 30, 2010, net cash used in operating activities, consisting mostly of loss from operations was $2,231,870.

For the period from inception to September 30, 2010, net cash resulting from financing activities was in the amount of $2,317,411.

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

Plan of Operation

We have developed a new plan of operation for 2010.  In addition to continuing to seek financing to develop our mineral properties in the Athabasca region of Canada, we also have developed a new line of business.  The Company intends to provide management and business development consultation to emerging growth companies in a wide variety of fields.

We are currently actively seeking to develop this line of business and we believe that there is a good chance that the Company will continue to develop modest revenues from this new line of business in 2010, though continued revenues cannot be assured and the Company has very limited visibility at this time to anticipate the extent of any such revenues.  To date, we have generated $119,500 in revenues from this line of business.

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

Cash requirements

Our current cash requirements are very low.  Our chief executive officer, James Price continues to serve without a salary.  Mr. Price currently hosts our operations in his offices in San Diego, California without charge.  Mr. Price has also been conducting activities in our new line of business related to business development and management consulting at minimal expense to the Company.  Nevertheless, without continued infusions of cash from management or securing additional financing or revenues from our new line of business, we will not have enough cash to continue our operations.

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

Employees

We have one employee currently, President and Chief Executive Officer James Price.  We have several consultants engaged in our mineral exploration activities, although none are currently active due to our lack of funding.  We intend to hire additional exploration and geological consultants over the next 120-180 days, if we receive funding.  We also intend to hire additional staff to develop the Company's new line of business related to management consulting and business development, as revenues from that operation permit.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

The transaction with Genesis was rescinded on September 21, 2010.

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

Item 5.  OTHER INFORMATION

On November 19, 2010, Chief Financial Officer Vladimir Fedyunin resigned.  The Board appointed James Price to serve as its principal financial and accounting officer on November 19, 2010.

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

Vanguard Minerals Corporation

DATE: November 19, 2010	/s/ James Price
James Price
President and CEO
By: /s/ James Price
James Price
Principal Financial and Accounting Officer