Form 10-K
period 2010-12-31
Vanguard Minerals CORP
filed 2011-05-13
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Revenues for the fiscal year ended December 31, 2009 were $0.

As at April 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $438,600.

As of April 30, 2011, the registrant had outstanding 1,469,444 shares of common stock, par value $0.001, of which there is only a single class.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting.  We are actively in the process of interviewing geological firms for our mineral properties and raising funds to develop those properties.  We have previously entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  As yet, we have not been able to fund the development of our mineral projects and have relied on revenue from our management consulting business to sustain us.  We plan to exit this business as soon as we can secure funding for our mineral properties and are not currently soliciting new management consulting clients.

CORPORATE HISTORY AND DEVELOPMENT

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

Vanguard also intends to develop its mineral properties in the Athabasca Region of Canada as soon as it can obtain the necessary funding to complete exploration of the property.

If Vanguard is successful in securing funding for its mineral properties, it intends to exit the management consulting services business and has ceased to actively recruit new management clients.  If, however, funding for the mineral exploration is substantially delayed, the Company may resume the solicitation and performance of management consulting work in order to provide revenue during the period where funding is being sought for the mineral properties and geological firms are being interviewed to assist in the development of the mineral resources.

Our principal executive offices are located at 402 West Broadway, Suite 2800, San Diego, CA 92101. Our phone number is (858)525-5695.

PRINCIPAL PRODUCTS AND SERVICES

We are a development stage mineral exploration company currently engaged in the process of evaluating mineral exploration opportunities and exploring ways to diversify ourselves outside of mining.  We have the capacity to provide management consulting services to small companies, which we have done from time to time as well, although we intend to discontinue these activities if mineral property funding is successful.

PRINCIPAL MARKETS

We intend to compete in the market for mineral exploration and exploitation of mineral resources.  We have not yet determined any other fields we may compete in.

ADVERTISING AND MARKETING

We do not currently market or advertise any products or services, however, we anticipate that we may have to market any mineral products and resources discovered in the course of our mineral exploration activities.  We have not yet determined what other fields, outside of mineral exploration, we may compete in.  We have also marketed our management consulting services, although we are not currently doing so.

COMPETITION

The mineral exploration field is filled with substantial, well-financed, multi-national competitors, although as we have not defined the specific area of mineral exploration in which we would compete, it is difficult for us to indicate the names of the specific competitors in that area.  We have not yet determined what other fields, outside of mineral exploration, we may compete in.  There are many established firms, including huge multinational enterprises an small and medium sized businesses who compete in management consulting.  We do not believe that we can effectively be a competitor in the long-term in management consulting, although we may be able to develop some revenue for the company from these activities on a short-term basis.

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we are not and do not anticipate becoming dependent upon any single or group of major customers.

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

Trademarks

We do not currently have any trademarks in registration, although we have a few marks that we intend to file pending additional funding.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2010, we had 1 full-time employee and 3 part time employees. We  intend to expand our staff over the next twelve months, including additional hires as we identify mineral exploration opportunities and opportunities outside of mineral exploration.

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

GENERAL BUSINESS RISKS

We are a exploration stage company and based on our historical operating losses and negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 402 West Broadway, Suite 2800, San Diego, CA 92101. Our telephone number is (858)525-5695. We are hosted in the offices of our chief executive officer, James Price, free of charge and without a lease, although we have leased space from Mr. Price on a month-to-month basis without a lease agreement in the past and we have sublet space to our clients in the past without a written sublease.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Period
	High	Low

Fiscal year ended 2009
Quarter ended
March 31, 2009	$0.0032	$0.002
June 30, 2009	$0.016	$0.0025
September 30, 2009	$0.01	$0.007
December 31, 2009	$0.019	$0.0024

Fiscal year ended 2010
Quarter ended
March 31, 2010	$3.03	$0.75
June 30, 2010	$4.00	$2.10
September 30, 2010	$3.00	$1.01
December 31, 2010	$0.20	$0.11

*	Our common shares began trading on the OTC Bulletin Board on May, 25, 2006; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of April 30, 2011, there were approximately 48 holders of record of our common shares.

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

In November 2007, the Company issued 196,333 shares of the common stock of the company pursuant to a private placement for $ 58,900.  The company at the same time issued 196,333 stock purchase warrants with an exercise price of $ .40 per share.  All of the warrants are exercisable immediately through November 16, 2009, were issued without additional consideration and as at December 31, 2007 were outstanding.

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

We also agreed to rescind our transaction regarding the purchase of PEI shares provided that a third party buyer for the shares could not be found.  There was originally a deadline for this rescission of December, 2010 but this has been extended until June, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2010 and 2009 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 6 and Note 1 respectively of each of our financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

All mineral properties held at December 31, 2010 have been fully impaired.

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

Foreign currency transactions
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

OVERVIEW

We are a development stage mineral exploration company.  We currently possess certain rights to mineral claims in the Athabasca region of Canada.  We anticipate that we will substantially increase development of this property sometime within the 2011 fiscal year if we are able to secure financing to pay for the necessary geological surveys. If we cannot obtain financing to complete development of the properties, we will endeavor to find a development partner or buyer for our mineral properties and will attempt to diversify our operations into as yet unidentified fields.

PLAN OF OPERATION

We anticipate beginning development of the Athabasca mineral property sometime within 2011 or, if funding is unsuccessful, finding a partner or buyer. The specific drilling and exploration program for this property has not yet been developed, but we intend to develop this program and to execute on the program throughout the next twelve months.  We also intend to continue evaluating other mineral properties for development, although there can be no assurance that we will locate any such properties on terms and conditions that would be acceptable to us. Our plans are completely dependent on obtaining additional financing.  As we have no indication currently that we can obtain such financing, we are not certain as to when our plans will actually be implemented.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2010 we had $358 of cash on hand.

Our net loss increased $1,005,101 from $59,000 for the fiscal year ended December 31, 2009 to $1,064,101 for the fiscal year ended December 31, 2010, and our working capital deficit increased $44,101 from a deficit of $193,630 for the fiscal year ended December 31, 2009 to a deficit of $ 237,731or the fiscal year ended December 31, 2010.  This increase in net loss is primarily attributable to charges we have taken for mineral property costs represented by the common shares we have issued for our mineral property rights.

Net cash used in operating activities increased $8,828, from $21,336 for the fiscal year ended December 31, 2009 to $30,164 for the fiscal year ended December 31, 2010.

Net cash provided by financing activities increased $52,263, from $17,737 for the fiscal year ended December 31, 2009 to $30,414 for the fiscal year ended December 31, 2009. Net cash provided by financing activities was attributable to an advance by an officer.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

ITEM 8. FINANCIAL STATEMENTS.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vanguard Minerals Corporation
San Diego, California

We have audited the accompanying balance sheets of Vanguard Minerals Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from August 25, 2003 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Minerals Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and the period from August 25, 2003 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 12, 2011

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$358	$108
Prepaid expenses	-	2,000
Total Current Assets	358	2,108

Investment in securities, net of impairment of $1,020,000	480,000	-

Total Assets	$480,358	$2,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$189,938	$178,001
Due to related parties	48,151	17,737
Total Liabilities	238,089	195,738

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,469,444 shares issued and outstanding (December 31, 2009- 85,042,002 shares issued and outstanding)	1,469	84,598
Additional paid-in capital	6,577,743	4,994,614
Warrants	234,360	234,360
Deficit accumulated during the exploration stage	(6,571,303)	(5,507,202)
Total Stockholders’ Equity (Deficit)	242,269	(193,630)

Total Liabilities and Stockholders' Equity (Deficit)	$480,358	$2,108

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2010
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 25, 2003 (Inception) To December 31, 2010

REVENUES – Note 3	$163,500	$-	$163,500

OPERATING EXPENSES
General and administrative	93,535	44,574	512,260
Exploration costs	-	-	3,839,954
Wages and benefits	-	10,774	185,526
Product development	-	-	270,086
Rent and Utilities	16,066	3,652	83,606
Depreciation	-	-	8,578
TOTAL OPERATING EXPENSES	109,601	59,000	4,900,010

INCOME (LOSS) FROM OPERATIONS	53,899	(59,000)	(4,736,510)
IMPAIRMENT OF INVESTMENT	(1,020,000)	-	(1,020,000)
OTHER INCOME (EXPENSE)	(98,000)	-	(814,793)

INCOME (LOSS) BEFORE INCOME TAXES	(1,064,101)	(59,000)	(6,571,303)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(1,064,101)	$(59,000)	$(6,571,303)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.86)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 share rollback	1,224,171	85,042,002

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2010
	Common Stock		Additional			Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Subscriptions	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596		$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)		-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596		234,360	(2,757,372)	(58,200)

Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667		-	-	70,000
Issuance of common stock for cash @ $0.46 per share	492,336	49	224,351	-	-		224,400
Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000		-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-			(2,690,830)	(2,690,830)

Balance, December 31, 2008	85,042,002	84,598	4,994,614		234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-		-	(59,000)	(59,000)

Balance, December 31, 2009	85,042,002	84,598	4,994,614	-	234,360	(5,507,202)	$(193,630)
Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400			-
Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267				-
Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000				1,500,000
Issuance of fractional common shares	612	-	-				-
Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875				375,000
Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)
Recission of shares issued	(125,000)	(125)	(374,875)				(375,000)
Net income (loss) for the period ended December 31, 2010	-	-	-		-	(1,064,101)	(1,064,101)

Balance, December 31, 2010	1,469,444	$1,469	$6,577,743	-	$234,360	$(6,571,303)	$242,269

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2010
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 25, 2003 (Inception) to December 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(1,064,101)	$(59,000)	$(6,571,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	8,578
Common stock issued for mineral property costs	-	-	2,352,500
Loss on disposal of property and equipment	-	-	17,524
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree technology	-	-	46,200
Impairment of investment in shares	1,020,000		1,020,000
(Increase) decrease in prepaid expenses	2,000	(2,000)	-
Increase (decrease) in accounts payable & accrued expenses	11,937	39,664	189,938
Cash flows used in operating activities	(30,164)	(21,336)	(2,283,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(27,128)
Proceeds from disposal of property and equipment			1,026
Instant Wirefree technology	-	-	(27,500)
Cash flows used in investing activities	-	-	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	30,414	17,737	48,151
Proceeds from issuance of common stock	-	-	2,076,000
Proceeds from promissory notes	-	-	213,260
Cash flows provided by financing activities	30,414	-	2,337,411

NET INCREASE (DECREASE) IN CASH	250	(3,599)	358
Cash, beginning of the period	108	3,707	-
Cash ( bank overdraft), end of the period	$358	$108	$358

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$-	$18,700
Shares issued to settle debt	$-	$-	$213,600
Shares issued to acquire share investments	$1,875,000 ,000	$-	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
DECEMBER 31, 2010

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

All mineral properties held at December 31, 2010 and 2009 have been fully impaired.

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

During the period ended December 31, 2010, the Company received payment for consulting services by way of shares. The Company has recorded the decrease in value of the shares received from the date of receipt to the date of disposition as other income (expense) in the amount of $ 105,902.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2010 or 2009. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

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
DECEMBER 31, 2010

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

The Company has a balance owing of $20,000 to a related company. The loan is unsecured.  Interest of $10,000 was paid on the loan during the year. There are no specific terms of repayment with this loan.

During the period ending December 31, 2010, the Company provided consulting services totaling $58,000 to entities in which our sole director is a shareholder. As of December 31, 2010, the amounts receivable from these entities was $ nil.

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

During the year ended December 31, 2008, the Company allocated 492,336 shares of common stock for $224,400 in connection with a share subscription.  During the period ended December 31, 2010, the company issued 187,000 shares of common stock in connection with this share subscription.

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4 – STOCKHOLDERS’ DEFICIT (Continued)

On June 16, 2010, the Company issued 125,000 shares of common stock at a deemed price of $ 3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India I, LP, a Delaware Limited partnership.  The sole director of the Company is the managing director of Genesis and owns a 20% interest. In August 2010, this agreement was rescinded and the shares were subsequently cancelled.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2010	December 31, 2009
Federal income tax benefit attributable to:
Current operations	$(361,794)	$20,000
Less: valuation allowance	361,794	-
Less: utilization of net loss carryover	-	(20,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	December 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$2,234,243	$1,872,400
Less: valuation allowance	(2,234,243)	(1,872,400)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of December 31, 2010.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the fiscal year ended December 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2010:

Name	Age	Position

James Price	45	President, Chief Executive Officer and Sole Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James Price	2010								0

Vladimir Fedyunin**	2007	$43,500	-	-	-	-	-	-	-
Chief Executive Officer

Vladimir Fedyunin**	2008	$58,248	-	-	-	-	-	-	$58,248
Chief Executive Officer

Vladimir Fedyunin**	2009	$10,774	-	-	-	-	-	-	$10,774
Chief Executive Officer

*	Ivan Bebek resigned as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on May 24, 2006.
**
Jenifer Osterwalder served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director from May 24, 2006, until her resignation on December 29, 2006.

***
Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006. Mr. Fedyunin resigned as President, CEO and a director on February 2, 2010. He resigned as CFO in 2010 also.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2010.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2010, we did not provide any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in these tables provides ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

James Price	860,000	58.5%

(1)	Consists of 860,000 shares of common stock directly owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Included in accounts payable and accrued liabilities listed on our financial statements is $ 17,737 owed to a former officer of the Company, Vladimir Fedyunin.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2009	2010
Audit fees	$9,500	$9,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	4,500
Total	$9,500	$13,500

All audit fees are approved by our board of directors.  Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2008 and until August  9, 2009.  Seale and Beers, CPAs were our independent accountants from August 9, 2009 until September 22, 2009.  Maddox Ungar Silberstein, PLLC have been our independent auditors since September 22, 2009 and are now known as Silberstein Ungar PLLC.  We were billed $ 9,000 by Silberstein and Ungar in 2010 and $8,000 by Silberstein and Ungar and $1,500 by Seale and Beers and nothing by Moore in 2009.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associates , during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $0 and $,0 respectively.

Audit fees billed for professional services rendered by Seale and Beers, CPAs , during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $0 and $1,500 respectively.

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $13,500 and $8,000, respectively

Audit-Related Fees

Audit-related fees billed by Moore & Associates during the fiscal year ended December 31, 2009 and December 31, 2010, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2009 and December 31, 2010, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2008 and December 31, 2010, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore & Associates during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore & Associates during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, for services rendered other than the amounts set forth above.

There were no fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, for services rendered other than the amounts set forth above.

There were no fees billed by Silberstein and Ungar, PLLC during the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2009, for services rendered other than the amounts set forth above.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Vanguard Minerals Corporation dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Vanguard Minerals Corporation as described in definitive Schedule 14C filed August 24, 2007.

3(ii)	By-laws of Vanguard Minerals Corporation dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

31.1	Certification of Vanguard Minerals Corporation Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 13, 2011.

31.2	Certification of Vanguard Minerals Corporation Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 13, 2011.

32.1
Certification of Vanguard Minerals Corporation Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 13, 2011.

32.2
Certification of Vanguard Minerals Corporation Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 13, 2011.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2010
VANGUARD MINERALS CORPORATION

	By:	/s/James Price
James Price
Principal Financial and Accounting Officer

By:	/s/ James Price
James Price President, CEO and Director