Form 10-Q
period 2011-03-31
Vanguard Minerals CORP
filed 2011-05-16
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2011, the Company had 1,469,444 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

The following financial statements of Vanguard Minerals Corporation (the “Company”)  are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of March 31, 2011 and December 31, 2010 (unaudited);

(b)	Statements of operations for the three month periods ended March 31, 2011 and 2010 and for the period from August 25, 2003 (inception) to March 31, 2011 (unaudited);
(c)	Statements of stockholders’ equity (deficit) for the period from August 25, 2003 (inception) to March 31, 2011 (unaudited);

(d)	Statements of cash flows for the three months ended March 31, 2011 and 2010 and for the period from August 25, 2003 (inception) to March 31, 2011 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2011

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$313	$358
Prepaid expenses	-	-
Total Current Assets	313	358

Investment in securities, net of impairment of $ 1,020,000	480,000	480,000
Total Assets	$480,313	$480,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$191,438	$189,938
Due to related parties	48,151	48,151
Total Liabilities	239,589	238,089

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,469,444 shares issued and outstanding (December 31, 2010- 1,469,444 shares issued and outstanding)	1,469	1,469
Additional paid-in capital	6,577,743	6,577,743
Warrants	234,360	234,360
Deficit accumulated during the exploration stage	(6,572,848)	(6,571,303)
Total Stockholders’ Equity (Deficit)	240,724	242,269

Total Liabilities and Stockholders' Equity (Deficit)	$480,313	$480,358

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2011

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from August 25, 2003 (Inception) To March 31, 2011

REVENUES – Note 3	$-	$-	$163,500

OPERATING EXPENSES
General and administrative	1,545	338	513,805
Exploration costs	-	-	3,839,954
Wages and benefits	-	-	185,526
Product development	-	-	270,086
Rent and Utilities	-	199	83,606
Depreciation	-	-	8,578
TOTAL OPERATING EXPENSES	1,545	537	4,901,555

INCOME (LOSS) FROM OPERATIONS	(1,545)	(537)	(4,738,055)
IMPAIRMENT OF INVESTMENT	-		(1,020,000)
OTHER INCOME (EXPENSE)	-	-	(814,793)

INCOME (LOSS) BEFORE INCOME TAXES	(1,545)	(537)	(6,572,848)

PROVISION FOR INCOME TAXES	-		-

NET LOSS	$(1,545)	$(537)	$(6,572,848

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 share rollback	1,469,444	84,549,666

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF MARCH 31, 2011
(unaudited)

	Common Stock		Additional			Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Subscriptions	Warrants	Stage	Equity (Deficit)
Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596		$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)		-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596		234,360	(2,757,372)	(58,200)

Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667		-	-	70,000
Issuance of common stock for cash @ $0.46 per share	492,336	49	224,351	-	-		224,400
Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000		-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-			(2,690,830)	(2,690,830)

Balance, December 31, 2008	85,042,002	84,598	4,994,614		234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-		-	(59,000)	(59,000)

Balance, December 31, 2009	85,042,002	84,598	4,994,614	-	234,360	(5,507,202)	$(193,630)
Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400			-
Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267				-
Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000				1,500,000
Issuance of fractional common shares	612	-	-				-
Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875				375,000
Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)
Recission of shares issued	(125,000)	(125)	(374,875)				(375,000)
Net income (loss) for the period ended December 31, 2010	-	-	-		-	(1,064,101)	(1,064,101)

Balance, December 31, 2010	1,469,444	$1,469	$6,577,743	-	$234,360	$(6,571,303)	$242,269
Net income (loss) for the period ended March 31, 2011	-	-	-		-	(1,545)	(1,545)

Balance, March 31, 2011	1,469,444	$1,469	$6,577,743	-	$234,360	$(6,572,848)	$240,724

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2011

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010		Period from August 25, 2003 (Inception) to March 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(1,545)		$(537)		$(6,572,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-		8,578
Common stock issued for mineral property costs	-		-		2,352,500
Loss on disposal of property and equipment	-		-		17,524
Fair value discount on private placement	-		-		653,112
Impairment of Instant Wirefree technology	-		-		46,200
Impairment of investment in shares	-				1,020,000
(Increase) decrease in prepaid expenses	-		1,500		-
Increase (decrease) in accounts payable & accrued expenses	1,500		(11,413)		191,438
Cash flows used in operating activities	(45)		(10,450)		(2,283,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-		(27,128)
Proceeds from disposal of property and equipment					1,026
Instant Wirefree technology	-		-		(27,500)
Cash flows used in investing activities	-		-		(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-		10,414		48,151
Proceeds from issuance of common stock	-		-		2,076,000
Proceeds from promissory notes	-		-		213,260
Cash flows provided by financing activities	-		10,414		2,337,411

NET INCREASE (DECREASE) IN CASH	(45)		(36)		313
Cash, beginning of the period	358		108		-
Cash ( bank overdraft), end of the period	$313		$72		$313

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$
Income taxes paid	$-		$-		$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$			$18,700
Shares issued to settle debt	$-		$-		$213,600
Shares issued to acquire share investments	$1,875,000 ,000		$-		$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the full year.

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
MARCH 31, 2011

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

All mineral properties held at March 31, 2011 and December 31, 2010 have been fully impaired.

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
MARCH 31, 2011

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
.
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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of March 31, 2011, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

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
MARCH 31, 2011

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

During the period ending December 31, 2010, the Company provided consulting services totaling $58,000 to entities in which our sole director is a shareholder. As of March 31, 2011, the amounts receivable from these entities was $ nil.

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

During the year ended December 31, 2008, the Company allocated 492,336 shares of common stock for $224,400 in connection with a share subscription.  During the period ended March 31, 2011, the company issued 187,000 shares of common stock in connection with this share subscription.

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

On June 16, 2010, the Company issued 125,000 shares of common stock at a deemed price of $ 3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India I LP, a Delaware Limited partnership.  The sole director of the Company is the managing director of Genesis and owns a 20% interest. In August 2010, this agreement was rescinded and the shares were subsequently cancelled.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2011	March 31, 2010
Federal income tax benefit attributable to:
Current operations	$(525)	$20,000
Less: valuation allowance	525	-
Less: utilization of net loss carryover	-	(20,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,234,768	$1,872,400
Less: valuation allowance	(2,234,768)	(1,872,400)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of March 31, 2011.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

The Company is currently seeking financing for the development of its mineral property interests and for the development of its new line of management and business development consultation.  The Company has no present plans to acquire any plant, property of equipment during the next 12 months, but these plans may change as the financing environment in the capital markets continues to improve.  We intend to not go forward with our management consulting services provided we can secure financing for our mineral properties.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $6,572,848 for the period from inception to March 31, 2011.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2011 was $313, as compared to the cash balance of $358 as of December 31, 2010.

Periods Ending March 31, 2011 and March 31, 2010

Operating expenses for the three month periods ended March 31, 2011 and March 31, 2010 totalled $and $0 $1,545 and $537 respectively and from inception to the period ended March 31, 2011 totalled $4,901,555. The company experienced net losses of $1,545, $537 and $6,572,848 for the three month periods ended March 31, 2011, March 31, 2010 and from inception to period ended March 31, 2011, respectively, against $163,500 in total revenues to date from operations. The major expense during this three month period was for general administrative costs.  We did not acquire any mineral property in the first three months of 2011.

The earnings per share (fully diluted -- weighted average) was $0.00 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

For the three month period ended March 31, 2011, net cash used in operating activities, consisting mostly of net losses offset by an increase in accounts payable and accrued expenses, was $45. For the three month period ended March 31, 2010, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $10,450. For the period from inception to March 31, 2011, net cash used in operating activities, consisting mostly of loss from operations was $2,283,946.

For the period from inception to March 31, 2011, net cash resulting from financing activities was in the amount of $2,337,411.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2010. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We have developed a new plan of operation for 2011.  In addition to continuing to seek financing to develop our mineral properties in the Athabasca region of Canada, we intend to acquire other mineral properties if we can.

We do not intend to conduct any significant mineral exploration activities on our properties in 2011 unless we are able to obtain sufficient financing.  We continue to seek geological advice and work on developing possible partnerships for the development of these properties.  If we received funding, which is not certain, we would then intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management wishes to continue negotiations started in 2008 with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.  We intend to develop our management consulting business and to expand it with additional consulting clients throughout the year.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31 2011 and December 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2010.  Accordingly, we concluded that our disclosure  controls and procedures were not effective as of December 31, 2010.

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

The material  weakness  identified  in our amended annual  report on Form 10-K for the year ended  December  31,  2010 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

None.

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

We anticipate that the transaction with PEI will be rescinded by June 30, 2011 and there is already an agreement in place that calls for the sale of the stock to a third party or the rescission of that sale.

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

Vanguard Minerals Corporation

DATE: May 16, 2011	/s/ James Price
James Price
President and CEO

	By:	/s/ James Price
James Price
Principal Financial and Accounting Officer