Form 10-Q
period 2011-06-30
Vanguard Minerals CORP
filed 2011-08-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number        000-51640

VANGUARD MINERALS CORPORATION
(formerly Knewtrino, Inc.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 Glen Point Circle RICHMOND, VA	23233
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	804-767-7154

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2011, the Company had 1,619,444 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of June 30, 2011 and December 31, 2010 (unaudited);

(b)	Statements of operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from August 25, 2003 (inception) to June 30, 2011 (unaudited);
(c)	Statements of stockholders’ equity (deficit) for the period from August 25, 2003 (inception) to June 30, 2011 (unaudited);

(d)	Statements of cash flows for the six months ended June 30, 2011 and 2010 and for the period from August 25, 2003 (inception) to June 30, 2011 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2011

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$250,314	$358
Prepaid expenses	-	-
Total Current Assets	250,314	358

Investment in securities, net of impairment of $ 1,020,000	-	480,000
Total Assets	$250,314	$480,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$193,939	$189,938
Due to related parties	48,151	48,151
Total Liabilities	242,090	238,089

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 1,619,444 shares issued and outstanding (December 31, 2010- 1,469,444 shares issued and outstanding)	1,619	1,469
Additional paid-in capital	5,329,093	6,577,743
Warrants	234,360	234,360
Deficit accumulated during the exploration stage	(5,556,848)	(6,571,303)
Total Stockholders’ Equity (Deficit)	8,224	242,269

Total Liabilities and Stockholders' Equity (Deficit)	$250,314	$480,358

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2011
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from August 25, 2003 (Inception) To June 30, 2011

REVENUES – Note 3	$-	$58,000	$-	$58,000	$163,500

OPERATING EXPENSES
General and administrative	2,500	6,856	4,045	7,194	516,305
Exploration costs	-	-	-	-	3,839,954
Wages and benefits	1,500	-	1,500	-	187,026
Product development	-	-	-	-	270,086
Rent and Utilities	-	-	-	199	83,606
Depreciation	-	-	-	-	8,578
TOTAL OPERATING EXPENSES	4,000	6,856	5,545	7,393	4,905,555

INCOME (LOSS) FROM OPERATIONS	(4,000)	51,144	(5,545)	50,607	(4,742,055)
(IMPAIRMENT) RECOVERY OF INVESTMENT	1,020,000	-	1,020,000		-
OTHER INCOME (EXPENSE)	-	-	-	-	(814,793)

INCOME (LOSS) BEFORE INCOME TAXES	1,016,000	51,144	1,014,455	50,607	(5,556,848)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$1,016,000	$51,144	$1,014,455	$50,607	$(5,556,848

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.67	$0.03	$0.67	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 share rollback	1,519,444	1,552,165	1,494,444	916,999

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED) (unaudited)
AS OF JUNE 30, 2011

	Common Stock		Additional			Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Subscriptions	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596		$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)		-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596		234,360	(2,757,372)	(58,200)

Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667		-	-	70,000
Issuance of common stock for cash @ $0.46 per share	492,336	49	224,351	-	-		224,400
Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000		-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-			(2,690,830)	(2,690,830)

Balance, December 31, 2008	85,042,002	84,598	4,994,614		234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-		-	(59,000)	(59,000)

Balance, December 31, 2009	85,042,002	84,598	4,994,614	-	234,360	(5,507,202)	$(193,630)
Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400			-
Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267				-
Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000				1,500,000
Issuance of fractional common shares	612	-	-				-
Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875				375,000
Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)
Recission of shares issued	(125,000)	(125)	(374,875)				(375,000)
Net income (loss) for the period ended December 31, 2010	-	-	-		-	(1,064,101)	(1,064,101)

Balance, December 31, 2010	1,469,444	$1,469	$6,577,743	-	$234,360	$(6,571,303)	$242,269
Recission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)
Issuance of common stock for compensation	150,000	150	1,350				1,500
Issuance of common stock pursuant to share subscription	1,000,000	1,000	249,000				250,000
Net income (loss) for the period ended June 30, 2011	-	-	-		-	1,014,455	1,014,455

Balance, June 30, 2011	1,619,444	$1,619	$5,329,093	-	$234,360	$(5,556,848)	$8,224

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2011

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Period from August 25, 2003 (Inception) to June 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$1,014,455		$50,607		$(5,556,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-		8,578
Common stock issued for mineral property costs	-		-		2,352,500
Common stock issued for compensation	1,500		-		1,500
Loss on disposal of property and equipment	-		-		17,524
Fair value discount on private placement	-		-		653,112
Impairment of Instant Wirefree technology	-		-		46,200
Impairment (recovery) of investment in shares	(1,020,000)				-
(Increase) decrease in prepaid expenses	-		2,000		-
(Increase) decrease in accounts receivable			(58,000)		-
Increase (decrease) in accounts payable & accrued expenses	4,001		(5,129)		193,939
Cash flows used in operating activities	(44)		(10,522)		(2,283,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-		(27,128)
Proceeds from disposal of property and equipment					1,026
Instant Wirefree technology	-		-		(27,500)
Cash flows used in investing activities	-		-		(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-		10,414		48,151
Proceeds from issuance of common stock	-		-		2,076,000
Proceeds from promissory notes	-		-		213,260
Cash flows provided by financing activities	-		10,414		2,337,411

NET INCREASE (DECREASE) IN CASH	(454		(108)		314
Cash, beginning of the period	358		108		-
Cash ( bank overdraft), end of the period	$314		$-		$314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$
Income taxes paid	$-		$-		$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$			$18,700
Shares issued to settle debt	$-		$-		$213,600
Shares issued for compensation	$1,500		$-		$1,500
Shares issued to acquire share investments	$1,875,000 ,000		$-		$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

The results of operations for the six months ended June 30, 2011 are not indicative of the results that may be expected for the full year.

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
JUNE 30, 2011

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

All mineral properties held at June 30, 2011 and December 31, 2010 have been fully impaired.

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
JUNE 30, 2011

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
The Company issued its officer 150,000 common shares of its stock during the period ended June 30, 2011. Based on the estimated grant-date fair value of $ 0.01 per share, compensation expense of $ 1,500 was recorded in these financial statements.

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
JUNE 30, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a balance owing of $28,151 to a related party. The loan is unsecured and bears no interest. There are no specific terms of repayment with this loan.

The Company has a balance owing of  $ 20,000 to a related company. The loan is unsecured.  Interest of $ 10,000 was paid on the loan during the year. There are no specific terms of repayment with this loan.

During the period ending December 31, 2010, the Company provided consulting services totaling $ 58,000 to entities in which our sole director is a shareholder. As of June 30, 2011, the amounts receivable from these entities was $ nil.

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

On June 7, 2011, the Company completed a recission whereby the 1,000,000 shares previously issued in exchange for the PEI shares were cancelled and the 1,000,000 shares of PEI were returned to the purchasers.  The impairment in value of the PEI shares of $ 1,020,000 recorded during the year ended December 31, 2010 was reversed during the period ended June 30, 2011.

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

On June 7, 2011, the Company issued 1,000,000 shares of common stock for $ 250,000 in connection with a private placement.

On June 13, 2011, the Company entered into an agreement with an officer of the company for services in exchange for a grant of 150,000 of our common stock vesting over a period of four years.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	June 30, 2011	June 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(344,915)	$(17,205)
Less: valuation allowance		-
Less: utilization of net loss carryover	344,915	17,205
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,889,329	$1,855,252
Less: valuation allowance	(1,889,329)	(1,855,252)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of June 30, 2011.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting.  We are actively in the process of interviewing geological firms for our mineral properties and raising funds to develop those properties.  We have previously entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until April 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

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

In February, 2010, James Price was appointed President, Chief Executive Officer and Sole Director of the Company.  Vladimir Fedyunin, the former President and CEO, remained as Principal Financial and Accounting Officer.  Mr. Fedyunin left the company later in 2010.

On April 16, 2010, we effected a 300 for 1 reverse stock split in our common shares for shareholders of record as of that date.

On April 20, 2010, the Company initiated a new line of business doing business as Vanguard Management.  The Company ceased this management consulting business in June, 2011.  We did receive some stock in exchange for management consulting services.  All this stock has been liquidated or returned.  We did enter into a related party transaction with Genesis Venture Fund India I, LP, that involved a swap of stock and management consulting services.  That transaction has been rescinded.

On September 21, 2010, the company entered into an agreement whereby the above referenced transaction with PEI would be rescinded and the PEI shares returned to the purchasers and the 1,000,000 common shares of Vanguard common stock returned to treasury unless a buyer for the shares could be found.  This rescission was to take place within 90 days.  In December, 2010, the timeframe for this rescission was extended until June 21, 2011.

On June 7, 2011, the registrant completed a rescission whereby the 1,000,000 shares previously issued in exchange for the PEI shares were cancelled and the 1,000,000 shares of PEI were returned to the purchasers.

On June 13, 2011, we entered into an agreement with Sean Rice to serve as our President, Chief Executive Officer and Principal Financial and Accounting Officer in exchange for a grant of 150,000 of our common stock vesting over a period of four years.  Mr. Rice will also earn a salary of $120,000 per year, but such salary will not accrue or be payable until the Company has received aggregate financing proceeds from the sale of its common stock of $2,000,000 within a 12 month period. The agreement does not provide for any severance or accrual of unpaid salary and is an at-will employment agreement.

James Price no longer has any role in our company and is no longer a shareholder.

Our company is exclusively focused on the development of our Athabasca, Canada mineral properties.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until April 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Our principal executive offices are located at 2700 Glen Point Circle, Richmond, VA 23233. Our phone number is (804) 767-7154.

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

In April, 2010, the Company briefly entered and then exited the management consulting business.  It is now entirely focused on the development of its mineral interests.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until April 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,556,848 for the period from inception to June 30, 2011.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of June 30, 2011 was $250,314, as compared to the cash balance of $358 as of December 31, 2010.

 Periods Ending June 30, 2011 and June 30, 2010

Operating expenses for the three month periods ended June 30, 2011 and June 30, 2010 totalled $4,000 and $6,856 respectively; operating expenses for the six month periods ended June 30, 2011 and 2010 totalled $5,545 and $7,393 respectively, and from inception to the period ended June 30, 2011 operaitng expenses totalled $4,905,555. The company experienced net income of $1,016,000, $51,144 and a net loss of $(5,556,848) for the three-month periods ended June 30, 2011, June 30, 2010 and from inception to period ended June 30, 2011, respectively, against $163,500 in total revenues to date from operations. The major expense during this three-month period was for general administrative costs.  We did not acquire any new mineral properties in the first six months of 2011.

The earnings per share (fully diluted -- weighted average) was $0.67 for the three month period ended June 30, 2011.

Liquidity and Capital Resources

For the six month period ended June 30, 2011, net cash used in operating activities, consisting mostly of net losses offset by an increase in accounts payable and accrued expenses, was $44. For the six month period ended June 30, 2010, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $10,522. For the period from inception to June 30, 2011, net cash used in operating activities, consisting mostly of loss from operations was $2,283,495.

For the period from inception to June 30, 2011, net cash resulting from financing activities was in the amount of $2,337,411.

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

We intend to conduct significant mineral exploration activities on our properties in 2011, as long as we are able to find suitable exploration providers before the winter season shuts down exploration work. We continue to seek geological advice and work on developing possible partnerships for the development of these properties.  We intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management has continued negotiations started in 2008 with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.  We intend to develop our management consulting business and to expand it with additional consulting clients throughout the year.

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

Cash requirements

Our current cash requirements are very low.  Our chief executive officer, Sean C. Rice, continues to serve without a salary.  Mr. Rice currently hosts our operations in his location in Richmond, VA without charge. Nevertheless, without continued infusions of cash from management or securing additional financing or revenues from our new line of business, we will not have enough cash to complete exploration activity on our property, which could run into tens of millions of dollars.

Research and development

We would like to spend several hundred thousand dollars over the next 12 months on exploration and extraction related to our mineral properties.  We would spend significantly more money that this developing those mineral properties at the moment that our full scale extraction operation were to commence.  However, currently we do not have enough cash to make more than $150,000-$200,000 of such expenditures.

Plant and equipment

We currently have a location in Richmond, VA provided by our chief executive officer, Sean Rice, at no cost.  We anticipate expanding our office within the next 6-12 months, especially if our exploration work yields promising results.

Employees

We have one employee currently, President and Chief Executive Officer Sean Rice.  We have several consultants engaged in our mineral exploration activities, although none are currently active as we are negotiating new contracts and interviewing them due to our recent funding.  We intend to hire additional exploration and geological consultants over the next 120-180 days.

The Company’s executive offices are currently located in Richmond, VA. The company’s telephone number is (804)767-7154.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake drilling, mining exploration and other expenses related to our Canadian mining properties that must be paid in Canadian dollars and are subject to cost variations based in currency rate fluctuations.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2011 and December 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

The transaction with PEI was rescined in June, 2011.  In June, 2011, we sold 1,000,000 of our common shares at $0.25 per share for an aggregate purchase price of $250,000 to various shareholders in a private placement.

In June, 2011, we issued 150,000 common shares to our President and CEO, Sean Rice, as part of his employment with the Company.

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

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanguard Minerals Corporation

DATE: August 12, 2011	/s/ Sean Rice
Sean Rice
President and CEO By: /s/ Sean Rice Sean Rice Principal Financial and Accounting Officer