Form 10-Q
period 2011-09-30
Vanguard Minerals CORP
filed 2011-11-18
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2011, the Company had 1,619,444 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of June 30, 2011 and December 31, 2010 (unaudited);

(b)	Statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and for the period from August 25, 2003 (inception) to September 30, 2011 (unaudited);

(c)	Statements of stockholders’ equity (deficit) for the period from August 25, 2003 (inception) to September 30, 2011 (unaudited);

(d)	Statements of cash flows for the six months ended September 30, 2011 and 2010 and for the period from August 25, 2003 (inception) to September 30, 2011 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$250,314	$358
Prepaid expenses	-	-
Total Current Assets	250,314	358

Investment in securities, net of impairment of $ 1,020,000	-	480,000
Total Assets	$250,314	$480,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$196,439	$189,938
Due to related parties	48,151	48,151
Total Liabilities	244,590	238,089

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 1,619,444 shares issued and outstanding (December 31, 2010- 1,469,444 shares issued and outstanding)	1,619	1,469
Additional paid-in capital	5,329,093	6,577,743
Warrants	234,360	234,360
Deficit accumulated during the exploration stage	(5,559,348)	(6,571,303)
Total Stockholders’ Equity	5,724	242,269

Total Liabilities and Stockholders' Equity	$250,314	$480,358

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from August 25, 2003 (Inception) To September 30, 2011

REVENUES – Note 3	$-	$61,500	$-	$119,500	$163,500

OPERATING EXPENSES
General and administrative	2,500	69,181	6,545	76,375	518,805
Exploration costs	-	-	-	-	3,839,954
Wages and benefits	-	-	1,500	-	187,026
Product development	-	-	-	-	270,086
Rent and Utilities	-	20,066	-	20,066	83,606
Depreciation	-	-	-	-	8,578
TOTAL OPERATING EXPENSES	2,500	89,247	8,045	96,441	4,908,055

INCOME (LOSS) FROM OPERATIONS	(2,500)	(27,747)	(8,045)	23,059	(4,744,555)
(IMPAIRMENT) RECOVERY OF INVESTMENT	-	-	1,020,000		-
OTHER INCOME (EXPENSE)	-	-	-	-	(814,793)

INCOME (LOSS) BEFORE INCOME TAXES	(2,500)	(27,747)	1,011,955	23,059	(5,559,348)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(2,500)	$(27,747)	$1,011,955	$23,059	$(5,559,348)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)	$0.67	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, adjusted for 300:1 share rollback	1,619,444	1,593,832	1,536,111	1,142,167

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED) (unaudited)
AS OF SEPTEMBER 30, 2011
	Common Stock		Additional			Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Subscriptions	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596		$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)		-	(59,004)	(59,004)

Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596		234,360	(2,757,372)	(58,200)

Issuance of common stock for cash @ $0.03 per share	2,333,333	2,333	67,667		-	-	70,000
Issuance of common stock for cash @ $0.46 per share	492,336	49	224,351	-	-		224,400
Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000		-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-			(2,690,830)	(2,690,830)

Balance, December 31, 2008	85,042,002	84,598	4,994,614		234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-		-	(59,000)	(59,000)

Balance, December 31, 2009	85,042,002	84,598	4,994,614	-	234,360	(5,507,202)	$(193,630)
Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400			-
Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267				-
Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000				1,500,000
Issuance of fractional common shares	612	-	-				-
Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875				375,000
Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)
Recission of shares issued	(125,000)	(125)	(374,875)				(375,000)
Net income (loss) for the period ended December 31, 2010	-	-	-		-	(1,064,101)	(1,064,101)

Balance, December 31, 2010	1,469,444	$1,469	$6,577,743	-	$234,360	$(6,571,303)	$242,269
Recission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)
Issuance of common stock for compensation	150,000	150	1,350				1,500
Issuance of common stock pursuant to share subscription	1,000,000	1,000	249,000				250,000
Net income for the period ended September 30, 2011	-	-	-		-	1,011,955	1,011,955

Balance, September 30, 2011	1,619,444	$1,619	$5,329,093	-	$234,360	$(5,559,348)	$5,724

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2011
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010		Period from August 25, 2003 (Inception) to September 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$1,011,955		$23,059		$(5,559,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-		8,578
Common stock issued for mineral property costs	-		-		2,352,500
Common stock issued for compensation	1,500		-		1,500
Loss on disposal of property and equipment	-		-		17,524
Fair value discount on private placement	-		-		653,112
Impairment of Instant Wirefree technology	-		-		46,200
Impairment (recovery) of investment in shares	(1,020,000)				-
(Increase) decrease in prepaid expenses	-		2,000		-
(Increase) decrease in accounts receivable			-		-
Increase (decrease) in accounts payable & accrued expenses	6,501		(3,642)		196,439
Cash flows used in operating activities	(44)		21,417		(2,283,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-		(27,128)
Proceeds from disposal of property and equipment					1,026
Loan receivable			(30,000)
Instant Wirefree technology	-		-		(27,500)
Cash flows used in investing activities	-		(30,000)		(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-		10,414		48,151
Proceeds from issuance of common stock	250,000-		-		2,326,00000
Proceeds from promissory notes	-		-		213,260
Cash flows provided by financing activities	-		10,414		2,587,411

NET INCREASE (DECREASE) IN CASH	249,956		1,831		250,314
Cash, beginning of the period	358		108		-
Cash ( bank overdraft), end of the period	$250,314		$1,939		$250,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$
Income taxes paid	$-		$-		$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on acquisition of Instant Wirefree Inc.	$-	$			$18,700
Shares issued to settle debt	$-		$-		$213,600
Shares issued for compensation	$1,500		$-		$1,500
Shares issued to acquire share investments	$1,875,000		$-		$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The results of operations for the nine months ended September 30, 2011 are not indicative of the results that may be expected for the full year.

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
SEPTEMBER 30, 2011

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

All mineral properties held at September 30, 2011 and December 31, 2010 have been fully impaired.

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
SEPTEMBER 30, 2011
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
The Company issued its officer 150,000 common shares of its stock during the period ended September 30, 2011. Based on the estimated grant-date fair value of $ 0.01 per share, compensation expense of $ 1,500 was recorded in these financial statements.

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
SEPTEMBER 30, 2011

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

During the period ending December 31, 2010, the Company provided consulting services totaling $ 58,000 to entities in which our sole director is a shareholder. As of September 30, 2011, the amounts receivable from these entities was $ nil.

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

On June 7, 2011, the Company completed a recission whereby the 1,000,000 shares previously issued in exchange for the PEI shares were cancelled and the 1,000,000 shares of PEI were returned to the purchasers.  The impairment in value of the PEI shares of $ 1,020,000 recorded during the year ended December 31, 2010 was reversed during the period ended September 30, 2011.

On June 16, 2010, the Company issued 125,000 shares of common stock at a deemed price of $ 3.00 per share. In consideration, the Company received a 15% interest in Genesis Venture Fund India, I, LP. a Delaware Limited

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

partnership.  The sole director of the Company is the managing director of Genesis and owns a 20% interest. In August 2010, this agreement was rescinded and the shares were subsequently cancelled.

On June 7, 2011, the Company issued 1,000,000 shares of common stock for $ 250,000 in connection with a private placement.

On June 13, 2011, the Company entered into an agreement with an officer of the company for services in exchange for a grant of 150,000 of our common stock vesting over a period of four years.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2011	September 30, 2010
Federal income tax benefit attributable to:
Current operations	$(344,065)	$7,840
Less: valuation allowance		-
Less: utilization of net loss carryover	344,065	(7,840)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,890,179	$2,234,243
Less: valuation allowance	(1,890,179)	(2,234,243)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of September 30, 2011.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Our principal executive offices are located at 2700 Glen Point Circle, Richmond, VA 23233. Our phone number is (804) 767-7154.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We have incurred an accumulated net loss of $5,559,348 for the period from inception to September 30, 2011. We have had $163,500 in revenues from operations since our inception.

In April, 2010, the Company briefly entered and then exited the management consulting business.  It is now entirely focused on the development of its mineral interests.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatoryhurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until April 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,559,348 for the period from inception to September 30, 2011.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of September 30, 2011 was $250,314, as compared to the cash balance of $358 as of December 31, 2010.

 Periods Ending September 30, 2011 and September 30, 2010

Operating expenses for the three-month periods ended September 30, 2011 and September 30, 2010 totalled $2,500 and $89,247 respectively; operating expenses for the nine month periods ended September 30, 2011 and 2010 totalled $8,045 and $96,441 respectively, and from inception to the period ended September 30, 2011 operating expenses totalled $4,908,055. The company experienced net income of ($2,500), ($27,747) and a net loss of $(5,559,348) for the three-month periods ended September 30, 2011, September 30, 2010 and from inception to period ended September 30, 2011, respectively, against $163,500 in total revenues to date from operations. The major expense during this three-month period was for general administrative costs.  We did not acquire any new mineral properties in the first six months of 2011.

The net loss per share (fully diluted -- weighted average) was $0.00 for the three month period ended September 30, 2011.

Liquidity and Capital Resources

For the nine month period ended September 30, 2011, net cash used in operating activities, consisting mostly of net losses offset by an increase in accounts payable and accrued expenses, was $44. For the nine month period ended September 30, 2010, net cash used in operating activities, consisting mostly of a decrease in accounts payable and accrued expenses, was $10,522. For the period from inception to Septmber 30, 2011, net cash used in operating activities, consisting mostly of loss from operations was $2,283,495.

For the period from inception to September 30, 2011, net cash resulting from financing activities was in the amount of $2,337,411.

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

Vanguard Minerals Corporation

DATE: November 17, 2011	/s/ Sean Rice
Sean Rice
President and CEO

	By:	/s/ Sean Rice
Sean Rice
Principal Financial and Accounting Officer