Form 10-K
period 2011-12-31
Vanguard Minerals CORP
filed 2012-04-11
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Issuer’s telephone number (804)-767-7154

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for the fiscal year ended December 31, 2011 were $0.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the FINRA OTC BB exchange) was approximately $587,777.

As of March 31, 2012, the registrant had outstanding 1,619,444 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

TABLE OF CONTENTS
		Page
		Number
FORWARD LOOKING STATEMENTS

PART I
ITEM 1.	Description of Business.	1
ITEM 1A.	Risk Factors.	5
ITEM 2.	Description of Property.	11
ITEM 3.	Legal Proceedings.	11
ITEM 4.	Submission of Matters to a Vote of Security Holders.	11

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters.	11
ITEM 7.	Management’s Discussion and Analysis or Plan of Operation.	13
ITEM 8.	Financial Statements.	F-1
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	20
ITEM 9A.	Controls and Procedures.	20
ITEM 9B.	Other Information.	22

PART III
ITEM 10.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.	22
ITEM 11.	Executive Compensation.	24
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	25
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.	26
ITEM 14.	Principal Accountant Fees and Services.	26

PART IV
ITEM 15.	Exhibits	27
Signatures		28

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting.  We are actively in the process of interviewing geological firms for our mineral properties and raising funds to develop those properties.  We have previously entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  We have made commitments to spend resources on the exploration and evaluation of our properties in 2012.

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

During the abandonment of our mining properties, we appointed an interim chief executive officer, Jenifer Osterwalder, who helped transition the wind down of our Mongolian exploration business.  Thereafter,  we appointed a new chief executive officer, Vladimir Fedyunin, and attempted to develop a business around cell phone enabled wireless applications as we had no mining properties at the time. Toward that end, we acquired the intellectual property of wireless technology start-up Instant Wirefree, Inc., a Nevada corporation.  Unfortunately, we were not able to make the transition to the ultra-competitive field of cell phone wireless applications.  In June, 2007, we made the decision to abandon this line of business and to no longer pursue commercialization of any product in the wireless space.  Instead, we have returned to our original, core focus of mining, where the company has its roots, however, we wished to find a more politically stable and less dangerous environment to mine in than Mongolia.

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

In February, 2010, James Price was appointed President, Chief Executive Officer and Sole Director of the Company.  Vladimir Fedyunin, the former President and CEO, remained as Principal Financial and Accounting Officer until late 2010.  Mr. Fedyunin left the company later in 2010.

On April 16, 2010, we effected a 300 for 1 reverse stock split in our common shares for shareholders of record as of that date.

On April 20, 2010, the Company initiated a new line of business doing business as Vanguard Management in hopes that proceeds from management consulting would assist the company in funding its mineral exploration as well as provide growth capital.  The Company ceased this management consulting business in June, 2011.  We did receive some cash and some stock in exchange for management consulting services.  All this stock has been liquidated or returned.  We did enter into a related party transaction with Genesis Venture Fund India I, LP that involved a swap of stock and management consulting services.  That transaction has been rescinded.

In April 2010, we traded 1,000,000 common shares of Vanguard for 1,000,000 shares of a company, PEI Worldwide Holdings, Inc.

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

James Price no longer has any role in our company and is no longer a shareholder and has not been involved with the Company in any capacity since June, 2011.

Our company is exclusively focused on the development of our Athabasca, Canada mineral properties.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until June 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modeling.

Our financing was subject to escrow conditions, which, as of the date of this filing, have been removed and funds released to us.

We have made commitments to spend at least $100,000 on our mineral properties in 2012 and as much as $200,000 or more.  Our properties are at an early stage of exploration and development.  As with our previous properties in Mongolia, there can be no assurances the properties will meet our expectations.  We may abandon the properties or liquidate them if our efforts to explore and develop the properties in 2012 do not prove fruitful.  There are a number of issues that could cause us to abandon or sell the properties.  Please see the Risk Factor discussion for a further enumeration of these risks.

Our principal executive offices are located at 2700 Glen Point Circle, Richmond, VA 23233. Our phone number is (804) 767-7154.

PRINCIPAL PRODUCTS AND SERVICES

We are a development stage mineral exploration company currently engaged in the process of evaluating mineral exploration opportunities and exploring ways to diversify ourselves outside of mining.  We have some experience in land acquisition and evaluation and our chief executive officer has been involved in real estate/site acquisition for a number of companies in the utilities sector.  We are in the process of exploring and developing our current mineral properties and seeking new properties to acquire.

PRINCIPAL MARKETS

We intend to compete in the market for mineral exploration and exploitation of mineral resources and the acquisition and development of land for resources and other purposes.  We have not yet determined any other fields we may compete in.

ADVERTISING AND MARKETING

We do not currently market or advertise any products or services, however, we anticipate that we may have to market any mineral products and resources discovered in the course of our mineral exploration activities.  We have not yet determined what other fields, outside of mineral exploration and land acquisition, we may compete in.

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

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we are not and do not anticipate becoming dependent upon any single or group of major customers.

INTELLECTUAL PROPERTY

Overview

We intend to rely for our business on trade secrets in order to protect our intellectual property that relate mostly to data surrounding our mineral properties.

We cannot be certain that the precautions we will take to safeguard trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2011, we had 1 full-time employee and 3 part time employees. We intend to expand our staff over the next twelve months, including additional hires as we identify mineral exploration opportunities and opportunities outside of mineral exploration.

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

GENERAL BUSINESS RISKS

We are an exploration stage company and based on our historical operating losses and negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

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

If our mineral claims infringe on the rights of others, are clouded by previous transfers or our activities cause environmental damage, lawsuits may be brought requiring us to pay large legal expenses and judgments, lose some or all of our exploration rights and have to curtail our activities or undertake costly environmental remediation efforts

We are not aware of any circumstances under which our mineral claims infringe on the rights of others or are clouded. However, we have no independent title or legal opinion confirming our rights in our properties.  Investors must be aware that infringement claims, however, could arise at any time, whether or not meritorious, and could result in time consuming and costly litigation or require us to enter into net mineral royalty or other agreements. If we are found to have infringed the property rights of others, we could be required to pay damages or even cease our exploration activities.  If we are found to have caused environmental damage, we may be forced to pay large damages, engineer costly remediation solutions or cease or activities. Any of these outcomes, individually or collectively, would negatively affect on our business, financial condition and results of operations.

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

We do not have verified title to our mineral properties and in the event of a title defect or failure to perfect ownership, no practical remedy may exist for us to recover any damages.

We are completely reliant on contractual representations from our counterparty, Coastal Uranium, on the ownership details concerning our mineral properties.  We have not conducted any independent title work or verification of the same.  Our only remedy if title to our properties should be impaired, would be litigation against Coastal, which may not be practical.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the home of our chief executive officer, Sean R. Rice, free of charge and without a lease.  We intend to acquire office space in the second quarter of this year.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Period
	High	Low

Fiscal year ended 2009
Quarter ended
March 31, 2009	$0.0032	$0.002
June 30, 2009	$0.016	$0.0025
September 30, 2009	$0.01	$0.007
December 31, 2009	$0.019	$0.0024

Fiscal year ended 2010
Quarter ended
March 31, 2010	$3.03	$0.75
June 30, 2010	$4.00	$2.10
September 30, 2010	$3.00	$1.01
December 31, 2010	$0.20	$0.11

Fiscal year ended 2011
Quarter ended
March 31, 2011	$1.10	$0.11
June 30, 2011	$0.51	$0.40
September 30, 2011	$0.65	$0.40
December 31, 2011	$0.65	$0.12

STOCKHOLDERS

As of March 31, 2012, there were approximately 67 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 23, 2010, the Company completed a sale transaction whereby it sold 1,000,000 of its common shares at a price per share of $1.50.  The per share purchase price was paid in the form of shares of PEI Worldwide Holdings, Inc., a Nevada corporation ("PEI").  The per share purchase price was derived from the closing price of shares of PEI on April 20, 2010 as listed on the Pink Sheets, which was $1.50 per share.  Therefore, the total purchase price for the 1,000,000 common shares was $1,500,000.  860,000 of the shares were purchased by James Price and the other 140,000 of the shares were purchased by various purchasers.  1,000,000 shares of PEI represents approximately 2.5% of the issued and outstanding stock of PEI. This transaction was rescinded in June, 2011 and the shares of PEI were returned and the 1,000,000 shares of Vanguard were cancelled and returned to treasury.

On April 23, 2010, the registrant completed an issuance of 187,000 shares of common stock.  This stock had been subscribed for in April, 2008 for payment of $224,400 in cash received by the corporation.  The corporation issued 187,000 of its common shares to various subscribers of the stock at a per share purchase price of $1.20 per share.

On June 16, 2010, we entered into a transaction with Genesis Venture Fund India I, LP for 125,000 shares under a Strategic Business Development Agreement. The transaction with Genesis was rescinded on September 21, 2010.

In June, 2011, we sold 1,000,000 of our common shares at $0.25 per share for an aggregate purchase price of $250,000 to various shareholders in a private placement.

In June, 2011, we granted 150,000 common shares to our President and CEO, Sean Rice, as part of his employment with the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2011 and 2010 and the related notes appearing elsewhere in this annual report.

Our financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 7 and Note 6 respectively of each of our financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

Exploration Stage Company
The Company has not generated any significant revenues to date from its mineral exploration efforts, and in accordance with ASC 915-10 is considered to be an Exploration Stage Company.

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company has adopted a December 31fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments
Vanguard’s financial instruments consist of accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Revenue Recognition
The Company is in the exploration stage and has yet to realize significant revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There were 150,000 common shares valued at $9,000 issued to the CEO in 2011.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements
Vanguard Minerals does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting.  We had mineral property interests in Mongolia which we abandoned in 2006. In 2007, we entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  We are actively in the process of interviewing geological firms for our mineral properties and raising funds to develop those properties.  We have raised $250,000 toward the development of our properties and for other working capital purposes.

We have made commitments to spend at least $100,000 on our mineral properties in 2012 and as much as $200,000 or more.  Our properties are at an early stage of exploration and development.  As with our previous properties in Mongolia, there can be no assurances the properties will meet our expectations.  We may abandon the properties or liquidate them if our efforts to explore and develop the properties in 2012 do not prove fruitful.  There are a number of issues that could cause us to abandon or sell the properties.

PLAN OF OPERATION

We anticipate beginning development of the Athabasca mineral property sometime within 2012. We have committed to spending at least $100,000.  We also intend to continue evaluating other mineral properties for development, although there can be no assurance that we will locate any such properties on terms and conditions that would be acceptable to us. Our plans are completely dependent on obtaining additional financing.  As we have no indication currently that we can obtain such financing, we are not certain as to when our plans will actually be implemented beyond our plans for 2012, which are to obtain additional geological expert opinions on our properties, have our current geological information evaluated by industry-leading experts and begin a modest drilling and testing program to validate the extent of our resource and our existing data on our resource.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2011 we had $0 of cash on hand and $250,000 in proceeds from our June financing that were being held in escrow for us.  Subsequent to the close of our fiscal year ending December 31, 2011, these escrow conditions have been released and these funds are now available to us. However, given our accounts payable, debts and existing commitment to our properties, our current cash situation is challenging.

Our net income/loss decreased $2,055,614 from a net loss of $1,064,101 for the fiscal year ended December 31, 2010 to net income of $991,513 for the fiscal year ended December 31, 2011. This decrease in net loss/increase in net income is primarily attributable  to the rescission of our previous issuance of  $1,000,000 shares of our common stock that occured in June of 2011..

Net cash used in operating activities decreased $29,806, from $30,164 for the fiscal year ended December 31, 2010 to $358 for the fiscal year ended December 31, 2011.

Net cash provided by financing activities decreased $30,414, from $30,414 for the fiscal year ended December 31, 2010 to $0 for the fiscal year ended December 31, 2011.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing or locating a strategic partner willing to finance further development of our minerals properties, our short-term and long-term prospects for growth are challenging.

ITEM 8. FINANCIAL STATEMENTS.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vanguard Minerals Corporation
Richmond, Virginia

We have audited the accompanying balance sheets of Vanguard Minerals Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from August 25, 2003 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Minerals Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from August 25, 2003 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 4, 2012

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$-	$358

Other assets
Investment in securities, net of impairment of $1,020,000 in 2010	-	480,000

Total Assets	$-	$480,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$196,464	$189,938
Due to related parties	-	48,151
Total Liabilities	196,464	238,089

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,619,444 shares issued and outstanding (1,469,444 - 2010)	1,619	1,469
Additional paid in capital	5,631,707	6,577,743
Subscription receivable	(250,000)	-
Stock warrants	-	234,360
Deficit accumulated during the exploration stage	(5,579,790)	(6,571,303)
Total Stockholders’ Equity (Deficit)	(196,464)	242,269

Total Liabilities and Stockholders' Equity (Deficit)	$-	$480,358

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from August 25, 2003 (Inception) To December 31, 2011

REVENUES	$-	$163,500	$163,500

OPERATING EXPENSES
General and administrative	28,487	93,535	540,747
Exploration costs	-	-	3,839,954
Wages and benefits	-	-	185,526
Product development	-	-	270,086
Rent and Utilities	-	16,066	83,606
Depreciation	-	-	8,578
TOTAL OPERATING EXPENSES	28,487	109,601	4,928,497

INCOME (LOSS) FROM OPERATIONS	(28,487)	53,899	(4,764,997)

OTHER INCOME (LOSS)
Impairment of investment in securities	-	(1,020,000)	(1,020,000)
Rescission of investment in securities	1,020,000	-	1,020,000
Other income (expense)		(98,000)	(814,793)
TOTAL OTHER INCOME (EXPENSE)	1,020,000	(1,118,000)	(814,793)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	991,513	(1,064,101)	(5,579,790)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$991,513	$(1,064,101)	$(5,579,790)

EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED	$0.64	$(0.86)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,552,458	1,224,171

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2011

	Common Stock		Additional Paid in	Stock Subscriptions	Stock	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Warrants	Stage	(Deficit)
Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596	$0	$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)	-	-	(59,004)	(59,004)
Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596	0	234,360	(2,757,372)	(58,200)

Issuance of common stock @ $0.03 per share	2,333,333	2,333	67,667	-	-	-	70,000

Issuance of common stock @ $0.46 per share	492,336	49	224,351	-	-	-	224,400

Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000	-	-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,690,830)	(2,690,830)
Balance, December 31, 2008	85,042,002	84,598	4,994,614	0	234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(59,000)	(59,000)
Balance, December 31, 2009	85,042,002	84,598	4,994,614	0	234,360	(5,507,202)	(193,630)

Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400	-	-	-

Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267	-	-	-	-

Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000	-	-	-	1,500,000

Issuance of fractional common shares	612	-	-	-	-	-	-

Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875	-	-	-	375,000

Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)	-	-	-

Rescission of shares issued	(125,000)	(125)	(374,875)	-	-	-	(375,000)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,064,101)	(1,064,101)
Balance, December 31, 2010	1,469,444	1,469	6,577,743	0	234,360	(6,571,303)	242,269

Rescission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)

Issuance of common stock as compensation	150,000	150	8,850				9,000

Sale of common stock @ $.25 per share	1,000,000	1,000	249,000	(250,000)			-

Debt transferred to contributed capital			60,754				60,754

Reversal of expired warrants			234,360		(234,360)		-

Net income for the year ended December 31, 2011						991,513	991,513

Balance, December 31, 2011	1,619,444	$1,619	$5,631,707	$(250,000)	$0	$(5,579,790)	$(196,464)

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from August 25, 2003 (Inception) to December 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$991,513	$(1,064,101)	$(5,579,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	8,578
Common stock issued for mineral property costs	-	-	2,352,500
Loss on disposal of property and equipment	-	-	17,524
Shares issued as compensation	9,000	-	9,000
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree technology	-	-	46,200
Impairment of investment in shares	-	1,020,000	1,020,000
Rescission of investment in securities	(1,020,000)	-	(1,020,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued expenses	19,129	11,937	209,067
Cash flows used in operating activities	(358)	(30,164)	(2,283,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(27,128)
Proceeds from disposal of property and equipment	-	-	1,026
Instant Wirefree technology	-	-	(27,500)
Cash flows used in investing activities	-	-	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	30,414	48,151
Proceeds from issuance of common stock	-	-	2,076,000
Proceeds from promissory notes	-	-	213,260
Cash flows provided by financing activities	-	30,414	2,337,411

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(358)	250	-
Cash and cash equivalents, beginning of the period	358	108	-
Cash and cash equivalents, end of the period	$0	$358	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt transferred to contributed capital	$60,754	$0	$60,754
Shares issued for subscription receivable	$250,000	$0	$250,000
Shares issued on acquisition of Instant Wirefree Inc.	$-	$0	$18,700
Shares issued to settle debt	$-	$0	$213,600
Shares issued to acquire share investments	$-	$1,875,000	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company
The Company has not generated any significant revenues to date from its mineral exploration efforts, and in accordance with ASC 915-10 is considered to be an Exploration Stage Company.

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company has adopted a December 31fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
Vanguard’s financial instruments consist of accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Revenue Recognition
The Company is in the exploration stage and has yet to realize significant revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There were 150,000 common shares valued at $9,000 issued to the CEO in 2011.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements
Vanguard Minerals does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ending December 31, 2010, the Company provided consulting services totaling $58,000 to entities in which our sole director is a shareholder. As of December 31, 2010, the amounts receivable from these entities was $ nil.

The Company signed settlement agreements with two former officers of the Company. Under the agreements, the officers have waived all rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totalling $60,754 relating to these officers have been transferred to contribute capital.

NOTE 4 – CAPITAL STOCK

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
DECEMBER 31, 2011

NOTE 4 – CAPITAL STOCK (CONTINUED)

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

On April 23, 2010, the Company issued 1,000,000 shares of common stock at a deemed price of $ 1.50 per share.  In consideration, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc., a Nevada Corporation. On September 21, 2010, Vanguard signed an agreement with PEI that it would attempt to liquidate or sell its shares in PEI to a third party buyer and that if it was unable to do so in a 90 day period, which was subsequently extended, the transaction would be rescinded and Vanguard would return the shares to PEI. The transaction was rescinded in 2011.

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

In June 2011, Vanguard sold 1,000,000 shares of common stock in a private placement for $250,000. The funds are being held in escrow pending the satisfaction of certain conditions that were placed on the release of the funds.

In June 2011, 150,000 shares of common stock were issued to the CEO of the Company. The shares were valued at $9,000 and may be repurchased by the Company for $9,000 under certain conditions.

NOTE 5 – INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred income taxes for the year ended December 31, 2011. The cumulative net operating loss carryforward is $5,579,790 at December 31, 2011, and will expire in years through 2031.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,897,130	$2,234,243
Less: valuation allowance	(1,897,130)	(2,234,243)
Net deferred tax asset	$-	$-

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of December 31, 2011.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In October, 2011, Coastal Uranium and Vanguard agreed that Coastal would, on Vanguard's behalf, undertake to hire a geological expert to ascertain economic feasibility of the uranium project to Coastal's satisfaction, and if Coastal was so satisfied, Coastal would be willing to match Vanguard's investment in the property in 2012 up to $150,000 each.

On January 27, 2012 the parties agreed that the project was economically viable and Vanguard approached Golder Resources, of Canada, to undertake a drilling program and feasibility analysis on the property and to determine how the $300,000 would be spent in 2012.  On January 27, 2012, Vanguard committed to contribute the $150,000 to the development effort, subject to the release from escrow of its private placement proceeds, as described in Note 4.  Vanguard has also hired the services of a recruiting firm in 2012 to find a Chief Geologist.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the fiscal year ended December 31, 2011.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2011.

Changes in Internal Control of Financial Reporting

During the fiscal year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2011:

Name	Age	Position

Sean Rice	42	President, Chief Executive Officer and Sole Director

Sean Rice- President, Chief Executive Officer and Sole Director

Mr. Rice has served as our President and Chief Executive Officer since June 6, 2011. Sean C. Rice has been a project management consultant on construction, land-lease projects and wireless infrastructure projects since 1997.  From May, 2005 until the present Mr. Rice has been a manager at Site Acquisitions, Inc. based in Salem, New Hampshire.  Mr. Rice is a graduate of the University of California, Los Angeles with a Bachelors of Arts degree in Business and is a graduate of Loyola Law School of Los Angeles, with a Juris Doctorate.

Mr. Rice has agreed to serve as our President, Chief Executive Officer and Principal Financial and Accounting Officer in exchange for a grant of 150,000 of our common stock vesting over a period of four years.  Mr. Rice will also earn a salary of $120,000 per year, but such salary will not accrue or be payable until the Company has received aggregate financing proceeds from the sale of its common stock of $2,000,000 within a 12 month period.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James Price*	2010-2011	0	0	0	0	0	0	0	0
Sean Rice**	2011	$120,000		$9,000					$129,000
Vladimir Fedyunin***	2009	$10,774	-	-	-	-	-	-	$10,774

*	James Price served as our President, CEO and Sole Director from February 2010 until June 2011.
**
Sean C. Rice has served as our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and sole director since June, 2011.  Although Mr. Rice has agreed to serve for a salary of $120,000 per year, his salary has neither been paid nor has it accrued.  Although the board elected to grant Mr. Rice 150,000 shares of the company, these were not issued until 2012 and the company was able to repurchase his shares for $9,000 through the nine month anniversary of his employment.

***
Vladimir Fedyunin was appointed our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, and a director on December 29, 2006. Mr. Fedyunin resigned as President, CEO and a director on February 2, 2010. He resigned as CFO in 2010 also.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we have no employment agreements in place with any of our other executive officers, directors or employees.  We do have an arrangement with President, CEO and Director Sean Rice that he will be paid $120,000 per year in salary when the company raises $2,000,000 in financing, but such a salary does not accrue and has not been paid.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2011, except that Mr. Rice’s 150,000 shares are subject to vesting over a four year period.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2011, we did not provide any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock*
•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 1,619,444 shares of common stock currently outstanding.  The address of each person listed is care of Vanguard Minerals Corporation, 402 West Broadway, San Diego, CA 92101.

Name	Amount and Nature of Ownership	Percent of Class*

Sean Rice	150,000	9.3%

(1)	Consists of 150,000 shares of common stock directly owned which are subject to vesting and repurchase.

Note:  We had irrevocable written transfer instructions from certain holders of our common stock which we have not honored pending release of their investment funds from escrow and repurchase.  Giving effect to these irrevocable instructions, no holder aside from Mr. Rice held more than 5% of our issued and outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the period ending December 31, 2010, the Company provided consulting services totaling $58,000 to entities in which our former sole director was a shareholder. As of December 31, 2011, the amounts receivable from these entities was $0.

The Company signed settlement agreements with two former officers of the Company. Under the agreements, the officers have waived all rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totalling $60,754 relating to these officers have been transferred to contribute capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2010	2011
Audit fees	$13,500	$11,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-
Total	$13,500	$11,000

Audit Fees

Audit fees billed for professional services rendered by Silberstein Ungar, PLLC , during the years ended December 31, 2011 and 2010, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $13,500 and $11,000 respectively

Audit-Related Fees

Audit-related fees billed by Silberstein Ungar, PLLC during the years ended December 31, 2011 and  2010, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Silberstein Unga,r PLLC during the years ended December 31, 2011and  2010, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Silberstein Ungar, PLLC during the years ended December 31, 2011and  2010, for services rendered other than the amounts set forth above.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Vanguard Minerals Corporation dated August 25, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed February 13, 2004.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Vanguard Minerals Corporation as described in definitive Schedule 14C filed August 24, 2007.

3(ii)	By-laws of Vanguard Minerals Corporation dated August 26, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 13, 2004.

31.1	Certification of Vanguard Minerals Corporation Chief Executive Officer, Sean Rice, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 10, 2012.

31.2	Certification of Vanguard Minerals Corporation Chief Financial Officer, Sean Rice, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 10, 2012.

32.1
Certification of Vanguard Minerals Corporation Chief Executive Officer, Sean Rice, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 10, 2012.

32.2
Certification of Vanguard Minerals Corporation Chief Financial Officer, Sean Rice, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 10, 2012.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2012
VANGUARD MINERALS CORPORATION

	By:	/s/Sean Rice
Sean Rice
Principal Financial and Accounting Officer

By:	/s/ Sean Rice
Sean Rice President, CEO and Director