Form 10-Q
period 2012-03-31
Vanguard Minerals CORP
filed 2012-05-15
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2012, the Company had 1,619,444 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

(a)	Balance sheets as of March 31, 2012 and December 31, 2011 (unaudited);

(b)	Statements of operations for the three month periods ended March 31, 2012 and 2011 and for the period from August 25, 2003 (inception) to March 31, 2012 (unaudited);

(c)	Statements of stockholders’ equity (deficit) for the period from August 25, 2003 (inception) to March 31, 2012 (unaudited);

(d)	Statements of cash flows for the three months ended March 31, 2012 and 2011 and for the period from August 25, 2003 (inception) to March 31, 2012 (unaudited);

(e)	Notes to the financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2012 AND 2011

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$-	$-

Other assets
Investment in securities, net of impairment of $1,020,000 in 2010	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$198,464	$196,464
Due to related parties	-	-
Total Liabilities	198,464	196,464

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,619,444 shares issued and outstanding	1,619	1,619
Additional paid in capital	5,631,707	5,631,707
Subscription receivable	(250,000)	(250,000)
Stock warrants	-	-
Deficit accumulated during the exploration stage	(5,581,790)	(5,579,790)
Total Stockholders’ Equity (Deficit)	(198,464)	(196,464)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from August 25, 2003 (Inception) To March 31, 2012

REVENUES	$-	$-	$163,500

OPERATING EXPENSES
General and administrative	2,000	1,545	542,747
Exploration costs	-	-	3,839,954
Wages and benefits	-	-	185,526
Product development	-	-	270,086
Rent and Utilities	-	-	83,606
Depreciation	-	-	8,578
TOTAL OPERATING EXPENSES	2,000	1,545	4,930,497

INCOME (LOSS) FROM OPERATIONS	(2,000)	(1,545)	(4,766,997)

OTHER INCOME (LOSS)
Impairment of investment in securities	-	-	(1,020,000)
Rescission of investment in securities	-	-	1,020,000
Other income (expense)		-	(814,793)
TOTAL OTHER INCOME (EXPENSE)	-	(1,545)	(814,793)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,000)	(1,545)	(5,581,790)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(2,000)	$(1,545)	$(5,581,790)

EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,619,444	1,469,444

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
AS OF MARCH 31, 2012

	Common Stock		Additional Paid in	Stock Subscriptions	Stock	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Warrants	Stage	(Deficit)
Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596	$0	$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)	-	-	(59,004)	(59,004)
Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596	0	234,360	(2,757,372)	(58,200)

Issuance of common stock @ $0.03 per share	2,333,333	2,333	67,667	-	-	-	70,000

Issuance of common stock @ $0.46 per share	492,336	49	224,351	-	-	-	224,400

Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000	-	-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,690,830)	(2,690,830)
Balance, December 31, 2008	85,042,002	84,598	4,994,614	0	234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(59,000)	(59,000)
Balance, December 31, 2009	85,042,002	84,598	4,994,614	0	234,360	(5,507,202)	(193,630)

Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400	-	-	-

Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267	-	-	-	-

Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000	-	-	-	1,500,000

Issuance of fractional common shares	612	-	-	-	-	-	-

Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875	-	-	-	375,000

Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)	-	-	-

Rescission of shares issued	(125,000)	(125)	(374,875)	-	-	-	(375,000)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,064,101)	(1,064,101)
Balance, December 31, 2010	1,469,444	1,469	6,577,743	0	234,360	(6,571,303)	242,269

Rescission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)

Issuance of common stock as compensation	150,000	150	8,850				9,000

Sale of common stock @ $.25 per share	1,000,000	1,000	249,000	(250,000)			-

Debt transferred to contributed capital			60,754				60,754

Reversal of expired warrants			234,360		(234,360)		-

Net income for the year ended December 31, 2011						991,513	991,513
Balance December 31, 2011	1,619,444	$1,619	$5,631,707	$(250,000)	$0	$(5,579,790)	$(196,464)
Net loss for the period ended March 31, 2012						(2,000)	(2,000)
Balance, March 31, 2012	1,619,444	$1,619	$5,631,707	$(250,000)	$0	$(5,581,790)	$(198,464)

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from August 25, 2003 (Inception) to March 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(2,000)	$(1,545)	$(5,581,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	8,578
Common stock issued for mineral property costs	-	-	2,352,500
Loss on disposal of property and equipment	-	-	17,524
Shares issued as compensation	-	-	9,000
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree technology	-	-	46,200
Impairment of investment in shares	-	-	1,020,000
Rescission of investment in securities	-	-	(1,020,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	2,000	1,500	211,067
Cash flows used in operating activities	-	(45)	(2,283,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(27,128)
Proceeds from disposal of property and equipment	-	-	1,026
Instant Wirefree technology	-	-	(27,500)
Cash flows used in investing activities	-	-	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-	48,151
Proceeds from issuance of common stock	-	-	2,076,000
Proceeds from promissory notes	-	-	213,260
Cash flows provided by financing activities	-	-	2,337,411

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(45)	-
Cash and cash equivalents, beginning of the period	-	358	-
Cash and cash equivalents, end of the period	$0	$313	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt transferred to contributed capital	$-	$0	$60,754
Shares issued for subscription receivable	$-	$0	$250,000
Shares issued on acquisition of Instant Wirefree Inc.	$-	$0	$18,700
Shares issued to settle debt	$-	$0	$213,600
Shares issued to acquire share investments	$-	$1,875,000	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

In April 2008, Vanguard entered into a second agreement with Coastal Uranium Holdings Ltd. to acquire its 50% interest in mining claim S-110476 in the Athabasca region of Canada for $ 250,000 (Cdn) plus 4,000,000 shares of the common stock of Vanguard. In addition, Vanguard agreed to take on the financial responsibility of Coastal Uranium Holdings Ltd. to fund development of the mineral property.

The accompanying unaudited interim financial statements have been prepared by Vanguard Minerals Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2011.

The results of operations for the three months ended March  31, 2012 are not indicative of the results that may be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company
The Company has not generated any significant revenues to date from its mineral exploration efforts, and in accordance with ASC 915-10 is considered to be an Exploration Stage Company.

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There was no stocked based compensation during the period ended March 31, 2012.

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
MARCH 31, 2012

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

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit there from, there is no provision for current or deferred income taxes for the year ended March 31, 2012. The cumulative net operating loss carryforward is $5,581,790 at March 31, 2012, and will expire in years through 2031.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,897,810	$1,897,130
Less: valuation allowance	(1,897,810)	(1,897,130)
Net deferred tax asset	$-	$-

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

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of March 31, 2012.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

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

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting.  We are actively in the process of interviewing geological firms for our mineral properties and raising funds to develop those properties.  We have previously entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region.  We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until September 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

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

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until September, 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Our principal executive offices are located at 2700 Glen Point Circle, Richmond, VA 23233. Our phone number is (804) 767-7154.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008.  We have incurred an accumulated net loss of $5,581,790 for the period from inception to March 31, 2012. We have had $163,500 in revenues from operations since our inception.

In April, 2010, the Company briefly entered and then exited the management consulting business.  It is now entirely focused on the development of its mineral interests.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and are actively working on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until September 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling. As of the fiscal year ended December 31, 2011 we had $0 of cash on hand and $250,000 in proceeds from our June financing that were being held in escrow for us.  Subsequent to the close of our fiscal year ending December 31, 2011, these escrow conditions have been released and these funds are now available to us, however, we have agreed not to draw on them until we file our unfiled tax returns, which we are in the process of doing. However, given our accounts payable, debts and existing commitment to our properties, our current cash situation is challenging and the proceeds will not allow us to significantly develop our properties.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,581,790 for the period from inception to March 31, 2012.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2012 was $0, as compared to the cash balance of $0 as of December 31, 2011.  We intend to draw down on our $250,000 in financing proceeds as soon as we file our unfiled tax returns.

 Periods Ending March 31, 2012 and March 31, 2011

Operating expenses for the three-month periods ended March 31, 2012 and March 31, 2011 totalled $2,000 and $1,545 respectively; and from inception to the period ended March 31, 2012 operating expenses totalled $4,930,497. The company experienced a net loss of ($2,000), ($1,545) and a net loss of $(4,766,997) for the three-month periods ended March 31, 2012, March 31, 2011 and from inception to period ended March 31, 2012, respectively, against $163,500 in total revenues to date from operations. The major expense during this three-month period was for general administrative costs.  We did not acquire any new mineral properties in the first three months of 2012.

The net loss per share (fully diluted -- weighted average) was $0.00 for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

For the three month period ended March 31, 2012, net cash used in operating activities, consisting mostly of net losses offset by an increase in accounts payable and accrued expenses, was $2,000. For the three month period ended March 31, 2012, net cash used in operating activities, was $0. For the period from inception to March 31, 2012, net cash used in operating activities, consisting mostly of loss from operations was $2,283,809.

For the period from inception to March 31, 2012, net cash resulting from financing activities was in the amount of $2,337,411.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2011. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Plan of Operation

We have developed a new plan of operation for 2012.  In addition to continuing to seek financing to develop our mineral properties in the Athabasca region of Canada, we intend to acquire other mineral properties if we can.

We intend to conduct significant mineral exploration activities on our properties in 2012, as long as we  are able to find suitable exploration providers before the winter season shuts down exploration work.  We continue to seek geological advice and work on developing possible partnerships for the development of these properties.  We intend to conduct over the next 12 months helicopter-supported property-scale boulder sampling and prospecting, close-spaced ground geophysics and drilling on our mining properties. With these two projects, consisting of 3 mineral claims, in close proximity to each other, we believe such operations can be conducted in a cost-efficient manner.  We are now ready to commence ground geophysics and drilling.  Management has continued negotiations started in 2008 with geophysical and drill contractors in preparation for this exploration. Management is also reviewing other opportunities to acquire additional property in the region, both unexplored properties and properties with varying amounts of previous exploration.  We intend to develop our management consulting business and to expand it with additional consulting clients throughout the year.

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

The material  weakness  identified  in our amended annual  report on Form 10-K for the year ended  December  31,  2011 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

In June, 2011, we issued 1,000,000 shares for $250,000 in  a private placement.

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

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

President and CEO

Vanguard Minerals Corporation

DATE: May 15, 2012	/s/ Sean Rice
Sean Rice

By:	/s/ Sean Rice
Sean Rice
Principal Financial and Accounting Officer