Form 10-Q
period 2012-06-30
Vanguard Minerals Corp
filed 2012-08-20
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 000-51640

VANGUARD MINERALS CORPORATION

(formerly Knewtrino, Inc.)

(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6301 NW 5th Way, Suite 5000 Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	954-892-9376

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2012, the Company had 1,386,111 shares issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

F-1	Balance sheets as of June 30, 2012 and December 31, 2011 (unaudited);
F-2	Statements of operations for the three and six month periods ended June 30, 2012 and 2011 and for the period from August 25, 2003 (inception) to June 30, 2012 (unaudited);
F-3	Statements of stockholders' equity (deficit) for the period from August 25, 2003 (inception) to June 30, 2012 (unaudited);
F-4	Statements of cash flows for the six months ended June 30, 2012 and 2011 and for the period from August 25, 2003 (inception) to June 30, 2012 (unaudited);
F-5	Notes to the financial statements.
3

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2012 AND 2011

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$—	$—

Other assets
Investment in securities, net of impairment of $1,020,000 in 2010	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$162,750	$196,464
Due to related parties	—	—
Total Liabilities	162,750	196,464

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 500,000,000 shares authorized, 1,619,444 shares issued and outstanding	1,619	1,619
Additional paid in capital	5,631,707	5,631,707
Subscription receivable	(250,000)	(250,000)
Stock warrants	—	—
Deficit accumulated during the exploration stage	(5,546,076)	(5,579,790)
Total Stockholders’ Equity (Deficit)	(162,750)	(196,464)

Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2012

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from August 25, 2003 (Inception) to June 30, 2012

REVENUES	$—	$—	$—	$—	$163,500

OPERATING EXPENSES
General and administrative	5,432	2,500	7,432	4,045	548,179
Exploration costs	—	—	—	—	3,839,954
Wages and benefits	—	1,500	—	1,500	185,526
Product development	—	—	—	—	270,086
Rent and Utilities	—	—	—	—	83,606
Depreciation	—	—	—	—	8,578
TOTAL OPERATING EXPENSES	5,432	4,000	7,432	5,545	4,935,929

INCOME (LOSS) FROM OPERATIONS	(5,432)	(4,000)	(7,432)	(5,545)	(4,772,429)

OTHER INCOME (EXPENSE)
Forgiveness of debt income	41,146	—	41,146	—	41,146
Impairment of investment in securities	—		—	—	(1,020,000)
Rescission of investment in securities	—	1,020,000	—	1,020,000	1,020,000
Other income (expense)	—	—	—	—	(814,793)
TOTAL OTHER INCOME (EXPENSE)	(41,146)	1,020,000	41,146	1,020,000	(773,647)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	35,714	1,016,000	33,714	1,014,455	(5,546,076)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$35,714	$1,016,000	$33,714	$1,014,455	$(5,546,076)

EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED	$0.02	$0.67	$0.02	$0.68
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,619,444	1,519,444	1,619,444	1,494,444

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

AS OF JUNE 30, 2012

	Common Stock		Additional Paid in	Stock Subscriptions	Stock	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Warrants	Stage	(Deficit)
Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596	$0	$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)	—	—	(59,004)	(59,004)
Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596	0	234,360	(2,757,372)	(58,200)

Issuance of common stock @ $0.03 per share	2,333,333	2,333	67,667	—	—	—	70,000

Issuance of common stock @ $0.46 per share	492,336	49	224,351	—	—	—	224,400

Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000	—	—	—	2,320,000

Net loss for the year ended December 31, 2008	—	—	—	—	—	(2,690,830)	(2,690,830)
Balance, December 31, 2008	85,042,002	84,598	4,994,614	0	234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	—	—	—	—	—	(59,000)	(59,000)
Balance, December 31, 2009	85,042,002	84,598	4,994,614	0	234,360	(5,507,202)	(193,630)

Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400	—	—	—

Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267	—	—	—	—

Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000	—	—	—	1,500,000

Issuance of fractional common shares	612	—	—	—	—	—	—

Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875	—	—	—	375,000

Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)	—	—	—

Rescission of shares issued	(125,000)	(125)	(374,875)	—	—	—	(375,000)

Net loss for the year ended December 31, 2010	—	—	—	—	—	(1,064,101)	(1,064,101)
Balance, December 31, 2010	1,469,444	1,469	6,577,743	0	234,360	(6,571,303)	242,269

Rescission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)

Issuance of common stock as compensation	150,000	150	8,850				9,000

Sale of common stock @ $.25 per share	1,000,000	1,000	249,000	(250,000)			—

Debt transferred to contributed capital			60,754				60,754

Reversal of expired warrants			234,360		(234,360)		—

Net income for the year ended December 31, 2011						991,513	991,513
Balance December 31, 2011	1,619,444	1,619	5,631,707	(250,000)	0	(5,579,790)	(196,464)
Debt transferred to contributed capital			39,646				39,646
Net income for the six months ended June 30, 2012	—	—	—	—	—	33,714	33,714
Balance, June 30, 2012	1,619,444	$1,619	$5,671,353	$(250,000)	$0	$(5,546,076)	$(198,464)

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2012

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from August 25, 2003 (Inception) to June 30, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$33,714	$1,014,455	$(5,546,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	8,578
Forgivenss of debt income	(41,146)	—	(41,146)
Common stock issued for mineral property costs	—	—	2,352,500
Loss on disposal of property and equipment	—	—	17,524
Shares issued as compensation	—	1,500	9,000
Fair value discount on private placement	—	—	653,112
Impairment of Instant Wirefree technology	—	—	46,200
Impairment of investment in shares	—	—	1,020,000
Rescission of investment in securities	—	(1,020,000)	(1,020,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	—	—
Increase in accounts payable and accrued expenses	7,432	4,001	216,499
Cash flows used in operating activities	—	(44)	(2,283,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(27,128)
Proceeds from disposal of property and equipment	—	—	1,026
Instant Wirefree technology	—	—	(27,500)
Cash flows used in investing activities	—	—	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	—	48,151
Proceeds from issuance of common stock	—	—	2,076,000
Proceeds from promissory notes	—	—	213,260
Cash flows provided by financing activities	—	—	2,337,411

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(44)	—
Cash and cash equivalents, beginning of the period	—	358	—
Cash and cash equivalents, end of the period	$0	$314	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt transferred to contributed capital	$—	$0	$60,754
Shares issued for subscription receivable	$—	$0	$250,000
Shares issued on acquisition of Instant Wirefree Inc.	$—	$0	$18,700
Shares issued to settle debt	$—	$0	$213,600
Shares issued to acquire share investments	$—	$1,875,000	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

The results of operations for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding at June 30, 2012.

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

JUNE 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There was no stocked based compensation during the six months ended June 30, 2012.

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

NOTE 3 – INVESTMENT IN SECURITIES

On April 23, 2010, the Company issued 1,000,000 shares of common stock at a deemed price of $ 1.50 per share. In consideration, the Company received 1,000,000 shares of PEI Worldwide Holdings, Inc., a Nevada Corporation. The PEI shares were valued at $1,500,000. Due to a decline in value of the PEI shares for an extended period, impairment of $1,020,000 was recorded in 2010. On September 21, 2010, Vanguard signed an agreement with PEI that it would attempt to liquidate or sell its shares in PEI to a third party buyer and that if it was unable to do so in a 90 day period, which was subsequently extended, the transaction would be rescinded and Vanguard would return the shares to PEI. The transaction was rescinded in 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company signed settlement agreements with two former officers of the Company. Under the agreements, the officers have waived all rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totalling $60,754 relating to these officers were transferred to contributed capital in 2011.

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 5 – CAPITAL STOCK

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

VANGUARD MINERALS CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 6 – INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred income taxes for the three and six months ended June 30, 2012. The cumulative net operating loss carryforward is $5,546,076 at June 30, 2012, and will expire in years through 2031.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,885,666	$1,897,130
Less: valuation allowance	(1,885,666)	(1,897,130)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – FORGIVENESS OF DEBT

During the period, the Company signed a settlement agreement with a vendor under which the vendor waived all rights to rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totalling $41,146 relating to this vendor have been recognized as income from the forgiveness of debt in the current period.

NOTE 8– COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not begun to generate significant revenues, and has incurred a significant operating losses through June 30, 2012.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

On August 14, 2012, 150,000 common shares, which were issued to a former officer of the Company in 2011, were cancelled.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are an exploration stage mining company that has briefly conducted other businesses, including wireless and mobile software and management consulting. We plan to interview geological firms for our mineral properties and raise funds to develop those properties. We have previously entered into two agreements with Coastal Uranium Holdings Ltd. to acquire its rights and options to acquire an undivided 50% right, title and interest in certain mineral claims in the Athabasca region. We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 for which proceeds were released to us on August 15, 2012 and we are planning to work on the exploration of our Uranium Properties, although legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until November 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

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

On May 30, 2012, Sean Rice resigned as President and CEO and Christopher Anzalone was appointed as President, CEO and director. On August 14, 2012, Mr. Rice resigned as Principal Financial and Accounting Officer and a director. Mr. Anzalone was appointed as Principal Financial and Accounting Officer on August 14, 2012.

Our company is exclusively focused on the development of our Athabasca, Canada mineral properties and the development and exploration of other natural resource properties we would like to acquire.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011, although we were not released the proceeds of this financing until August 15, 2012 when we were able to meet the conditions of the release of the proceeds. We are not currently working on the exploration of our Uranium Properties because financing, legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until September, 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Our principal executive offices are located at 6301 NW 5th Way, Suite 5000 Ft. Lauderdale, FL 33309. Our phone number is 954-892-9376.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008. We have incurred an accumulated net loss of $5,546,076 for the period from inception to June 30, 2012. We have had $163,500 in revenues from operations since our inception.

In April, 2010, the Company briefly entered and then exited the management consulting business. It is now entirely focused on the development of its mineral interests.

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011 and the proceeds of this financing were released to us on August 15, 2012 we and are not actively working on the exploration of our Uranium Properties, because of financial, legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, this may mean that our next drilling and trenching program may not begin until September 2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling. As of the fiscal year ended December 31, 2011 we had $0 of cash on hand and $250,000 in proceeds from our June financing that were being held in escrow for us that have now been released. However, given our accounts payable, debts and existing commitment to our properties, our current cash situation is challenging and the proceeds will not allow us to significantly develop our properties.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,546,076 for the period from inception to June 30, 2012.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of June 30, 2012 was $0, as compared to the cash balance of $0 as of December 31, 2011. We drew down on our $250,000 in financing proceeds on August 15, 2012.

Periods Ending June 30, 2012 and June 30, 2011

Operating expenses for the three-month periods ended June 30, 2012 and June 30, 2011 totalled $5,432 and $4,000 respectively; and from inception to the period ended June 30, 2012 operating expenses totalled $4,935,929. The company experienced a net loss/income of 35,714, ($1,016,000) and a net loss of $(5,546,076) for the three-month periods ended June 30, 2012, June 30, 2011 and from inception to period ended June 30, 2012, respectively, against $163,500 in total revenues to date from operations. The major expense during this three-month period was for general administrative costs. We did not acquire any new mineral properties in the first six months of 2012.

The net loss per share (fully diluted -- weighted average) was $0.00 for the three-month period ended June 30, 2012.

Liquidity and Capital Resources

For the six month period ended June 30, 2012, net cash used in operating activities, was $0. For the six-month period ended June 30, 2012, net cash used in operating activities, was $0. For the period from inception to June 30, 2012, net cash used in operating activities, consisting mostly of loss from operations was $2,283,809.

For the period from inception to June 30, 2012, net cash resulting from financing activities was in the amount of $2,337,411.

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

Cash requirements

Our current cash requirements are very low. Our chief executive officer, Christopher Anzalone, continues to serve without a salary. Mr. Anzalone currently hosts our operations in his location in Ft. Lauderdale, FL without charge. Nevertheless, without continued infusions of cash from management or securing additional financing or revenues from our new line of business, we will not have enough cash to complete exploration activity on our property, which could run into tens of millions of dollars.

Research and development

We would like to spend several hundred thousand dollars over the next 12 months on exploration and extraction related to our mineral properties. We would spend significantly more money than this developing those mineral properties at the moment that our full scale extraction operation were to commence. However, currently we do not have enough cash to make more than $150,000-$200,000 of such expenditures.

Plant and equipment

We currently have a location in Ft. Lauderdale, FL provided by our chief executive officer, Christopher Anzalone, at no cost. We anticipate expanding our office within the next 6-12 months, especially if our exploration work yields promising results.

Employees

We have one employee currently, President and Chief Executive Officer Christopher Anzalone. We have several consultants engaged in our mineral exploration activities, although none are currently active as we are negotiating new contracts and interviewing them due to our recent funding. We intend to hire additional exploration and geological consultants over the next 120-180 days.

The Company’s executive offices are currently located in Ft. Lauderdale, FL. The company’s telephone number is (954)892-9376.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of June 30, 2012. Accordingly, we concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

The material weakness identified in our amended annual report on Form 10-K for the year ended December 31, 2011 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. This weakness still exists at June 30, 2012.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been notified that we may have exposure of $25,000 on a potential shareholder claim. We are in the process of settling this claim for this amount without admission of wrongdoing. The corporation may also seek indemnification from other parties to this claim after further investigation.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

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

Vanguard former President, CEO and Sole Director, James Price, who was the controlling shareholder of Vanguard was also the Managing Director of Genesis and owned 20% of the limited partnership interests in Genesis.  Mr. Price exercised control of both entities and there can be no assurance that the terms of the transaction are fair to the shareholders of Vanguard or the limited partnership interest holders of Genesis or that the terms are reflective of the terms of a similar transaction between unrelated parties.  There are significant contingencies required for Vanguard to meet the milestone requirements under the Agreement and receive up to the $250,000 cash milestone payments and there can be no assurance that such payments will ever occur.  Please see the Agreement, which is attached hereto as an exhibit which were filed on the Registrant's Form 8K on June 17, 2010 for the complete terms and conditions.

The transaction with Genesis was rescinded on September 21, 2010.

The transaction with PEI was rescinded in June, 2011. In June, 2011, we sold 1,000,000 of our common shares at $0.25 per share for an aggregate purchase price of $250,000 to various shareholders in a private placement. Proceeds of this sale were made available to us on August 15, 2012.

In June, 2011, we issued 150,000 common shares to our former President and CEO, Sean Rice, as part of his employment with the Company.

In June, 2011, we issued 1,000,000 shares for $250,000 in a private placement. Proceeds of this sale were made available to us on August 15, 2012.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanguard Minerals Corporation

DATE: August 20, 2012	/s/ Christopher Anzalone
Christopher Anzalone
President and CEO By: /s/ Christopher Anzalone Christopher Anzalone Principal Financial and Accounting Officer

