Form 10-Q
period 2012-09-30
Vanguard Minerals Corp
filed 2012-11-20
CIK 1279620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2012, the Company had 1,469,444 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The following financial statements of Vanguard Minerals Corporation (the “Company”) are included with this Quarterly Report on Form 10-Q:

F-1	Balance sheets as of September 30, 2012 and December 31, 2011 (unaudited);
F-2	Statements of operations for the three and nine month periods ended September 30, 2012 and 2011 and for the period from August 25, 2003 (inception) to June 30, 2012 (unaudited);
F-3	Statements of stockholders' equity (deficit) for the period from August 25, 2003 (inception) to September 30, 2012 (unaudited);
F-4	Statements of cash flows for the nine months ended September 30, 2012 and 2011 and for the period from August 25, 2003 (inception) to September 30, 2012 (unaudited);
F-5	Notes to the financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31,2012

	September 30, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$202,390	$-

Total current assets	202,390	-

Total Assets	$202,390	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$162,750	$196,464
Total Liabilities	162,750	196,464

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 1,666,666 shares authorized, 1,469,444 and 1,619,444 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,469	1,619
Additional paid in capital	5,622,857	5,631,707
Subscription receivable	-	(250,000)
Deficit accumulated during the exploration stage	(5,584,686)	(5,579,790)
Total Stockholders’ Equity (Deficit)	39,640	(196,464)

Total Liabilities and Stockholders' Equity (Deficit)	$202,390	$-

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Period from August 25, 2003 (Inception) to September 30, 2012
REVENUES	$-	$-	$-	$-	$163,500

OPERATING EXPENSES
General and administrative	19,610	2,500	27,042	6,545	567,789
Exploration costs					3,839,954
Wages and benefits	(9,000)		(9,000)	1,500	176,526
Product development					270,086
Rent and Utilities					83,606
Depreciation					8,578
TOTAL OPERATING EXPENSES	10,610	2,500	18,042	8,045	4,946,539

INCOME (LOSS) FROM OPERATIONS	(10,610)	(2,500)	(18,042)	(8,045)	(4,783,039)

OTHER INCOME (EXPENSE)
Forgiveness of debt income			41,146		41,146
Impairment of investment in securities					(1,020,000)
Rescission of investment in securities				1,020,000	1,020,000
Other income (expense)	(28,000)		(28,000)		(842,793)
TOTAL OTHER INCOME (EXPENSE)	(28,000)		13,146	1,020,000	(801,647)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(38,610)	(2,500)	(4,896)	1,011,955	(5,584,686)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(38,610)	$(2,500)	$(4,896)	$1,011,955	$(5,584,686)

EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)	$(0.00)	$0.66
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,469,444	1,619,444	1,469,444	1,536,111

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2012

	Common Stock		Additional Paid in	Stock Subscriptions	Stock	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Warrants	Stage	(Deficit)
Balance, December 31, 2007, as originally reported	76,216,333	$76,216	$2,388,596	$0	$234,360	$(2,698,368)	$804

Correction of an accounting error	2,000,000	2,000	(2,000)	-	-	(59,004)	(59,004)
Balance, December 31, 2007, as Restated	78,216,333	78,216	2,386,596	0	234,360	(2,757,372)	(58,200)

Issuance of common stock @ $0.03 per share	2,333,333	2,333	67,667	-	-	-	70,000

Issuance of common stock @ $0.46 per share	492,336	49	224,351	-	-	-	224,400

Common stock issued to acquire mineral interests	4,000,000	4,000	2,316,000	-	-	-	2,320,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,690,830)	(2,690,830)
Balance, December 31, 2008	85,042,002	84,598	4,994,614	0	234,360	(5,448,202)	(134,630)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(59,000)	(59,000)
Balance, December 31, 2009	85,042,002	84,598	4,994,614	0	234,360	(5,507,202)	(193,630)

Cancellation of shares set aside for share subscription	(492,336)	(49)	(224,351)	224,400	-	-	-

Effect of 300:1 reverse stock split	(84,267,834)	(84,267)	84,267	-	-	-	-

Issuance of common stock for common stock of PEI Worldwide Holdings, Inc.	1,000,000	1,000	1,499,000	-	-	-	1,500,000

Issuance of fractional common shares	612	-	-	-	-	-	-

Issuance of common stock for common stock of Genesis Ventures Fund India, I, LP	125,000	125	374,875	-	-	-	375,000

Issuance of common stock pursuant to share subscription	187,000	187	224,213	(224,400)	-	-	-

Rescission of shares issued	(125,000)	(125)	(374,875)	-	-	-	(375,000)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,064,101)	(1,064,101)
Balance, December 31, 2010	1,469,444	1,469	6,577,743	0	234,360	(6,571,303)	242,269

Rescission of shares issued for common stock of PEI Worldwide Holdings, Inc.	(1,000,000)	(1,000)	(1,499,000)				(1,500,000)

Issuance of common stock as compensation	150,000	150	8,850				9,000

Sale of common stock @ $.25 per share	1,000,000	1,000	249,000	(250,000)			-

Debt transferred to contributed capital			60,754				60,754

Reversal of expired warrants			234,360		(234,360)		-

Net income for the year ended December 31, 2011						991,513	991,513
Balance December 31, 2011	1,619,444	1,619	5,631,707	(250,000)	0	(5,579,790)	(196,464)
Cash received to pay for prior stock subscription				250,000			250,000
Canceled shares issued for services	(150,000)	(150)	(8,850)				(9,000)
Net income for the nine months ended September 30, 2012	-	-	-	-	-	(4,896)	(4.896)
Balance, September 30, 2012	1,469,444	$1,469	$5,662,857	$0	$0	$(5,584,686)	$(39,4640)

The accompanying notes are an integral part of these financial statements.

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2012

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from August 25, 2003 (Inception) to September 30, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(4,896)	$1,011,955	$(5,584,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	8,578
Forgivenss of debt income	-	-	(41,146)
Common stock issued for mineral property costs	-	-	2,352,500
Loss on disposal of property and equipment	-	-	17,524
Shares issued or (cancelled) as compensation	(9,000)	1,500	-
Fair value discount on private placement	-	-	653,112
Impairment of Instant Wirefree technology	-	-	46,200
Impairment of investment in shares	-	(1,020,000)	1,020,000
Rescission of investment in securities	-	-	(1,020,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(33,714)	6,501	162,750
Cash flows used in operating activities	(47,610)	(44)	(2,385,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(27,128)
Proceeds from disposal of property and equipment	-	-	1,026
Instant Wirefree technology	-	-	(27,500)
Cash flows used in investing activities	-	-	(53,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties		-	101,900
Proceeds from issuance of common stock	250,000		2,326,000
Proceeds from promissory notes	-	-	213,260
Cash flows provided by financing activities	250,000	-	2,641,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,390	(44)	202,390
Cash and cash equivalents, beginning of the period	-	358	-
Cash and cash equivalents, end of the period	$202,390	$314	$202,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt transferred to contributed capital	$-	$-	$60,754
Shares issued for subscription receivable	$-	$-	$250,000
Shares issued on acquisition of Instant Wirefree Inc.	$-	$-	$19,700
Shares issued to settle debt	$-	$-	$213,600
Shares issued to acquire share investments	$-	$-	$1,875,000

The accompanying notes are an integral part of these financial statements

VANGUARD MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

During the year 2011 the Company became inactive.

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

The results of operations for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the full year.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding at September 30, 2012.

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

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There was no stocked based compensation during the nine months ended September 30, 2012.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company signed settlement agreements with two former officers of the Company. Under the agreements, the officers have waived all rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totaling $60,754 relating to these officers were transferred to contributed capital in 2011.

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

In June 2011, Vanguard sold 1,000,000 shares of common stock in a private placement for $250,000. The funds were being held in escrow pending the satisfaction of certain conditions that were placed on the release of the funds. These funds were released in August, 2012

In June 2011, 150,000 shares of common stock were issued to the CEO of the Company. The shares were valued at $9,000 were cancelled by the Company in August, 2012.

NOTE 6 – INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred income taxes for the three and nine months ended September 30, 2012. The cumulative net operating loss carryforward is $5,584,000 at September 30, 2012, and will expire in years through 2031.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,898,795	$1,897,130
Less: valuation allowance	(1,898,795)	(1,897,130)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – FORGIVENESS OF DEBT

During the period, the Company signed a settlement agreement with a vendor under which the vendor waived all rights to rights to payments of liabilities owed to them by Vanguard Minerals. Liabilities on the books of the Company totaling $41,146 relating to this vendor have been recognized as income from the forgiveness of debt in the current period.

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

NOTE 9 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not begun to generate significant revenues, and has incurred a significant operating losses through September 30, 2012.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

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

We were able to complete a financing for $250,000 for sales of our common stock in June, 2011, although we were not released the proceeds of this financing until August 15, 2012 when we were able to meet the conditions of the release of the proceeds. We are not currently working on the exploration of our Uranium Properties because financing, legal and regulatory hurdles and vetting of proper consultants and supporting teams, given the shortness of the exploration season, may mean that our next drilling and trenching program may not begin until later in  2012, by which time we expect to have secured additional funding to explore beyond our currently intended drill program and geophysical surveys and corresponding ore body identification and 3D modelling.

Our principal executive offices are located at 6301 NW 5th Way, Suite 5000 Ft. Lauderdale, FL 33309. Our phone number is 954-892-9376.

Results of Operations

Until April 19, 2006, we have been involved primarily in organizational activities related to our original business of mining in Mongolia, including the acquisition of the option to acquire the Altan as well as the Ovorkhangai property mineral licenses, obtaining a geological report on our mineral licenses and initiating the first phase of exploration. After April 19, 2006, when we abandoned these efforts due to the political situation in Mongolia, we acquired wireless technology from Instant Wirefree, Inc., a Nevada corporation.  We attempted to commercialize technology for the wireless space but abandoned that effort in June, 2007.  We are currently in the process of returning to our core business of mining. Toward that end, we changed our name in September 2007 and we acquired interests in mineral claims in the Athabasca region of Canada in November 2007 and April 2008. We have incurred an accumulated net loss of $5,584,686 for the period from inception to September 30, 2012. We have had $163,500 in revenues from operations since our inception.

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

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $5,584,686 for the period from inception to September 30, 2012.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of September 30, 2012 was $202,390 as compared to the cash balance of $0 as of December 31, 2011. We drew down on our $250,000 in financing proceeds on August 15, 2012.

Periods Ending September 30, 2012 and  2011

Operating expenses for the nine month periods ended September 30, 2012 and 2011 totaled $18,042 and $8,045 respectively; and from inception to the period ended September 30, 2012 operating expenses totaled $4,946,539. The company experienced a net loss of $4,896 for the nine months ended September 30, 2012 and a net profit of $1,011,955 for the nine months ended September 30, 20112 due to a reversal of a loss taken in a prior year..

The net loss per share (fully diluted -- weighted average) was $0.00 for the nine-months ended September 30, 2012.

Liquidity and Capital Resources

For the nine month period ended September 30, 2012, net cash used in operating activities, was $47,610.

For the period from inception to September 30, 2012, net cash resulting from financing activities was in the amount of $2,641,160.

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

Fair Value of Financial Instruments. The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of September 30, 2012. Accordingly, we concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

The material weakness identified in our amended annual report on Form 10-K for the year ended December 31, 2011 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. This weakness still exists at September 30, 2012.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We settled a shareholder claim of $25,000 in August 2012.

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

Vanguard Minerals Corporation

DATE: November 12, 2012	/s/ Christopher Anzalone
Christopher Anzalone
President and CEO
By: /s/ Christopher Anzalone Christopher Anzalone Principal Financial and Accounting Officer