Form 10-K
period 2015-12-31
Zoned Properties, Inc.
filed 2016-03-09
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14300 N. Northsight Blvd., #208, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 360-8839

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), is not calculable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,124,600 shares of common stock are issued and outstanding as of March 4, 2016.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries, Tempe Industrial Properties, LLC, Gilbert Property Management, LLC, Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, Zoned Oregon Properties, LLC, Zoned Colorado Properties, LLC, and Zoned Illinois Properties, LLC, as the context may require.

Business Overview

Zoned Properties, Inc., incorporated in Nevada on August 25, 2003, believes that the traditional commercial real estate industry is being disrupted by many factors that can be characterized as “mega trends.” These trends include technological changes, shifting demographics resulting in a greater influence of millennials and social changes. The utilization of commercial property for retail, business and education is being affected by digital means as opposed to physical means. As a commercial property, project development and management services company, our mission is to identify, develop, and manage properties, initially for the medical marijuana industry and, as our operations develop, for other emerging industries. Our strategy, which is aligned with these shifting trends, positions us well to create property value and enhanced cash flow from rents leveraging our expertise in zoning, permitting, security, energy efficiency, waste and water remediation and sustainable design.

In order to drive value creation, one of trends we have focused on with respect to commercial properties has been the emergence on a state-by-state basis of licensed medical marijuana dispensaries and cultivation facilities. We have established a focus on commercial real estate development in this space to derive value from the new and emerging medical marijuana industry without directly participating in the cultivation, distribution, or sale of medical marijuana products. While we intend to expand into a variety of emerging industries, our current focus is on developing projects within the emerging medical marijuana industry.

The core of our business involves identifying and developing properties that exist within highly regulated zoning regions and may be candidates for re-zoning. For the licensed medical marijuana industry, local jurisdictions typically develop strict zoning regulations that dictate the specific region within which a licensed cultivation or retail property can operate. These regulations often include setbacks for example restricting the licensed facility from being within a mile of any parks, schools, churches, or residential districts. In some jurisdictions, local representatives will simply adopt the rules and regulations established by the state legislation. It is at that point that the local representatives welcome participation from the community and developers such as our company to establish more customized regulations for zoning that meet the local community’s needs.

We have been closely involved with local representatives in each of the developed properties currently held in our portfolio. For example, we have worked directly with local representatives in Tempe, Arizona over the past year to continue to define and develop local code that regulates the development of licensed medical marijuana facilities. The code amendments directly impact the continued development of our licensed medical marijuana cultivation facility that operates within city limits.

The process of establishing zoning and permitting will directly impact our ability to place a licensed operator in a long-term lease agreement. In a scenario where the zoning and permitting process has not been completed, such as is the case for our property in Gilbert, Arizona, we continue to work with local representatives to explore development possibilities as the industry evolves. We approach these situations on a case-by-case basis. In locations where we conclude that the zoning and permitting may not be feasible at this time but have a possibility to be successful in the future, we will likely hold the undeveloped property or lease the property out in the interim.

The successful development of zoning, permitting, construction and placement of long-term tenants creates an increased value for the property. Our property in Kingman, Arizona was successfully developed in this manner. The long-term lease agreement with a licensed operator has led to a leased-fee appraisal valued above five times the initial acquisition cost. We charge over $35 per square foot in rent, a significant premium compared to standard market rates in that region.

This is an essential aspect of our overall growth strategy and value creation because we target specifically zoned properties that can be developed as candidates for specific industry operators. Once the properties have been acquired, adequately zoned and permitted, the opportunity to increase their value becomes substantially greater as a result of above market rents, as the demand for these properties within the specific zoning region increases.

We focus on acquiring properties that have the potential to increase significantly in value and use development strategies to build long-term growth. We have established a network of experts in the fields of real estate, design, construction, operations, and management in order to provide clients and prospective tenants with complete solutions to best meet their needs. We require all of our clients and prospective tenants to go through extensive due diligence in order to be what we consider to be highly sophisticated, credit worthy and experienced operators in their industries.

We currently maintain a portfolio of properties that we own, lease, and manage. In addition, we provide direct consultation and support for the development of each property. Development can range from complete architectural design and subsequent build-out, utility installation, property management, facilities management, and state of the art security systems. There are significant challenges that exist when zoning, permitting, and constructing facilities associated with the medical marijuana market. Each state and jurisdiction adopts specific zoning and permitting regulations. We have gained valuable knowledge and experience in this area by successfully completing four major projects in the state of Arizona, a highly regulated market. We believe we can replicate this business model in other states as markets mature and tighter regulations are established.

The Company generally confirms baseline zoning during the due diligence period and as a contingency of an acquisition. Ideally, properties we consider acquiring are already zoned for use in cultivating marijuana or as a marijuana dispensary. We currently lease building space at five of the six properties in our portfolio, and lease the vacant land at our sixth property. Four of the properties leased to licensed medical marijuana tenants are located in areas where correct zoning was already in place and use as a marijuana facility was already permitted. In these instances, rezoning was not required. Two of the properties were zoned for and leased to licensed medical marijuana dispensaries, and two were zoned for and leased to licensed medical marijuana cultivation sites.

The process for confirming proper zoning and or acquiring proper permitting for a licensed medical marijuana operator generally takes several months. The confirmation process for the Kingman and Green Valley properties both took approximately one month to complete. The Chino Valley property took approximately three months to confirm the zoning and permitted use for a licensed medical marijuana cultivation facility in that local jurisdiction. The process primarily involves working directly with the local Planning and Zoning Commission or Development Director. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning laws. For example, we were recently successful in submitting an approved zoning code amendment to the City of Tempe, whereby the new zoning code allows for an increase in the size of a cultivation facility. That process took approximately six months to complete. The Tempe property is a multi-tenant facility that also leases space to tenants, which have no association to medical marijuana.

In the event a property is not properly zoned or does not permit use as a marijuana facility, we may work with local authorities to seek changes to existing zoning or permitted use. Our efforts may not be successful. For example, the Gilbert property has not been successfully zoned for a prospective licensed medical marijuana dispensary nor has it been leased to a medical marijuana operator.

Our vision is to be recognized for creating the standard in property development for emerging industries, while increasing community prosperity and shareholder value. We believe that a strong focus on the development of real estate properties will bring value to the local communities and all of our stakeholders. We have initially established a focus on properties within the licensed medical marijuana industry because we believe there will be increasing demand in this industry, as the national industry continues to evolve.

Our strategy is to rent buildings that we purchase and to earn rental income. Property acquisitions in 2014 are an indication of the commencement of principal operations. These properties represent assets that have already been identified and zoned for licensed medical marijuana operations.

We are the sole member of eight limited liability companies: Tempe Industrial Properties LLC, Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, Chino Valley Properties LLC, Zoned Colorado Properties LLC, Zoned Illinois Properties LLC, and Zoned Oregon Properties LLC.

Four of the entities have completed acquisitions of property as agents of Zoned Properties. Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have all acquired land and real property.

Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have executed lease agreements at the properties within their respective regions and have begun generating rental revenue. Zoned Properties has executed multiple lease agreements at its Tempe, Arizona properties and has been generating rental revenue.

We currently own a portfolio of six properties located in the state of Arizona, covering an aggregate of approximately 54.8 acres and having an approximate aggregate market value as of December 31, 2015 of approximately $13.5 million based on most recent appraisals. Additionally, pursuant to a letter of intent, we may acquire an additional property consisting of approximately 1.5 acres located in the state of Colorado.

Multiple state-licensed operators have approached Zoned Properties from Oregon, Washington, Colorado, New Mexico, and Illinois for consultation and to partner on development and prospective sale-lease back arrangements. We are continuously evaluating these opportunities and exploring financing terms with our funding partners.

We believe that we are well positioned to benefit from the development opportunities that the medical marijuana industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial holdings and acquisition targets have been in the state of Arizona. Unlike many other states that have legalized medical marijuana, Arizona’s program has some of the strictest regulations in the country and limits the number of dispensaries that will be allowed to be open and operate within the state. While there are hundreds of marijuana dispensaries in Denver, Colorado, the entire state of Arizona can have a maximum of 126 operating dispensaries under current legislation, 27 of which are allocated to areas under tribal jurisdictions. Of the remaining 99 dispensaries, licenses to operate 85 have been awarded, and an unknown number of other license applications are pending. Two of our properties in Arizona (in Kingman and Green Valley) are leased to operators that have been awarded dispensary licenses. This limitation on the number of dispensaries permitted to operate in Arizona under current legislation will limit our ability to purchase property in Arizona for lease to dispensary operators.

The Opportunity in Arizona

We are implementing a property acquisition strategy in the State of Arizona that includes placing a variety of operating tenants into long-term lease agreements within the medical marijuana industry. Arizona’s medical marijuana program is still in its infancy stage. There are ample property management and build-out opportunities for medical marijuana cultivation facilities and dispensaries. We are already working with multiple groups in Arizona that are in need of quality resources or experience to get these facilities operational to serve the growing marketplace. The need for expertise regarding zoned properties was one of the main catalysts in forming our company. While there are many opportunities in Arizona, most investor groups lack the resources, knowledge, and expertise to see these projects through from start to finish, and complete the necessary due diligence required to ensure a sophisticated tenant operator.

The Opportunity in Additional States

We have created a business development plan that will allow for expansion into additional states when appropriate. Each state adopts specific and constantly evolving regulations associated with zoning, permitting, and licensing for medical marijuana operators. Zoned Properties will be introducing plans for expansion into additional states over the coming months as further regulations become established. In the first quarter of 2016, we expect to work on a development project with a licensed tenant operator in Colorado and will continue to complete due diligence throughout 2016 on prospective projects in Arizona, Oregon, Washington, and Illinois.

Corporate History and Transactions

The Company was originally incorporated in Nevada on August 25, 2003 under the name, Mongolian Explorations Ltd.

In September 2013, Marc Brannigan acquired 125,000 shares of our common stock, which represented approximately 91.54% of the then issued and outstanding voting power of the Company. The transaction resulted in a change in control of the Company.

In December 2013, we entered into a Note Purchase and Loan Participation Assignment Agreement with two related parties and five individual investors, pursuant to which we issued 8,333 shares of common stock and two convertible promissory notes aggregating $170,000 to purchase a promissory note dated February 19, 2013. The promissory note in the principal amount of $209,400, has a maturity date of February 1, 2018 and is secured by a Mortgage/Deed of Trust on Real Property. There was no gain or loss recognized in this transaction. The transaction closed on January 8, 2014. On March 12, 2014, we sold the note for a cash payment of $210,500. The Company reported a realized gain of $41,019.

In December 2013, the board of directors approved the issuance of 700,000 shares of preferred stock to a related party partially owned by our former President for professional services in connection with setting up the commercial property acquisition business, management of the business and running the daily operations of the Company. On July 22, 2014, these 700,000 shares were redeemed by us for a cost of $700.

On January 22, 2014, we entered into a real estate purchase agreement pursuant to which we acquired certain land located in Gilbert, Arizona for a total payment of $266,667, of which $250,000 was paid in cash, and $16,667 was paid by issuing 139 shares of the common stock of the Company at a price of $120 per share. Simultaneously, we issued 833 shares of common stock of the Company to Cumbre Investment LLC, a related party of the Company, to acquire its right of first refusal on the land. The transaction closed on January 22, 2014.

On January 29, 2014, we entered into a purchase and consulting agreement with Ultra Health, LLC,, a related party due to common ownership and investments made by a beneficial stockholder of the Company (“Ultra Health”), pursuant to which we acquired a permanent modular building located in Gilbert, Arizona for total payments of $675,000. Simultaneously, we issued 1,166 shares of common stock of the Company at a price of $120 per share to the seller of the building to acquire a conditional use permit for the building. The transaction closed on January 29, 2014. In connection with the 1,536 square foot modular building discussed above, on April 10, 2015, we became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona discussed elsewhere in this prospectus. We review our rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, we determined that the Gilbert building carrying value of $675,000 was not recoverable and we recorded an impairment loss of $675,000

On March 7, 2014, we entered into a real estate purchase agreement with Maryland LLC, pursuant to which we acquired certain property located in Tempe., Arizona for total payments of $4,600,000, of which $2,500,000 was paid in cash and a $2,100,000 mortgage note from Maryland LLC. The transaction closed on March 7, 2014. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project.

During the first quarter of 2014, we issued 48,933 shares of restricted common stock at a price of $120.00 per share to approximately 28 accredited investors pursuant to a private placement, exempt from registration under the Securities Act. The total proceeds the Company received from this private placement were approximately $5,872,000, less the $10,000 recorded as a subscription receivable.

On April 4, 2014, we entered into a purchase agreement with Ultra Health pursuant to which we acquired a modular building in Green Valley, Arizona for total payment of $87,073. On October 22, 2014, Green Valley entered into a real estate purchase and sale agreement with a company owned by Duke Rodriguez who became a beneficial stockholder of the Company in July 2014 (“Duke Rodriguez”), pursuant to which we acquired the property located in Green Valley, AZ for a purchase price of $400,000.

During the first quarter of 2014, we issued a total of 24,382 shares of common stock of the Company to settle the principal obligations of certain convertible notes payable – related parties in the amount of $330,440.

On April 14, 2014, our board of directors and its representative shareholders elected to retire 38,135 shares of common stock back into the company treasury.

Effective May 13, 2014, the Company completed a 1:120 reverse split of its common stock.  As permitted by Nevada law, the reverse split was completed with the approval of the board of directors without the requirement for shareholder consent.

On July 22, 2014, the Board of Directors accepted a subscription agreement from the McLaren Family LLLP, whose general partner is Alex C. McLaren, a Director and the father of the Company’s current President and CEO Bryan McLaren, for the acquisition of 1,000,000 shares of the Company’s Preferred Stock for cash of $1,000. We simultaneously accepted a subscription agreement from a beneficial common stockholder, for the acquisition of 1,000,000 shares of the Company’s preferred stock for cash of $1,000. Additionally, on July 22, 2014, we accepted a subscription agreement from Gregory Johnston, a beneficial shareholder, for the acquisition of 1,000,000 shares of the Company’s Preferred Stock for cash of $1,000. In addition to a beneficial ownership of common stock, Mr. Johnston holds 50% of the current Preferred Stock that controls the Company.

On August 12, 2014, we entered into a real estate purchase agreement with Stormwind Group, LLC, a company owned by Duke Rodriguez, pursuant to which we acquired 11.3 acres in Bernalillo County, New Mexico for total payment of $2,750,000. As discussed elsewhere in this prospectus, on July 9, 2015 and amended and made effective on August 1, 2015 (the “Settlement Date”), we entered into a settlement agreement with Duke Rodriguez, Ultra Health, LLC, and Cumbre Investment, LLC (the “ Defendants”), that, among other things, settles all claims and grants mutual general releases. Under the terms of the settlement, we transferred title to the Bernalillo, New Mexico property to the Defendants.

On September 22, 2014, the Company purchased two vehicles from Arizona RV Supercenter for the aggregate purchase price of $38,855. We intend to use the vehicles on site for property and facilities management.

On October 22, 2014, Green Valley Group, LLC, our wholly owned subsidiary, entered into a real estate purchase and sale agreement with a company owned by Duke Rodriguez, pursuant to which we acquired the property located in Green Valley, AZ for a purchase price of $400,000.

From August 2014 to December 2014, we issued 1,850,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended at a price of $1.00 per share for proceeds of $1,850,000.

On April 10, 2015, we became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (collectively, the “Defendants”), Case No. CV-2015-004225, wherein we alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and had made material misrepresentations or had negligently misrepresented certain material elements upon which we relied in purchasing the land upon which that building was to be constructed, which the Defendants failed to deliver. On June 8, 2015, we filed a motion to dismiss the counterclaim. On July 9, 2015 and amended and made effective on August 1, 2015, we entered into a settlement agreement with the Defendants that, among other things, settles the pending claims and grants mutual general releases.

Under the terms of the settlement:

1.	On August 1, 2015, we transferred title to its Bernalillo, New Mexico property to Defendants. At June 30, 2015 and December 31, 2014, the carrying value of this property was $2,719,658 and $2,737,863, respectively. In connection with such property, we forfeited quarterly straight-lined rental revenue of approximately of $287,000 through September 2024. For the years ended December 31, 2015 and 2014, rental revenues from this property amounted to $150,000 and $30,000, respectively.
2.	The Defendants returned 2,496,054 shares of common stock to the Company and we cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the treasury shares purchased and retired;
3.	The Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 Acres of land and we acquired an additional parcel in Chino Valley for $200,000 in cash. Based on an independent appraisal, on the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000.
4.	We obtained water rights associated with property in Chino Valley, Arizona effective December 31, 2015.

In connection with the settlement agreement, we did not record any settlement gain or loss.

On October 27, 2015, we entered into a letter of intent with X Bar Ranch LLC to acquire a 44-acre parcel of real property located at 421 Upper Cattle Creek Rd., Carbondale, CO for a purchase price of $1,000,000. We deposited $42,500 in earnest money with an escrow agent and the $957,500 balance is payable in cash at closing. We had the right to terminate the agreement on or prior to December 14, 2015 in the event we were unable to complete a satisfactory due diligence inspection for the property. As permitted pursuant to the terms of the X Bar letter of intent, the Company terminated the letter of intent with X Bar on December 14, 2015 and the deposit was returned.

On October 2, 2015, we entered into a letter of intent with HQ Holdings LLC, to acquire a 2,497 square foot parcel of real property located at 730 Main Street, Silt, CO for a purchase price of $430,000, of which $4,000 has been deposited into an earnest money escrow and the $426,000 balance is due in cash at closing. The obligations of the parties to complete the sale and purchase are conditioned upon consummation of the transactions contained in the letter of intent with X Bar Ranch LLC described in the preceding paragraph. Pursuant to the terms of the HQH letter of intent, the closing of the Silt property acquisition was conditioned upon consummation of the Carbondale property acquisition. Accordingly, the HQH letter of intent was terminated on December 14, 2015, following termination of the letter of intent with X Bar.

On February 16, 2016, we entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by Alan Abrams, a significant stockholder of the Company.

Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100.00, shall be returned to Tenant.

On February 17, 2016, we entered into a letter of intent (the “Parachute LOI”) with Parachute Development Corporation (“Parachute”) pursuant to which the parties agreed to the material terms of a purchase agreement to be entered into by the parties.

Pursuant to the terms of the Parachute LOI, the parties will have the option to execute a purchase agreement consistent with the terms of the Parachute LOI no later than 45 business days after execution of the Parachute LOI. The purchase agreement will provide for the purchase of property in Parachute, Colorado, by Zoned Colorado and the sale of such property by Parachute. The purchase price of the property will be $499,857. Zoned Colorado will pay 55% of the purchase price in cash. Parachute will finance 45% of the purchase price at an interest rate of 6.5% amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. We will have a right of first refusal on three additional lots owned by Parachute in Parachute, Colorado. The Parachute LOI provides that the purchase agreement will be subject to certain contingencies, including that Zoned Colorado must obtain financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, and the tenant’s obtaining a license to cultivate on the property.

We are the sole member of eight limited liability companies: Tempe Industrial Properties LLC, Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, Chino Valley Properties LLC, Zoned Colorado Properties LLC, Zoned Illinois Properties LLC, and Zoned Oregon Properties LLC. Four of the entities have completed acquisitions of property as agents of Zoned Properties. Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have all acquired land and real property. Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have executed lease agreements and have begun generating rental revenue. Zoned Properties has executed multiple lease agreements at its Tempe, Arizona property and has been generating rental revenue. Pursuant to the Settlement Agreement referenced above, the Bernalillo property was transferred to the Defendants and thereafter no longer an asset of the Company.

During the year ended December 31, 2015, we generated revenue of $1,395,294, including $980,509 from related parties, and had a net loss of $1,372,030. During the year ended December 31, 2014, we generated revenue of $467,914, including $140,527 from related parties, and had a net loss of $5,740,366.

Customers

We target customers who require assistance with identification, development, and management of sophisticated, safe, and sustainable properties in a variety of emerging industries including the licensed medical marijuana industry. The most significant barrier to success for many industry operators includes distractions from primary business operations. These distractions often include services related to the identification, zoning, permitting, design, and construction of properties.

We complete significant due diligence on any prospective customer as a prospective tenant operator regardless of industry focus. Credit-worthiness, character, and cash flows are all important traits that contribute to a sophisticated customer for the Company.

Marketing

We do not actively market our services using any direct marketing campaigns. Industry reputation, word-of-mouth, and networking are the primary tools used by us to complete the marketing of our services. We maintain an updated website, shareholder presentation, and profile outlining its services. These tools are created for transparency of operations and activities. Our executive management believes the reputation of having integrity is an essential tool for marketing and business development.

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing licensed medical marijuana operations may be limited as more competitors enter the market. Several competitors have recently entered the marketplace, including Cannabis-RX, Inc., The Cannabis Business Group, Inc., MJ Holdings, Inc., Home Treasure Finders, Inc., Advanced Cannabis Solutions, Inc. and Grow Condos, Inc. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, marijuana operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for marijuana grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the marijuana business, but have identified value in a piece of real estate that we may be interested in acquiring.

Government Regulation

We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen’s compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

In addition, zoning commercial properties for specific purposes, such as medical marijuana dispensaries or cultivation facilities, is subject to specific regulations to the zoning requirements for the city, county and state related to any medical marijuana facility. We expect regulations to get tighter as time goes on.

In November 2010, Arizona voters passed the Arizona Medical Marijuana Act (“AMMA”). The AMMA designates the Arizona Department of Health Services (“ADHS”) as the licensing authority for the program. ADHS is tasked with issuing Registry Identification Cards (“RIC”) to qualifying patients, designated caregivers, and dispensary agents, as well as selecting, registering, and providing oversight for nonprofit medical marijuana dispensaries. With permission from ADHS, qualifying patients or their caregivers may cultivate marijuana if the patient lives more than 25 miles from a dispensary. Currently over 95% of the state is covered within the 25-mile rule, which will eliminate the caregiver model that has been able to survive since the program’s inception in 2010.

Qualifying patients can legally possess and purchase medical marijuana under Arizona law as long as they hold a RIC. They acquire their medicine from non-profit medical marijuana dispensaries. These dispensaries acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, sell, and dispense medical marijuana. Arizona is divided into 126 Community Health Assessment Areas (each, a “CHAA”) and each CHAA may only have one dispensary located within it. Dispensaries are the only place patients are legally allowed to purchase medical marijuana in Arizona. Arizona law permits the number of CHAAs to change based on the number of registered pharmacies in Arizona. In order to operate, a dispensary must have a Dispensary Registration Certificate and Approval to Operate Certificate from ADHS. The first dispensaries began operation in 2012, and it is anticipated that at maturity, there will be about 112 dispensaries statewide – one in each CHAA not part of one of Arizona’s Native American Indian Reservations.

The U.S. Government classifies marijuana as a schedule-I controlled substance. The federal Controlled Substances Act (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. The Company maintains its operations so as to remain in compliance with the CSA. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalize its use for medicinal purposes. Federal prosecutions of marijuana crimes, where the operators are acting in accordance with state law are rare, however. This is the result of U.S. Justice Department policies under the current presidential administration that allow states to implement these laws and favor not prosecuting individuals operating in accordance with applicable state law. It is possible, however, that future presidential administrations could reverse the current position regarding enforcement of federal marijuana laws, thereby effectively eliminating the legal marijuana industry.

Employees

As of December 31, 2015, we had three full-time employees. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this prospectus, including information in the section of this prospectus entitled “Cautionary Note Regarding Forward-Looking Statements” before making an investment decision. The risks and uncertainties described below are not the only ones facing Zoned Properties. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

Because we have limited operating history in the cannabis industry, we may not succeed.

We have limited operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

We may need to raise additional funds through public or private debt or equity financings, as well as obtain credit from vendors to be able to fully execute our business plan. If we are unable to successfully raise the capital we need, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. In addition, any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

Because we may be unable to identify and or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

Our business plan involves the identification and the successful acquisition of properties, which are zoned for marijuana businesses, including cultivation and retail. The properties we acquire will be leased to licensed marijuana operators. Local governments must approve and adopt zoning ordinances for marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

In addition, some jurisdictions, such as Arizona, impose limits on the number of medical marijuana dispensaries that will be permitted to operate within designated geographic areas. Such limitations inherently place constraints on the number of properties we acquire for lease to operators in the marijuana industry.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of September 30, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, Colorado and Washington have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Should such a change occur, our business operations would be affected. If our marijuana tenants are forced to shut their operations, we would need to seek to replace those tenants with non-marijuana tenants, who would likely expect to pay lower rents. Moreover, if the marijuana industry were forced to shut down at once, it would result in a high amount of vacancies at once and create a surplus of supply, driving leases and property values lower. Additionally, we would realize an economic loss on any and all improvements made to the properties that were specific to the marijuana industry and we would likely lose any and all investments in the U.S. market that were marijuana related.

In addition, although we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities to growers of medicinal marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the Controlled Substance Act (the “CSA”), pursuant to which a range of activities including cultivation and use of cannabis for personal use is prohibited, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;
●	Diversion of medical marijuana from states where is legal to states where it is not;

●	Using state authorized marijuana activity as a pretext of other illegal drug activity;

●	Preventing violence in the cultivation and distribution of marijuana;

●	Preventing drugged driving;

●	Growing marijuana on federal property; and

●	Preventing possession or use of marijuana on federal property.

In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profits.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our clients may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued guidelines to banks that “it is possible to provide financial services” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCEN guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we buy and lease property, we will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging.

Because we will compete with others for suitable properties, competition will result in higher costs that could materially affect our financial condition.

We will experience competition for real estate investments from individuals, corporations and other entities engaged in real estate investment activities, many of whom have greater financial resources than us. Competition for investments may have the effect of increasing costs and reducing returns to our investors.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination, which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems, which may require material expenditures for remediation.

Because we may not be adequately insured, we could experience significant liability for uninsured events.

While we currently carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance; however, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

If we are found non-compliance with the Americans with Disabilities Act, we will be subject to significant liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

We have never paid dividends on our common stock, and cannot guarantee that we will pay dividends to our stockholders in the future.

We have never paid dividends on our common stock. For the foreseeable future, we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock. However, in the future, our board of directors may declare dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them. We cannot guarantee that we will pay dividends to our stockholders in the future.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Commencing on the effective date of the registration statement of which this prospectus is a part, and continuing for at least one year thereafter, we will be required to file certain reports with the SEC pursuant to Section 15(d) of the Exchange Act. We intend to file periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and regulations of the Exchange Act. We work with independent legal, accounting and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us. It will require the time and attention of management and will require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our business effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to compete in the marketplace.

We are dependent on Bryan McLaren, our Chief Executive Officer and President, and the loss of this officer could harm our business and prevent us from implementing our business plan in a timely manner.

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. Although we intend to purchase a key person life insurance policy on our Chief Executive Officer and President, we do not currently maintain such a policy. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

Adam Wasserman, our Chief Financial Officer, does not dedicate 100% of his time to our business.

Adam Wasserman, our Chief Financial Officer, provides services to us under a letter agreement with CFO Oncall, Inc (“CFO Oncall”), which permits him to provide services to other companies during the term of the agreement. Mr. Wasserman is Chief Executive Officer of CFO Oncall, where he owns 80%. All compensation payable under the letter agreement is paid to CFO Oncall. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as Chief Financial Officer of Pen Inc. since January 2015 and Point Capital, Inc. since August 2015, and other companies from time to time. Mr. Wasserman also served as Chief Financial Officer of Cleantech Solutions International, Inc. from December 2012 to February 2016 and LegecyXchange, Inc. from November 2014 to February 2016, and other companies from time to time. Mr. Wasserman dedicates approximately 31% of his business time to us. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our financial matters and communication needs. Mr. Wasserman’s other projects may detract from the time he can spend on our business.

Risks Related to Our Common Stock

Our common stock is quoted on the OTCQX, which may limit the liquidity and price of our common stock more than if our common stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the OTCQX, an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTCQX may limit the liquidity and price of our securities more than if our securities were listed on the Nasdaq Stock Market or another national exchange. As an OTCQX company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQX. These factors may have an adverse impact on the trading and price of our common stock.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions and in the real estate industry,

●	changes in market valuations of similar companies,

●	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments,

●	loss of a major customer, partner or joint venture participant and

●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock has in the past been a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

In the past, our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not be classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our preferred stockholders together have voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

Each of our preferred stockholders beneficially owns 1,000,000 shares of our preferred stock. Each share of preferred stock entitles the holder to 50 votes per share. In contrast, each share of our common stock has one vote per share. Each of our preferred stockholders holds approximately 43% of the voting power of our outstanding capital stock. Because of the 50-to-1 voting ratio between our preferred stock and our common stock our preferred stockholders together control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval. The preferred stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Because we are subject to additional regulatory compliance matters as a result of being a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act, and our management has limited experience managing a public company, the failure to comply with these regulatory matters could harm our business.

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company. Bryan McLaren, our President, has little experience running a public company. For now, he will rely heavily on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be more costly than we are able to bear and could result in us not being able to successfully implement our business plan.

We expect rules and regulations such as the Sarbanes-Oxley Act will increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, but will not be required to provide an auditor’s attestation regarding such report. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our management determines that our internal controls over financial reporting are not effective, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

Rule 144 Related Risks

Pursuant to Rule 144, a person who has beneficially owned restricted shares of our common stock for at least six months is entitled to sell his or her securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

In addition, as a former shell company, we are subject to additional restrictions. Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, such as Zoned Properties. Rule 144 is not available for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K, and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Therefore, Rule 144 will be unavailable for resales by our stockholders until at least 12 months following the time that the registration statement on Form S-1, of which this prospectus forms a part, is declared effective by the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are currently located at 14300 N. Northsight Blvd., #208, Scottsdale, AZ 85260.

On February 1, 2014, we executed a 39-month operating lease for our old office space. The annual rent during year one is $31,302, year two is $32,241 and year three $33,215. We also paid a security deposit of $3,267. We have since vacated this office location and have subleased the premises.

On January 27, 2015, we executed a 24-month operating lease for our current office space. We were able to negotiate a lower rental payment by pre-paying the entire sum of the 24-months of rental payments under the lease agreement in the amount of $57,358.25. We also paid a security deposit of $2,600.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) vacant land in Gilbert, Arizona, (iv) a multi-tenant industrial park in Tempe Arizona, which includes debt in the form of a $2,100,000 carry-back note held by the seller, (v) land and real property of approximately 50 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to multiple tenants and are managed by our Real Estate Services division. Each of these leased properties is generating revenue to date.

ITEM 3. LEGAL PROCEEDINGS

Holistic Patient Wellness Group, LLC (“HPWG”) leased from the Company retail space in Tempe, Arizona to operate a medical marijuana cultivation site. HPWG claims that the Company violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that HPWG had breached the lease, and terminated the lease and retook possession of the property. On May 27, 2014, HPWG filed a petition for an order to show cause, seeking an expedited ruling on its claim that Zoned violated the terms of the stipulated preliminary injunction. The court re-set the hearing multiple times, ultimately continuing it until March 17, 2015. On April 27, 2015, two entities related to HPWG moved for leave to amend their answer and counterclaim to assert several new claims against new parties, including the Company. On June 2, 2015, the court sua sponte denied the motion. On August 17, 2015, the court granted a renewed request made by the two entities related to HPWG to move for leave to amend their answer and counterclaim, but expressly afforded us an opportunity to respond in opposition to such a motion. On October 20, 2015, HPWG filed a motion to enforce a purported settlement agreement with us and to dismiss its claims against us. We responded in opposition to the motion, because (i) the mutual release in the purported settlement agreement was too broad in its scope, and (ii) we want to preserve our right to seek an award of attorney’s fees and costs against HPWG. On February 1, 2016, the Court granted HPWG’s motion to enforce the settlement agreement and to dismiss the claims against the Company, each party to bear its own attorneys’ fees and costs. As of February 25, 2016, the parties had submitted proposed forms of judgment and are waiting for the Court to enter final judgment dismissing the Company from the lawsuit. The Company has no financial obligations to HPWG as result of the settlement and dismissal.

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

In lieu of filing an amended complaint in Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-00304 (see above), Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a new complaint against the Company, President and CEO Bryan McLaren, Board Member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. As in the prior action, the complaint concerns the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs have asserted various contract and tort claims against the Company and its related parties, and seek $10,000 per day “for each day that [the Company] remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016, and is still being evaluated. It is anticipated that a timely response will be filed on or before March 8, 2016.

In a letter dated February 4, 2016, the Company’s former Chief Operating Officer (“COO”), through legal counsel, made a written demand on the Company related to her resignation on December 29, 2015. In her letter, COO alleges, among other things, that: the Company refused to establish a bonus program for COO as had been represented to her before she joined the Company, that she was not allowed to perform her duties,  and that she was subject to “mistreatment” by the Chief Executive Officer. COO has demanded $500,000 to settle her purported claims. On February 18, 2016, the Company responded to COO’s written demand, denied all liability, and offered an additional one-month of severance pay (approximately $8,350) in exchange for a full release to settle the dispute. As of March 5, 2016, COO has not responded. The Company believe that COO’s allegations are without merit and will vigorously defend against any claims or lawsuit.

Except as set forth above, there are no pending or threatened legal or administrative actions pending or threatened against us that we believe would have a material effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQX, operated by the OTC Markets Group, under the symbol “ZDPY.” Prior to December 28, 2015, our common stock was quoted on the Pink Sheets. There have been minimal recent public quotations of our common stock on the Pink Sheets or the OTCQX. There has never been an active public market for our common stock.

The following table reflects the high and low bid information for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. As of May 12, 2014, we effected a 1-for-120 reverse stock split. All prices in the following table give effect to the reverse split.

Quarter Ended	High	Low
December 31, 2015	$18.00	$8.50
September 30, 2015	$34.00	$18.00
June 30, 2015	$50.00	$30.00
March 31, 2015	$50.00	$34.00

December 31, 2014	$30.00	$8.50
September 30, 2014	$30.00	$15.00
June 30, 2014	$1,499.40	$30.00
March 31, 2014	$3,372.15	$40.82

On March 4, 2016, the closing price of our common stock on the OTCQX was $___ per share.

Holders of Common Stock

As of March 4, 2016, there were approximately 147 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

Date	Name of Person or Entity	Nature of Each Offering	Jurisdiction	Number of shares offered	Number of Shares sold	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
1/10/2015	Multiple Parties*	Section 4(a)(2)	N/A	30,000	30,000	$1.00	For Services	Restricted	Yes
5/1/2015	Patricia Haugland	Section 4(a)(2)	N/A	15,000	15,000	$1.00	For Services	Restricted	Yes
5/6/2015	Newbridge Financial, Inc. **	Rule 506	N/A	500,000	500,000	$1.00	$500,000	Restricted	Yes
5/6/2015	Phillip B. Kenny Trust	Rule 506	N/A	500,000	500,000	$1.00	$500,000	Restricted	Yes
6/16/2015	Vincent Cunzio	Rule 506	N/A	45,000	45,000	$1.00	Settlement	Restricted	Yes
6/16/2015	PCSR&P Holdings, LLC	Rule 506	N/A	5,000	5,000	$1.00	Settlement	Restricted	Yes
7/31/2015	Kimberly Anderson	Section 4(a)(2)	N/A	2,500	2,500	$1.00	For Services	Restricted	Yes
9/30/2015	Hayden IR	Section 4(a)(2)	N/A	7,500	7,500	$1.00	For Services	Restricted	Yes
10/20/2015	Doug Reed	Section 4(a)(2)	N/A	1,000	1,000	$5.00	For Services	Restricted	Yes
10/20/2015	CFO Oncall, Inc.	Section 4(a)(2)	N/A	19,600	19,600	$5.00	For Services	Restricted	Yes

*Company issued stock to three (3) board members as compensation for services.

**Newbridge Financial, Inc.’s Executive Chairman is Guy Amico.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On October 1, 2014, the Board of Directors authorized the 2014 Equity Compensation Plan (the “Plan”), which reserved 10,000,000 shares of common stock. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2015, by an amount equal to one and one-half percent (1.5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 400,000 shares of common stock. If any share of common stock that have been granted pursuant to a stock option ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminates, such shares shall again be available for distribution in connection with future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	N/A	--

Equity compensation plans not approved by security holders	1,550,000	$1.00	8,450,000

Total	1,550,000	$1.00	8,450,000

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of the date of this annual report on Form 10-K, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 17,124,600 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Holders of the Company’s common stock are entitled to share in all dividends that our board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

Preferred Stock

Our articles of incorporation, as amended, authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time one or more classes or series of preferred stock. Each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders.

The certificate of designation for the preferred stock provides that the shares are not convertible into any other class or series of stock. Holders of preferred shares are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, holders of preferred stock will be entitled to receive $1.00 per share plus redemption provision before assets are distributed to other stockholders. Holders of preferred shares are entitled to dividends equal to common share dividends. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

●	alteration of the rights, preferences of privileges of the preferred stock,

●	creation of any new class of stock having preferences over the preferred stock,

●	repurchase of any of our common stock,

●	merger of consolidation with any other company, other than one of our wholly-owned subsidiaries,

●	sale, conveyance or other disposal of, or creation or incurrence of any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sale and leaseback of, all or substantially all of our property or business, or

●	incurrence, assumption or guarantee of any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

Holders of a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of our outstanding voting shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

Holders of preferred shares vote along with common stockholders on each matter submitted to a vote of security holders. As a result of the multiple votes accorded to holders of the preferred stock, Greg Johnston and Alex McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. On those matters that require the approval of at least 51% of the preferred stock, both Mr. Johnston and Mr. McLaren must provide their approval inasmuch as each of them owns 50% of the outstanding preferred stock.

Dividends

Historically, we have not paid any cash dividends on our common stock. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations. However, in the future, our board of directors may declare dividends on our common stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. We cannot guarantee that we will pay dividends to our stockholders in the future. Holders of preferred shares are entitled to dividends equal to common share dividends.

Anti-Takeover Effects of Certain Provisions of Our Articles of Incorporation, as Amended, and Our Bylaws

These provisions, summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with us. We believe that the benefits of increased protection and our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging these proposals because, among other things, negotiation of these proposals could result in an improvement of their terms.

Preferred Stock. Our articles of incorporation, as amended, authorize our board of directors to issue from time to time any series of preferred stock and fix the voting powers, designation, powers, preferences and rights of the shares of such series of preferred stock.

Calling of Special Meetings of Stockholders. Our bylaws provide that special meetings of the stockholders may be called only by the chairman of the board or the chief executive officer, and shall be called by the chairman of the board or the secretary (i) when so directed by the board, or (ii) at the written request of stockholders owning shares representing at least 25% of voting power in the election of directors.

Advance Notice Requirements for Stockholder Proposals and Director Nominations. Our bylaws establish an advance notice procedure for stockholder proposals to be brought before a meeting of our stockholders, including proposed nominations of persons for election to the board of directors.

Removal of Directors; Vacancies. Our bylaws provide that a director may be removed from office by stockholders for cause, or without cause by a majority vote of the stockholders. A vacancy on the board of directors may be filled only by a majority of the directors then in office.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of this annual report on Form 10-K.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

Business and Corporate History

We are a strategic real estate development firm whose primary mission is to identify, develop, and manage sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. Our vision is to be recognized for creating the standard in property development for emerging industries, while increasing community prosperity and shareholder value. We believe that a strong focus on the development of real estate properties will bring value to the local communities and all of our stakeholders. We have initially established a focus on properties within the medical marijuana industry because we believe there will be increasing demand in this industry, as the national industry continues to evolve.

We target commercial properties that can be acquired and potentially re-zoned for specific development purposes, including but not limited to, licensed medical marijuana dispensaries or cultivation facilities. The core of our business involves identifying and acquiring properties that exist within highly regulated zoning regions and may be candidates for re-zoning. This is an essential aspect of our overall growth strategy because we target uniquely zoned properties that are developed as candidates for specific industry operators. Once the properties have been acquired and/or re-zoned, their value may be substantially higher as demand for properties within the specific zoning region increases.

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the year ended December 31, 2015, improvements made to rental properties amounted to $75,447. As of December 31, 2015, a summary of rental properties owned by us consisted of the following:

Description	Tempe, AZ	Tempe, AZ		Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
	Mixed -use warehouse/office	Mixed -use warehouse/office	Gilbert, AZ Land	Retail (special-use)	Greenhouse / Nursery	Retail (Special-Use)
Current Use	Medical marijuana cultivation and packaging	Warehouse/office	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	March 2014	March 2014	January 2014	October 2014	August 2015	May 2014
Lease Start Date	August 2015	April 2015	N/A	October 2014	August 2015	October 2014
Lease End Date	July 2035	March 2020	N/A	September 2024	July 2035	September 2024
Total Rentable Sq. Ft.	60,000	22,355	0	1,440	38,799	1,497
Sq. Ft. rented as of December 31, 2015	5,000	22,355	N/A	1,440	15,000	1,497
Vacant Rentable Sq. Ft.	55,000	0	N/A	0	23,799	0
Land Area	3.65 Acres 158,772 Sq. Ft.	1.28 Acres 56,000 Sq. Ft.	0.8 acres 34,717 Sq. Ft.	1.33 Acres 57,769 Sq. Ft.	47.6 Acres 2,072,149 Sq. Ft.	0.16 Acres 7,061 Sq. Ft
Total # of tenants	1	1	N/A	1	1	1
# of related party tenants	1	0	N/A	1	1	1

Annual Base Rent:
2016	$165,371	$196,377	$-	$121,196	$480,000	$153,090
2017	173,639	202,266	-	127,256	514,500	160,745
2018	182,328	208,329	-	133,619	540,225	168,782
2019	191,442	214,588	-	140,300	567,236	177,221
2020	201,014	54,041		147,315	595,598	186,082
Thereafter	4,375,384	-	-	620,269	12,964,099	783,497
Total	$5,289,178	$875,601	$-	$1,259,955	$15,661,658	$1,629,417

Annualized $ per rented Sq. Ft.
2015	$24	$8	-	$76	$22	$93
2016	$33	$9	-	$84	$32	$102
2017	$35	$9	-	$88	$34	$107

Recent Developments

On April 10, 2015, we became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (“The Defendants”), Case No. CV-2015-004225, wherein we alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and had made material misrepresentations or had negligently misrepresented certain material elements upon which we relied in purchasing the land upon which that building was to be constructed, which the Defendants failed to deliver. On June 8, 2015, we filed a motion to dismiss the counterclaim. On July 9, 2015 and amended and made effective on August 1, 2015, we entered into a settlement agreement with the Defendants that, among other things, settles the pending claims and grants mutual general releases.

Under the terms of the settlement:

1.	On August 1, 2015, we transferred title to its Bernalillo, New Mexico property to Defendants. At June 30, 2015 and December 31, 2014, the carrying value of this property was $2,719,658 and $2,737,863, respectively. In connection with such property, we forfeited quarterly straight-lined rental revenue of approximately of $287,000 through September 2024. For the years ended December 31, 2015 and 2014, rental revenues from this property amounted to $150,000 and $30,000, respectively.
2.	The Defendants returned 2,496,054 shares of common stock to the Company and we cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the treasury shares purchased and retired;
3.	The Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 Acres of land and we acquired an additional parcel in Chino Valley for $200,000 in cash. Based on an independent appraisal, on the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000.
4.	We obtained water rights associated with property in Chino Valley, Arizona effective December 31, 2015.

In connection with the settlement agreement, we did not record any settlement gain or loss.

On February 16, 2016, we entered into a binding letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by Alan Abrams, a significant stockholder of the Company.

Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by us to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. Pursuant to the LOI, we shall construct certain tenant improvements in the premises for this tenant's use with an estimated budget of approximately $2 million.

On February 17, 2016, we entered into a binding letter of intent (the “Parachute LOI”) with Parachute Development Corporation (“Parachute”) pursuant to which the parties agreed to the material terms of a purchase agreement to be entered into by the parties. Pursuant to the terms of the Parachute LOI, the parties will execute a purchase agreement consistent with the terms of the Parachute LOI no later than 45 business days after execution of the Parachute LOI. The purchase agreement will provide for the purchase of property in Parachute, Colorado, by us and the sale of such property by Parachute. The purchase price of the property will be $499,857. We will pay 55% of the purchase price in cash. Parachute will finance 45% of the purchase price at an interest rate of 6.5% amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. We will have a right of first refusal on three additional lots owned by Parachute in Parachute, Colorado. The Parachute LOI provides that the purchase agreement will be subject to certain contingencies, including that we must obtain financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, and the tenant’s obtaining a license to cultivate on the property.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2015 and 2014, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2015 and 2014.

Comparison of Results of Operations for the Year ended December 31, 2015 and 2014

Revenues

For the year ended December 31, 2015 and 2014, revenues consisted of the following:

	Year ended December 31,
	2015	2014

Rent revenues	$414,785	$327,387
Rent revenues – related party	980,509	140,527
Total revenues	$1,395,294	$467,914

For the year ended December 31, 2015, total revenues amounted to $1,395,294, including related party revenues of $980,509, as compared to $467,914, including related party revenues of $140,527 for the year ended December 31, 2014, an increase of $927,380 or 198.2%. In March 2014, we began recording revenue from the leases of our properties.

Operating expenses

For the year ended December 31, 2015, operating expenses amounted to $2,541,860 as compared to $5,947,862 for the year ended December 31, 2014, a decrease of $3,406,002 or 57.3%. For the year ended December 31, 2015 and 2014, operating expenses consisted of the following:

	Year ended December 31,
	2015	2014
Compensation and benefits	$455,037	$3,918,440
Professional fees	1,333,435	932,510
General and administrative expenses	274,797	148,157
Depreciation and amortization	150,368	99,822
Property operating expenses	120,094	75,069
Real estate taxes	87,117	63,447
Consulting fees - related parties	53,512	35,417
Impairment loss on building – related party	-	675,000
Settlement expense	67,500	-
Total	$2,541,860	$5,947,862

●	For the year ended December 31, 2015, compensation and benefit expense decreased by $3,463,403 or 88.4% as compared to the year ended December 31, 2014. The decrease was primarily attributable to:

1.	The issuance of super voting control preferred stock on July 22, 2014 (herein referred to as the “Valuation Date”. The Company assessed the fair value of the preferred stock issued to Gregory Johnston and McLaren Family LLLP for purposes of determining the valuation as set forth in ASC 820–10–35–37 Fair Value in Financial Instruments. On the Valuation date, we utilized the market approach and for the year ended December 31, 2014, we recorded stock-based compensation of $3,365,000. We did not incur such expense during the 2015 period. The preferred stock issued was valued based upon industry specific control premiums and our market cap at the time of the transactions. The market approach was utilized to arrive at an indication of equity value by using equity based transactions common stock prices (the market data was deemed unreliable due to the limited trading) on July 22, 2014. The control premium for the Company was based on publicly traded companies or comparable entities which have been recently acquired in arm’s–length transactions. We estimated the control premium for the voting control of the preferred stock based on Real Estate industries at 17.5 % as of 7/22/14.

2.	During the year ended December 31, 2014, we recorded stock-based compensation of $250,000 related to the issuance and subsequent cancellation of common shares to the Company’s chief executive officer.

●	For the year ended December 31, 2015, professional fees increased by $400,925, or 43.0%, as compared to the year ended December 31, 2014. The increase was attributable to an increase in legal fees of $222,024 attributable to legal matters as discussed in recent developments, an increase in accounting fees of $26,411 attributable to our financial audits and increased accounting needs, a net increase in consulting fees of $120,577 related to granting of stock options to consultants, and an increase in architectural fees incurred to develop standard build-out plans for future developments of $30,062. We used consultants to assist us with introductions to potential business partners and customers, to help us with public relations services including helping us find market makers, broker-dealers, and sources of capital, advise us on construction of indoor, outdoor and greenhouse agricultural systems, assist us with agricultural licensing and zoning, and assistance with development of business modeling, market development and advice concerning equity and debt financings.

●	General and administrative expenses consist of expenses such as rent expense, directors and officer’s liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2015, general and administrative expenses increased by $126,640 or 85.54% as compared to the year ended December 31, 2014. These increases were primarily attributable to an increase in rent expense of $24,044, an increase in insurance expense of $56,615, and an increase in travel expenses of $9,223 and increases in other general and administrative expenses of $36,758.

●	For the year ended December 31, 2015, depreciation and amortization expense amounted to $150,368 as compared to $99,822 for the year ended December 31, 2014, an increase of $45,025 or 50.6%, attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the year ended December 31, 2015, property operating expenses amounted to $120,094 as compared to $75,069 for the year ended December 31, 2014, an increase of $45,025 or 60.0% attributable to an increase in fees paid to a third party management company to manage our properties and to an increase in rental properties. In the third quarter of 2015, we terminated the use of a management company and now we manage all of the properties.

●	For the year ended December 31, 2015, real estate taxes amounted to $87,117 as compared to $63,447 for the year ended December 31, 2014, an increase of $23,670 or 37.3%. In 2015 and 2014, we acquired additional rental properties and began incurring such taxes.

●	For the year ended December 31, 2015, consulting fees – related parties amounted to $53,512 as compared to $35,417 for the year ended December 31, 2014, an increase of $18,095 or 51.1%. Beginning in August 2014, we began incurred consulting fees in connection with an employment agreement with a related party. In August 2015, this employment agreement was terminated.

●	For the year ended December 31, 2014, impairment loss on building amounted to $675,000. We did incur any impairment charges for the year ended December 31, 2015. On January 29, 2014, we entered into a purchase and consulting agreement with Ultra Health pursuant to which we were to acquire a 1,536 square foot modular building to be delivered and erected on purchased land for total cash payments of $675,000. In connection with this modular building, on April 10, 2015, we became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona, wherein we alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and made material misrepresentations or had negligently misrepresented certain material elements upon which we relied, in purchasing the land upon which that building was to be constructed, which the Defendants failed to perform. We review our rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, we determined that the Gilbert building carrying value of $675,000 was not recoverable and recorded an impairment loss of $675,000. The case was settlement on August 1, 2015 and is discussed elsewhere.

●	For the year ended December 31, 2015, settlement expense amounted to $67,500 as compared to zero for the year ended December 31, 2014. During the year ended December 31, 2015, we settled certain litigation and a claim by paying cash of $17,500 and by issuing 50,000 shares of our common stock with a fair value of $50,000.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2015, loss from operations amounted to $1,146,566 as compared to $5,479,948 for the year ended December 31, 2014, a decrease of $4,333,382 or 79.1%.

Other income (expenses)

Other expenses includes interest expense and other income. For the year ended December 31, 2015, total other expenses, net amounted to $225,464 as compared to $260,418, a decrease of $34,954 or 13.4%. This decrease was attributable to:

●	a decrease in interest expense of $72,990 primarily attributable to a decrease in amortization of debt discount of $142,564 offset by an increase in interest expense of $26,250 related to a mortgage payable dated March 2014, and an increase of $44,911 related to an increase in convertible debt, and,

●	an increase in interest income of $439, offset by:

●	a decrease in other income of $38,475. For the year ended December 31, 2014, we recognized other income of $41,020 from the sale of a note receivable compared to zero for the year ended December 31, 2015.

Net loss

As a result of the foregoing, for the year ended December 31, 2015 and 2014, net loss amounted to $1,372,030, or $0.08 per common share, and $5,740,366, or $0.72 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,281,464 and $1,066,377 of cash as of December 31, 2015 and 2014, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition of rental properties. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition and buildout of rental properties;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We currently have material commitments for capital expenditures amounting to approximately $2,500,000 for the expansion and buildout of our China Valley property and acquisition of new rental properties. These capital expenditures are contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. Accordingly, we can delay or cancel these planned capital expenditures, if necessary. We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months. Other than revenue received from the lease of our rental properties, funds received from the sale of our common stock and funds received from debt, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, acquire rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations. Our future operation is dependent on our ability to manage our current cash balances and on the collection of rental revenues. We intend on securing additional financing to acquire and develop additional and existing properties. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow our business operations.

Recent financings

During the quarter ended March 31, 2014, we issued 48,980 shares of restricted common stock at a price of $120 per share to approximately 28 accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended. In July 2014, we cancelled 83 shares and returned proceeds of $10,000 to an investor. The total proceeds we received from this private placement were approximately $5,858,000 and a subscription receivable of $4,000.

In July 2014, we issued 16,637,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended, at a price of $0.01 per share for proceeds of $166,370.

On August 20, 2014, we received an aggregate of $1,000,000 from Greg Johnston, a beneficial stockholder and stockholder pursuant to the terms of Senior Convertible Debentures. The Debentures bear interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holders have the option after 12 months to convert all or a portion of the Debentures into shares of the Company’s common stock at the conversion price of $5.00 per share. As of September 30, 2015, the principal and accrued interest balances due and owing under these Debentures is $1,000,000 and $38,792, respectively. As of December 31, 2014, the principal and accrued interest balances due and owing under these Debentures is $1,000,000 and $12,542, respectively.

From August 2014 to December 2014, we issued 1,850,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended at a price of $1.00 per share for proceeds of $1,850,000.

In May 2015, we issued 1,000,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended, at a price of $1.00 per share for proceeds of $1,000,000.

Cash Flow

For the Year Ended December 31, 2015 and 2014

Net cash flow used by operating activities was $500,255 for the year ended December 31, 2015 as compared to $828,479 for the year ended December 31, 2014, an increase of $328,224.

●	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $(1,372,030) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $150,369, stock-based compensation expense of $79,601, stock-based settlement expense of $50,000, accretion of stock-based stock option expense of $782,063, and a non-cash increase in deferred rent receivables of $(347,895), and changes in operating assets and liabilities primarily consisting of an increase in real estate tax escrow of $(6,950) and other assets of $(1,134), offset by a decrease in prepaid expenses of $69,269, an increase in accounts payable of $8,962, an increase in accrued expenses of $34,207, an increase in accrued expenses – related parties of $8,583, and an increase in security deposits payable of $44,340.

●	Net cash flow used in operating activities for the year ended December 31, 2014 primarily reflected a net loss of $(5,740,366) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $99,821, stock-based compensation expense of $4,100,344, impairment loss on building of $675,000, amortization of debt discount of $142,564, and a non-cash increase in deferred rent receivables of $(28,027), and changes in operating assets and liabilities primarily consisting of an increase in real estate tax escrow of $39,122, and an increase in prepaid expenses and other assets of $132,171, offset by an increase in accounts payable of $27,835, accrued expenses of $43,603, and accrued expenses – related parties of $51,984.

Net cash flow used in investing activities reflects the purchase of property and equipment, and rental properties that primarily consists of land and buildings and improvements, of $282,408 and $9,303,799 for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2014, we received proceeds from the sale of a note receivable of $211,020 compared to $0 for the year ended December 31, 2015.

Net cash provided by financing activities was $997,750 for the year ended December 31, 2014 as compared to $10,975,671 for the year ended December 31, 2014. During the year ended December 31, 2015, we received proceeds from the sale of common stock of $1,000,000 offset by the redemption of common stock of $2,250. During the year ended December 31, 2014, we received proceeds from the sale of common stock of $7,874,371, proceeds from convertible debt of $1,000,000, net proceeds from the sale of preferred stock of $1,300, and proceeds from mortgage payable of $2,100,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$1,000	$-	$1,000	$-	$-
Interest on convertible notes	159	118	41
Mortgage payable	2,100	-	2,100	-	-
Interest on mortgage payable	502	157	345	-
Total	$3,761	$275	$3,486	$-	$-

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

Rental Properties

Rental properties are carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 7 to 39 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of depreciation and amortization.

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

We have capitalized land, which is not subject to depreciation.

Revenue recognition

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. Rental income also includes the amortization of acquired above-and below-market leases, net. Beginning in 2014, we began generating revenues from the non-residential rental properties.

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or we record a direct write-off of the specific rent receivable. For the year ended December 31, 2014, in connection with certain related party leases, we only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, we transferred title to its Bernalillo, New Mexico and the respective related party lease as part of a settlement agreement discussed elsewhere herein, and cancelled a related party lease in June 2015.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We initially record compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update to ASC Topic 718, Compensation – Stock Compensation (“ASU 2014-12”). ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material effect on our financial position, results of operations and cash flows.

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-27 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting, and (3) we do not have an independent audit committee.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Members of our board of directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. While our board has established a compensation committee, we have not yet established a nominating and corporate governance committee or an audit committee.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	28	Chief Executive Officer, President, Treasurer, Secretary and Chairman
Adam Wasserman	51	Chief Financial Officer
Irvin Rosenfeld	62	Director
Art Friedman	54	Director
Alex McLaren, MD	63	Director

Bryan McLaren is the son of Alex McLaren.

Background Information about our Officers and Directors

Biographical information concerning the directors and executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

Bryan McLaren. Mr. McLaren has a dedicated history of work in the sustainability industry and in business development. Prior to his appointment as President, CEO and a director of our company in April 2014, Mr. McLaren was recruited as our Chief Sustainability Officer and VP of Operations. Before joining the Company, from February 2013 to February 2014, Mr. McLaren worked as a sustainability consultant for Waste Management, Inc., where he served as a Project Manager for the Arizona State University account. Prior to 2013, Mr. McLaren worked as a Sustainability Manager for Northern Arizona University and as a Sustainability Commissioner for the City of Flagstaff, Arizona. Mr. McLaren has a Masters Degree in Sustainable Community Development, and Executive Masters Degree in Sustainability Leadership, and a Masters of Business Administration Degree with an emphasis on Sustainable Development. Mr. McLaren has served as a member of our board of directors during April 2014 and since June 2014. Mr. McLaren’s business development experience, academic achievements, and knowledge of our business, has led our board of directors to conclude that he should continue to serve as a director and in his current roles.

Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since October 1, 2015 and has served as an advisory CFO since July 10, 2014. Mr. Wasserman has been a majority shareholder and chief executive officer of CFO Oncall, Inc. (“CFO Oncall”) since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman serves and has served as the chief financial officer of a number of private and publicly held companies. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. Mr. Wasserman holds a Bachelor of Science Degree in Accounting from the State University of New York at Albany.

Irvin Rosenfeld. Mr. Rosenfeld is currently a Registered Representative with Newbridge Securities Corporation and has worked in that capacity throughout the past five years. He has over 28 years of experience in the financial industry and is an accomplished author, including his book “My Medicine” published in 2010. Mr. Rosenfeld has appeared on dozens of television news programs and in print media. Mr. Rosenfeld has served as a member of our board of directors during April 2014 and since June 2014. Mr. Rosenfeld’s knowledge of our business and the emerging medical marijuana industry has led our board of directors to conclude that he should continue to serve as a director. We believe that Mr. Rosenfeld’s background in the financial services industry provides us with important guidance as we seek to access US capital markets and qualifies him to serve on our board of directors.

Art Friedman. Mr. Friedman, who was appointed as a director on October 1, 2014, has served as Owner/Principal of Triple J Management Services, which specializes in consulting and professional services for the alcoholic beverage industry. Art was most recently President and CEO of Gold Coast Beverage Distributors, a position he held for the last 10 years of his 23 years with the company. During his tenure as President/CEO, Gold Coast more than tripled sales revenue and increased EBITDA by more than five-fold. Over the same period, Mr. Friedman led significant market share gains through organic growth as well as consolidating wholesaler acquisitions. Mr. Friedman began his career with General Foods Corporation, now part of Kraft Foods. He has served on the distributor advisory councils of Diageo-Guinness, Heineken USA, InBev and Miller-Coors. Mr. Friedman graduation Cum Laude with a Bachelor of Science in Business Management from the University of Florida, Warrington School of Business. We believe that Mr. Friedman’s background as an advisor in the area of business management and his experience in operating, growing and advising companies provides us with the requisite skills and qualifications to serve on our board.

Alex McLaren, MD. Dr. McLaren, who has served as a director since October 1, 2014, serves as the Program Director for the Banner Orthopedic Residency Program and has served in that capacity throughout the past five years. After graduating from Queen’s University School of Medicine, Kingston, Ontario, Canada in 1977, Dr. McLaren completed an orthopedic residency at the University of Western Ontario in 1982 and a fellowship at the University of Southern California in 1983. Dr. McLaren is first and foremost an orthopedic educator and researcher whose career has included teaching, research and administration of educational programs. His clinical interest includes orthopedic infections, revision arthroplasty and complex musculoskeletal trauma. With hundreds of publications, numerous grand-funded projects, and medical association postings, Dr. McLaren has established a prized reputation in his field. We believe that Dr. McLaren’s Services provided to numerous organizations and provides us with the requisite skills and qualifications to serve on our board.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2015, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, except as follows: each of Bryan McLaren, Adam Wasserman, Irvin Rosenfeld, Art Friedman, Alex McLaren, Alan Abrams, Christopher Carra, Greg Johnston and Patricia Haugland failed to file timely a Form 3, and Bryan McLaren failed to file timely one Form 4 relating to one transaction.

Board of Directors and Board Committees

Our board currently consists of four directors. Our board has established a compensation committee, and plans to establish an Audit Committee, a Strategic Advisory Committee, and a Nominating and Corporate Governance Committee before the end of 2016. The composition and responsibilities of the compensation committee are described below. Members serve on this committee until their resignation or until otherwise determined by our board.

Two of our four board members are independent. The board has determined that each of Messrs. Friedman and Rosenfeld is independent directors pursuant to the listing standards of The Nasdaq Stock Market.

Compensation Committee

Messrs. Friedman and Rosenfeld and Dr. McLaren serve on our compensation committee. Mr. Friedman, an independent director, is the chair of the compensation committee. The committee is responsible for discharging the board’s responsibility relating to compensation of our executive officers and directors, evaluating the performance of our executive officers in light of our goals and objectives and recommending to the board for approval our compensation plans, policies and programs.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those employees responsible for financial reporting.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation recorded by us for the years ended December 31, 2015 and 2014 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K.

2015 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren, Chief Executive Officer	2015	$123,453	-	-	237,150	-	-	-	$360,603
and President (1)	2014	$87,450	-	-	-	-	-	-	$87,450

Adam Wasserman,	2015	$-	-	19,600	-	-	-	55,200	$74,800
Chief Financial Officer (2)	2014	$-	-	-	-	-	-	18,800	$18,800

(1)	Mr. McLaren was appointed as our Chief Executive Officer and President on March 30, 2014. On December 30, 2015, we granted the Mr. McLaren an option pursuant to our 2014 Equity Compensation Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was December 30, 2015 and the Options expire on December 30, 2026. The options vest as to 25,000 of such shares on December 30, 2015, 25,000 options vest on December 30, 2016 and for each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the year ended December 31, 2015, we recorded stock-based compensation expense of $23,715.

(2)	Mr. Adam Wasserman became chief financial officer in October 2015. In 2015, all other compensation amounts represents $35,700 paid to CFO Oncall as a consulting fee prior to becoming CFO and $19,500 of fees paid to CFO Oncall as compensation as chief financial officer. In 2014, CFO Oncall was paid $18,800 in consulting fees for accounting services provided. Additionally, as compensation for services as CFO, CFO Oncall received 19,600 shares of common stock valued at $19,600.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

On July 31, 2014, we entered into an employment agreement with Mr. McLaren pursuant to which we agreed to pay Mr. McLaren an annual salary of $120,000 with increases based on completion of graduate degrees. In 2015, Mr. McLaren completed these degrees and is current salary is $150,000 per year. In addition, the employment agreement has a term of 10 years. Pursuant to the terms of Mr. McLaren’s employment agreement, we may terminate the agreement upon a change of control with 90 days’ written notice. In connection with the employment agreement, on December 30, 2015, we granted the Mr. McLaren an option pursuant to our 2014 Equity Compensation Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was December 30, 2015 and the Options expire on December 30, 2026. The options vest as to 25,000 of such shares on December 30, 2015, 25,000 options vest on December 30, 2016 and for each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based consulting expense over the vesting period. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of $23,715.

Agreement with CFO Oncall, Inc.

Effective October 1, 2015 we entered into an agreement with CFO Oncall, Inc. (CFO Oncall”) pursuant to which Adam Wasserman serves as our Chief Financial Officer. Under the agreement, CFO Oncall is to assist us with the timely preparation and assembly of our annual audit, and our quarterly and annual filings with the SEC, assisting with other public filings, summarizing adjusting entries relating to non-monetary transactions, assistance in communicating with our board of directors and attendance at board meetings, assistance with investor relations and assistance with staff training. For its services, we have agreed to pay CFO Oncall (a) a base cash fee of $4,500 per month, (b) an additional cash fee of $2,000 per month (which is deferred until the earlier of April 1, 2016 or our receipt of the proceeds of a capital raise, at which time the additional fee is increased to $6,500 per month and (c) $3,500 per month payable in shares of our common stock valued at the lesser of the share price from the most recent capital raise and 60% of the bid price for our common stock on the last day of the preceding fiscal quarter. Effective October 1, 2015 we issued 19,600 shares of common stock to CFO Oncall in satisfaction of required share issuances through December 31, 2015 (17,500 shares of which was issued as a bonus determined by the Company).

Long-Term Incentive Plans

On October 1, 2014, the Board of Directors authorized the 2014 Equity Compensation Plan the (“Plan”), which reserved 10,000,000 shares of common stock. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2015, by an amount equal to one and one-half percent (1.5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 400,000 shares of common stock. If any share of common stock that have been granted pursuant to a stock option ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminates, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plans purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2015, 1,550,000 options have been granted pursuant to the Plan and 8,450,000 shares are available for future issuance. Through December 31, 2014, no equity instruments had been issued pursuant to the Plan.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) Exercisable (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Bryan McLaren	25,000	225,000	0	$1.00	12/30/2026	0	0	0	0
Adam Wasserman	0	0	0	0	0	0	0	0	0

Compensation of Directors

Each non-employee director receives 10,000 shares of our common stock per year of service. Mr. McLaren does not receive any additional compensation for his service as a member of our board of directors.

2015 Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Irvin Rosenfeld(1)	-	$10,000	(2)	-	-	-	-	$10,000
Art Friedman (3)	-	10,000	(2)	-	-	-	-	10,000
Alex McLaren (5)	-	10,000	(2)	-	-	-	-	10,000

(1)	As of December 31, 2015, Mr. Rosenfeld held 10,000 shares of our common stock.
(2)	Represents 10,000 shares of common stock issued in January 2015 valued at $1.00 per share.
(3)	As of December 31, 2015, Mr. Friedman held 10,000 shares of our common stock.
(4)	As of December 31, 2015, Mr. McLaren held 1,511,667 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 4, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of March 4, 2016, there were 17,124,600 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:
Bryan McLaren (1)	25,000	* %
Irvin Rosenfeld	20,000	* %
Art Friedman	20,000	* %
Alex McLaren	1,521,667	8.9%
Adam Wasserman	23,350	* %
All executive officers and directors as a group (five persons)	1,610,017	9.4%

Other 5% Stockholders:
Alan Abrams c/o Zoned Properties, Inc. 14300 N. Northsight Blvd., #208 Scottsdale, AZ 85260	3,526,669	20.6%

Greg Johnston 915 Stitch Rd. Lake Stevens, WA 98258	2,512,500	14.7%

Christopher Carra 8880 E. Friess Scottsdale, AZ 85260	2,043,335	11.9%

* Less than 1%.

(1)	Consists of 25,000 vested stock options exercisable at $1.00 per share.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned	Percent of Class Beneficially Owned	Percent of Voting Power (2)
Greg Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,000,000	50.0%	44.8%

Alex McLaren (1) c/o Zoned Properties, Inc. 14300 N. Northsight Blvd., #208 Scottsdale, AZ 85260	1,000,000	50.0%	44.0%

(1)	Shares are held by McLaren Family LLLP. Alex McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.

(2)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Greg Johnston and Alex McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Safford Note

In December 2013, the Company closed a Note Purchase and Loan Participation Assignment Agreement (“Note Purchase Agreement”) with and amongst MAC CAM LLC, a company partially owned by Marc Brannigan, the Company’s former president, Cumbre Investments LLC, a company owned by Duke Rodriguez (formerly a principal stockholder), a third party entity, and four individual investors who are related parties (Marc Brannigan, Duke Rodriguez, Christopher Carra and Alan Abrams), and a third party, pursuant to which the Company issued 8,333 shares of common stock of the Company and two convertible promissory notes (see convertible Notes Payable below) in total amount of $170,000 to purchase a Promissory Note (referred to as the “Safford Note”), dated February 19, 2013, in the original principal amount of $209,400 and with a maturity date of February 1, 2018, which is secured by a Mortgage/Deed of Trust on Real Property recorded March 5, 2013 in Document No. 2013-01174, of the Official Records of the County Recorder of Graham County, Arizona. On March 12, 2014, the Safford Note was paid to us and we received a cash payment of $210,500.

Convertible Notes Payable

From September 2013 to December 2013, the Company borrowed funds from MAC CAM, a limited liability company partially owned by the Company’s former President, in the aggregate amount of $159,413 to cover its daily operations, including but not limited to, consulting and advisory fees, accounting fees, legal fees, compliance fees and others general and administrative expenses. The borrowings were evidenced by four convertible promissory notes, dated on September 30, 2013 (“September Note”), October 31, 2013 (“October Note”), November 30, 2013 (“November Note”) and December 31, 2013 (“December Note”).

The September Note and October Note accrued annual interest at 8% per annum and the November Note and December Note accrued interest at 10% per annum. In connection with the September Note and October Note, the holder of the Notes has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors at fixed conversion prices of $6.00 and $6.00 per common share, respectively. In connection with the November Note and December Note, the holder of the Notes has an option to convert all or any portion of unpaid principal balance of the Notes into the common stock of the Company or its successors at fixed conversion prices of $6.00 and $12.00 per common share, respectively. We evaluated whether or not these convertible notes contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815. We concluded that since the convertible notes had fixed conversion prices, the convertible notes were not derivative instruments. We analyzed this provision under ASC Topic 815 and therefore it qualified as equity under ASC Topic 815. The convertible notes were considered to have embedded beneficial conversion features (BCF) because the effective conversion price was less than the fair value of the Company’s common stock on the respective note dates. The convertible notes were fully convertible at the issuance date. Accordingly, the intrinsic value of the beneficial conversion features were calculated to be $128,406 and was recorded as a debt discount and was amortized over the respective note term. For the years ended December 31, 2014 and 2013, amortization of debt discount related to these convertible notes amounted to $79,121 and $49,285, respectively, and has been included in interest expense – related party on the accompanying consolidated statements of operations. On March 5, 2014, we issued a total of 22,942 shares of common stock of the Company to settle all principal and interest obligations pursuant to these convertible notes payable.

On December 9, 2013, in connection with the Note Purchase Agreement discussed above, we issued a convertible promissory note in the amount of $85,000 to MAC CAM. The Note bear an interest rate of 10% per annum and was due on December 9, 2014, pursuant to which the holders of the Notes have an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 50% of the market bid price of the common stock on the demand date for conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this convertible note had fixed conversion percentages of 50% of the stock price, we determined it had a fixed monetary amount that can be settled for the debt. Accordingly, at December 31, 2013, we recorded an embedded conversion option liability amounting to $85,000 on the accompanying consolidated balance sheet since this convertible note is convertible for the conversion premium and recorded interest expense – related party of $85,000. At December 31, 2013, principal amount due under this convertible note amounted to $85,000. On January 29, 2014, MAC CAM fully converted this note and all unpaid interest into 720 shares of the Company’s common stock. Accordingly, on the date of conversion, the embedded conversion option liability of $85,000 was reclassified to additional paid-in capital.

On August 20, 2014, we received $500,000 from Greg Johnston, a beneficial stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of December 31, 2014, the principal and accrued interest balances due and owing under this Debenture is $500,000 and $12,542, respectively. As of December 31, 2015, the principal and accrued interest balances due and owing under this Debenture is $500,000 and $47,542, respectively.

Notes Payable - Related Party

On January 31, 2014, we received $200,387 from Alan Abrams, a beneficial stockholder. Pursuant to the terms of the loan, the loan bears interest at 10% and is due on February 14, 2014. On February 11, 2014, the balance due was repaid in full.

Preferred Stock Issuance

On December 20, 2013, the board of directors of the Company approved the issuance of 700,000 shares of preferred stock to MAC CAM for professional services in connection with setting up the business with respect to commercial properties acquisition and management that face unique zoning challenges, and running the daily operations of the Company. The 700,000 shares of preferred stock are not convertible into any other class or series of stock, the holder of which are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. On July 22, 2014, these 700,000 shares were redeemed by the Company under an agreement with the stockholder at a cost of $700.

On July 22, 2014, the board of directors accepted a subscription agreement from the McLaren Family LLLP, whose general partner is Alex C. McLaren, the father of the Company’s current President and CEO Bryan McLaren, for the acquisition of 1,000,000 shares of the Company’s preferred stock. The Company simultaneously accepted a subscription agreement from Gregory Johnston, a beneficial stockholder, for the acquisition of 1,000,000 shares of the Company’s preferred stock.

Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with a company owned by this beneficial shareholder of the Company to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015 and expires on August 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase. The Chino Valley lease commenced on August 1, 2015 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase. For the year ended December 31, 2015 and 2014, rental income associated with these related party leases amounted to $980,509 and $140,527, respectively. At December 31, 2015 and 2014, deferred rent receivable – related party amounted to $367,013 and $28,027, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At December 31, 2015, security deposits payable to related parties amounted to $26,250.

On February 16, 2016, these related party leases were amended. On February 16, 2016, we entered into a binding letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by Alan Abrams, a significant stockholder of the Company. Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. Pursuant to the LOI, we shall construct certain tenant improvements in the premises for this tenant's use with an estimated budget of approximately $2 million.

Rental property acquisition

On January 29, 2014, we entered into the Ultra Agreement with Ultra Health, pursuant to which we were to acquire a 1,536 square foot modular building to be delivered and erected on the purchased land for total cash payments of $675,000. Ultra Health is a related party due to common ownership and investments made with Alan Abrams, a beneficial stockholder of the Company. Subsequent to the purchase of this land and building, these real estate assets were transferred to Gilbert Property, LLC, a wholly-owned subsidiary of the Company. In connection with the 1,536 square foot modular building discussed above, on April 10, 2015, we became a party to a certain case brought in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (the “Defendants”), Case No. CV-2015-004225, wherein we alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and made material misrepresentations or had negligently misrepresented certain material elements upon which we relied, in purchasing the land upon which that building was to be constructed, which the Defendants failed to perform. We review our rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, we determined that the Gilbert building carrying value of $675,000 was not recoverable and recorded an impairment loss - related party of $675,000. On July 9, 2015 and effective August 1, 2015, as discussed elsewhere herein, we entered into a settlement agreement with the Defendants that, among other things, settles the pending claims and grants mutual general releases.

On April 4, 2014, we entered into a purchase agreement with Ultra Health pursuant to which we acquired a modular building in Green Valley, Arizona for total payment of $87,073. On October 22, 2014, our subsidiary, Green Valley Group LLC entered into a real estate purchase and sale agreement with a company owned by Duke Rodriguez, pursuant to which we acquired the property located in Green Valley, AZ for a purchase price of $400,000.

On May 28, 2014, we entered into a purchase agreement with Ultra Health pursuant to which we acquired three parcels of land and a building in Mohave County, Arizona for total payments of $260,000.

On August 12, 2014, we entered into a real estate purchase agreement with a company owned by Duke Rodriguez, who became a beneficial stockholder of the Company in July 2015, pursuant to which we acquired the property located in Bernalillo County, New Mexico consisting of 11.30 acres for total payments of $2,750,000. Pursuant to a settlement agreement as discussed above and elsewhere herein, we transferred title to this property to Defendants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed or will be billed to our company for the years ended December 31, 2015 and 2014 for professional services rendered by D. Brooks and Associates CPA’s, P.A.:

Fees	2015	2014
Audit Fees	$25,000	$30,000
Audit-Related Fees	5,000	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$30,000	$30,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2015 and 2014 fiscal years.

Audit-related Fees

During the 2014 fiscal year, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. During the 2015 fiscal year, our independent registered public accountants reviewed our registration statement on Form S-1

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Employment Agreement dated as of July 31, 2014 by and between the registrant and Bryan McLaren. (1)
10.3+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.4+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.5+	Board Member Agreement dated as of August 1, 2014 by and between the registrant and Irvin Rosenfeld. (1)
10.6	Standard Industrial Commercial Multi-Tenant Lease – Gross dated as of April 1, 2015 by and between the registrant and Tech Group North America, Inc. (1)
10.7	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.8	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.9	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.10	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.11	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.12	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.13+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.14	$2.1 Million Promissory Note dated March 7, 2014 in favor of Investment Property Exchange Services, Inc. (1)
10.15	Consulting Service Agreement dated May 6, 2015 between registrant and Newbridge Financial, Inc. (1)
10.16	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.17	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.18+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.19	Binding Letter of Intent dated as of February 16, 2016 between Chino Valley Properties, LLC, C3C3 Group, LLC and Broken Arrow Herbal Center, Inc. (3)
10.20	Binding Letter of Intent dated as of February 17, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation (3)
21.1	List of Subsidiaries. (1)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to Form 8-K filed by the Company on January 7, 2016.
(3)	Incorporated by reference to Form 8-K filed by the Company on February 18, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 9, 2016	By:	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer, President

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Bryan McLaren as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, President, Treasurer, Secretary and Director	March 9, 2016
Bryan McLaren	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	March 9, 2016
Adam Wasserman	(principal financial and accounting officer)

/s/ Irvin Rosenfeld	Director	March 9, 2016
Irvin Rosenfeld

/s/ Art Friedman	Director	March 9, 2016
Art Friedman

/s/ Alex McLaren	Director	March 9, 2016
Alex McLaren

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

ZONED PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Valuation Analyst ● Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Zoned Properties, Inc.

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Zoned Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoned Properties, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

March 8, 2016

D. Brooks and Associates CPA’s, P.A. - 319 Clematis Street Suite 318, West Palm Beach, FL 33401 – (954) 592-2507

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Cash	$1,281,464	$1,066,377
Rental properties, net (See Note 3)	7,224,593	8,499,705
Deferred rent receivable	8,909	-
Deferred rent receivable - related parties	367,013	28,027
Real estate tax escrow	46,072	39,122
Prepaid expenses and other current assets	105,684	175,313
Property and equipment, net	46,488	45,940
Security deposits	8,158	7,024

TOTAL ASSETS	$9,088,381	$9,861,508

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$2,100,000	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	500,000	500,000
Accounts payable	36,797	27,835
Accrued expenses	92,044	57,837
Accrued expenses - related parties	56,542	47,959
Security deposits payable	62,440	18,100

Total Liabilities	3,347,823	3,251,731

Commitments and Contingencies (See Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2015 and 2014 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,080,850 and 18,676,304 issued and outstanding at December 31, 2015 and 2014, respectively	17,081	18,676
Additional paid-in capital	19,412,954	18,912,548
Subscription receivable	-	(4,000)
Accumulated deficit	(13,691,477)	(12,319,447)

Total Stockholders' Equity	5,740,558	6,609,777

Total Liabilities and Stockholders' Equity	$9,088,381	$9,861,508

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

REVENUES:
Rental revenues	$414,785	$327,387
Rental revenues - related parties	980,509	140,527

Total Revenues	1,395,294	467,914

OPERATING EXPENSES:
Compensation and benefits	455,037	3,918,440
Professional fees	1,333,435	932,510
General and administrative expenses	274,797	148,157
Depreciation and amortization	150,368	99,822
Property operating expenses	120,094	75,069
Real estate taxes	87,117	63,447
Consulting fees - related parties	53,512	35,417
Impairment loss on building - related party	-	675,000
Settlement expense	67,500	-

Total Operating Expenses	2,541,860	5,947,862

LOSS FROM OPERATIONS	(1,146,566)	(5,479,948)

OTHER INCOME (EXPENSES):
Interest expenses	(193,448)	(143,789)
Interest expenses - related parties	(35,000)	(157,649)
Other income	2,545	41,020
Interest income	439	-

Total Other Expenses, net	(225,464)	(260,418)

LOSS BEFORE INCOME TAXES	(1,372,030)	(5,740,366)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,372,030)	$(5,740,366)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	18,134,328	7,931,701

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

								Total
	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders' Equity
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2013	700,000	$700	156,969	$157	$6,426,738	-	$(6,579,081)	$(151,486)

Redemption of preferred shares	(700,000)	(700)	-	-	-	-	-	(700)

Issuance of preferred shares for cash and control premium	2,000,000	2,000	-	-	3,365,000	-	-	3,367,000

Common stock issued for services	-	-	7,083	7	730,181	-	-	730,188

Sale of common stock for cash	-	-	18,535,897	18,536	7,859,834	(4,000)	-	7,874,370

Common stock issued upon conversion of convertible debt and related interest	-	-	24,382	24	396,859	-	-	396,883

Common stock issued for land acquisition	-	-	139	-	16,667	-	-	16,667

Common shares previously issued for services and liability assumption cancelled	-	-	(24,500)	(24)	(52,755)	-	-	(52,779)

Cancellation of common shares previously issued for convertible debt	-	-	(23,666)	(24)	24	-	-	-

Reclassification of embedded conversion option	-	-	-	-	170,000	-	-	170,000

Net loss	-	-	-	-	-	-	(5,740,366)	(5,740,366)

Balance, December 31, 2014	2,000,000	2,000	18,676,304	18,676	18,912,548	(4,000)	(12,319,447)	6,609,777

Common stock issued for services	-	-	75,600	76	79,525	-	-	79,601

Sale of common stock for cash	-	-	1,000,000	1,000	999,000	-	-	1,000,000

Write off of subscription receivable	-	-	-	-	(4,000)	4,000	-	-

Common stock repurchased and cancelled	-	-	(225,000)	(225)	(2,025)	-	-	(2,250)

Common stock issued for settlement	-	-	50,000	50	49,950	-	-	50,000

Common stock returned and cancelled in connection with Settlement Agreement	-	-	(2,496,054)	(2,496)	(1,404,107)	-	-	(1,406,603)

Accretion of stock based compensation related to stock options issued	-	-	-	-	782,063	-	-	782,063

Net loss	-	-	-	-	-	-	(1,372,030)	(1,372,030)

Balance, December 31, 2015	2,000,000	$2,000	17,080,850	$17,081	$19,412,954	$-	$(13,691,477)	$5,740,558

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,372,030)	$(5,740,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	150,369	99,821
Stock-based compensation	79,601	4,100,344
Stock-based settlement expense	50,000	-
Accretion of stock-based stock option expense	782,063	-
Deferred rent receivable	(8,909)	-
Deferred rent receivable - related parties	(338,986)	(28,027)
Amortization of debt discount	-	142,564
Impairment loss on building - related party	-	675,000
Gain on sale of note receivable	-	(41,020)
Change in operating assets and liabilities:
Real estate tax escrow	(6,950)	(39,122)
Prepaid expenses and other assets	69,629	(132,171)
Security deposits	(1,134)	(7,024)
Accounts payable	8,962	27,835
Accrued expenses	34,207	43,603
Accrued expenses - related parties	8,583	51,984
Security deposits payable	44,340	18,100
NET CASH USED IN OPERATING ACTIVITIES	(500,255)	(828,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	-	211,020
Acquisition of land	(200,000)	(3,193,000)
Acquisition of buildings and improvements	(75,447)	(6,062,980)
Acquisition of property and equipment	(6,961)	(47,819)
NET CASH USED IN INVESTING ACTIVITIES	(282,408)	(9,092,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,000,000	7,874,371
Redemption of common stock	(2,250)	-
Proceeds from sale of preferred stock	-	2,000
Redemption of preferred stock	-	(700)
Proceeds from related party loan	-	200,387
Repayment of related party loan	-	(200,387)
Proceeds from convertible note payable	-	500,000
Proceeds from convertible note payable - related party	-	500,000
Proceeds from mortgage payable	-	2,100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	997,750	10,975,671

NET INCREASE IN CASH	215,087	1,054,413
CASH, beginning of year	1,066,377	11,964
CASH, end of period	$1,281,464	$1,066,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$193,448	$142,914
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for land	$-	$16,667
Issuance of common stock for convertible debt and interest	$-	$396,883
Reclassification of embedded conversion option on convertible debt to paid-in capital upon conversion	$-	$170,000
Issuance of common stock for future services	$-	$240,000
Purchase and cancellation and treasury shares in exchange for net properties pursuant to settlement	$1,406,603	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc., formerly Vanguard Minerals Corp. (the “Company”) was incorporated in the State of Nevada on August 25, 2003. On May 2, 2006, the Company changed its name to Knewtrino, Inc. On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation. On October 2, 2013, the Company changed its name to Zoned Properties, Inc. to reflect its maturing business model that focuses on commercial property acquisition and development.

The Company is a strategic real estate development firm whose primary mission is to identify, develop, and manage sophisticated, safe, and sustainable properties in emerging industries. The Company acquires commercial properties that face unique zoning challenges and identifies solutions that can potentially have a major impact on the cash flow and value generated. Zoned Properties, Inc. targets commercial properties that can be acquired and potentially re-zoned for specific purposes. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act.

The Company incorporated the following wholly-owned limited liability companies:

●	Gilbert Property Management, LLC was organized in the State of Arizona on February 10, 2014.
●	Tempe Industrial Properties, LLC was organized in the State of Arizona on February 19, 2014.
●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.
●	Kingman Property Group, LLC was organized in the State of Arizona on April 15, 2014.
●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.
●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.
●	Zoned Colorado Properties, LLC was organized in the State of Colorado on September 17, 2015.
●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

On May 12, 2014, a 1–for-120 reverse stock split was declared effective for stockholders of record on May 12, 2014. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this stock split.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2015 and 2014 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, note receivable, deferred rent receivable, prepaid expenses and other current assets, real estate tax escrow, short-term notes payable, mortgages payable, convertible notes payable, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC Topic 820.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Consequently, any significant economic downturn in the Arizona market could potentially have an effect on the Company’s business, results of operations and financial condition.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at December 31, 2015 and 2014. At December 31, 2015, the Company had approximately $1,032,000 of cash in excess of FDIC limits.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

Real estate tax escrow

Real estate tax escrow consists of funds held for the purpose of real estate taxes owed. These funds will be released as required to satisfy tax payments as due.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties

Rental properties are carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 7 to 39 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. The Company records acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The Company amortizes acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of depreciation and amortization. For the years ended December 31, 2015 and 2014, there were no acquired in-place leases.

The Company’s properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. For the years ended December 31, 2015 and 2014, the Company recorded impairment losses of $0 and $675,000, respectively.

The Company has capitalized land, which is not subject to depreciation.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives. The Company uses a five year life for office equipment, seven years for furniture and fixtures, and 5 to 10 years for vehicles. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. Rental income also includes the amortization of acquired above-and below-market leases, net. Beginning in 2014, the Company began generating revenues from the non-residential rental properties.

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of December 31, 2015 and 2014. For the years ended December 31, 2015, in connection with certain related party leases, the Company only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, the Company transferred title to its Bernalillo, New Mexico and the respective related party lease as part of a settlement agreement (See Note 10), and cancelled a related party lease in June 2015.

Basic income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2015	December 31, 2014
Convertible debt	200,000	200,000
Stock options	1,550,000	-

Segment reporting

The Company’s business is comprised of one reportable segment. The Company has determined that its properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties). The Company’s determination was based primarily on its method of internal reporting.

Income tax

Deferred income tax assets and liabilities arise from temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income tax (continued)

As of December 31, 2015 and 2014, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently issued accounting pronouncements

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RENTAL PROPERTIES

On January 22, 2014, the Company entered into a real estate purchase agreement with a stockholder, pursuant to which the Company acquired land located in Gilbert, Arizona for $266,667, of which $250,000 was paid in cash, and $16,667 was paid by issuing 139 shares of common stock of the Company at an agreed price of $120 per share based on recent sales of the Company’s common stock in a private placement.

On January 29, 2014, the Company entered into a purchase and consulting agreement (the “Ultra Agreement”) with Ultra Health, LLC., a related party due to common ownership and investments made by beneficial stockholders of the Company (“Ultra Health”), pursuant to which the Company was to acquire a 1,536 square foot modular building to be delivered and erected on the purchased land for total cash payments of $675,000. Subsequent to the purchase of this land and building, these real estate assets were transferred to Gilbert Property, LLC, a wholly-owned subsidiary of the Company. In connection with the 1,536 square foot modular building discussed above, on April 10, 2015, the Company became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (“The Defendants”), Case No. CV-2015-004225, wherein the Company alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and made material misrepresentations or had negligently misrepresented certain material elements upon which the Company relied, in purchasing the land upon which that building was to be constructed, which the Defendants failed to perform.

The Company reviews it rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, the Company determined that the Gilbert building carrying value of $675,000 was not recoverable and recorded an impairment loss - related party of $675,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 3 – RENTAL PROPERTIES (continued)

On July 9, 2015 and effective August 1, 2015, the Company entered into a settlement agreement with the Defendants that, among other things, settles the pending claims and grants mutual general releases (See Note 10).

On March 7, 2014, the Company entered into a real estate purchase agreement with Maryland LLC, an Arizona limited liability company, pursuant to which the Company acquired land and a building located in Tempe, Arizona, for total payment of $4,600,000, of which $2,500,000 was paid by cash, and a $2,100,000 promissory note from Maryland LLC. The transaction was completed and the title of the land was transferred to the Company (See Note 7). Subsequent to the purchase, the Company spent $206,370 on building improvements and equipment.

On April 4, 2014, the Company entered into a purchase agreement with Ultra Health pursuant to which the Company acquired a modular building in Green Valley, Arizona for total payment of $87,073. On October 22, 2014, Green Valley entered into a real estate purchase and sale agreement with a company owned by Duke Rodriguez who became beneficial stockholder of the Company in July 2014 (”Duke Rodriguez”), pursuant to which the Company acquired the property located in Green Valley, AZ for a purchase price of $400,000.

On May 28, 2014, the Company entered into a purchase agreement with Ultra Health pursuant to which the Company acquired three parcels of land and a building in Mohave County, Arizona for total payments of $260,000. Subsequent to the purchase, the Company spent $27,538 in improvements.

On August 12, 2014, the Company entered into a real estate purchase agreement with a company owned by Duke Rodriguez, pursuant to which the Company acquired the property located in Bernalillo County, New Mexico consisting of 11.30 acres for total payments of $2,750,000. Pursuant to a settlement agreement (see Note 10), the Company transferred title to this property to Defendants. On August 1, 2015 (the “Settlement Date”) and December 31, 2014, the carrying value of this property was $2,719,658 and $2,737,863, respectively.

On the Settlement Date, the Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 acres of land and the Company acquired an additional parcel in Chino Valley for $200,000 in cash. Based on an independent appraisal, on the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000 (see Note 10).

At December 31, 2015 and 2014, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2015	December 31, 2014
Building and building improvements	39	$4,823,318	$5,364,815
Land	-	2,589,667	3,209,668
Equipment	7	23,164	23,164
Rental properties, at cost		7,436,149	8,597,647
Less: accumulated depreciation		(211,556)	(97,942)
Rental properties, net		$7,224,593	$8,499,705

For the years ended December 31, 2015 and 2014, depreciation and amortization of rental properties amounted to $143,956 and $97,942, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of the following:

\Description	Useful Life (Years)	December 31, 2015	December 31, 2014
Vehicle and site trailers	5 – 10	$42,555	$42,555
Office furniture and equipment	5 - 7	12,225	5,264
		54,780	47,819
Less: accumulated depreciation		(8,292)	(1,879)
Property and equipment, net		$46,488	$45,940

For the years ended December 31, 2015 and 2014, depreciation expense amounted to $6,413 and $1,879, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

(A) Note receivable- related party

On December 9, 2013, the Company entered into a Note Purchase and Loan Participation Assignment Agreement (the “Note Purchase Agreement”) with and amongst MAC CAM LLC, a limited liability company (“MAC CAM”), partially owned by the Company’s former President, a third party entity, and five individuals two of which are considered related parties, pursuant to which the Company issued two convertible promissory notes ($85,000 to MAC CAM and $85,000 to a stockholder) aggregating $170,000 to purchase a Promissory Note dated February 19, 2013, in the original principal amount of $209,400 and with a maturity date of February 1, 2018, which is secured by a Mortgage/Deed of Trust on Real Property recorded March 5, 2013 in Document No. 2013-01174, of the Official Records of the County Recorder of Graham County, Arizona. On March 12, 2014, the Company sold this note for a cash payment of $210,500. For the year ended December 31, 2014, the Company reported a gain of $41,020 which is reflected as other income on the accompanying consolidated statements of operations.

(B) Convertible notes payable – related parties

From September 2013 to December 2013, the Company borrowed funds from MAC CAM, in the aggregate amount of $159,413 to cover its daily operations, including but not limited to, consulting and advisory fees, accounting fees, legal fees, compliance fees and others general and administrative expenses. The borrowings were evidenced by four convertible promissory notes, dated on September 30, 2013 (“September Note”), October 31, 2013 (“October Note”), November 30, 2013 (“November Note”) and December 31, 2013 (“December Note”).

The September Note and October Note accrued annual interest at 8% per annum and the November Note and December Note accrued interest at 10% per annum. The holder of the Notes had an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors at fixed conversion prices of $6.00 per common share for the September Note, October Note, and the November Note, and $12.00 per common share for the December Note. The Company evaluated whether or not these convertible notes contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815. In 2013, the Company concluded that since the convertible notes had fixed conversion prices, the convertible notes were not derivative instruments. The Company analyzed this provision under ASC Topic 815 and therefore it qualified as equity under ASC Topic 815. The convertible notes were considered to have embedded beneficial conversion features (BCF) because the effective conversion price was less than the fair value of the Company’s common stock on the respective note dates. The convertible notes were fully convertible at the issuance date. Accordingly, the intrinsic value of the beneficial conversion features were calculated to be $128,406 and was recorded as a debt discount and was amortized over the respective note term. For the year ended December 31, 2014, amortization of debt discount related to these convertible notes amounted to $79,121 and has been included in interest expense – related party on the accompanying consolidated statements of operations. On March 5, 2014, the Company issued a total of 22,942 shares of common stock of the Company to settle all principal and interest obligations pursuant to these convertible notes payable (see Note 8 (F)).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

(B) Convertible notes payable – related parties (continued)

On December 9, 2013, in connection with the Note Purchase Agreement, the Company issued a convertible promissory note in the amount of $85,000 to MAC CAM. The note bears an interest rate of 10% per annum and was due on December 9, 2014, pursuant to which the holders of the Notes had an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 50% of the market bid price of the common stock on the demand date for conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this convertible note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed monetary amount that can be settled for the debt. Accordingly, at December 31, 2013, the Company recorded an embedded conversion option liability amounting to $85,000 on the accompanying consolidated balance sheet since this convertible note was convertible for the conversion premium and recorded interest expense – related party of $85,000. On January 29, 2014, MAC CAM fully converted this note and all unpaid interest into 720 shares of the Company’s common stock (see Note 8(F). Accordingly, on the date of conversion, the embedded conversion option liability of $85,000 was reclassified to additional paid-in capital.

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture, $500,000 from a beneficial common stockholder who also holds 50% of the issued preferred stock. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of December 31, 2015 and 2014, the principal balance due and owing under this Debenture is $500,000. As of December 31, 2015 and 2014, accrued interest payable amounted to $47,542 and $12,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets.

(C) Note payable - related party

On January 31, 2014, the Company received $200,387 from a beneficial stockholder of the Company. Pursuant to the terms of the loan, the loan earned interest at 10% and was due on February 14, 2014. On February 11, 2014, the balance due was repaid in full.

(D) Preferred stock

On July 22, 2014, the Board of Directors of the Company accepted a subscription agreement from the McLaren Family LLLP (“MFT”), whose general partner is Alex C. McLaren, a Director and the father of the Company’s current President and CEO, Bryan McLaren, for the acquisition of 1,000,000 shares of the Company’s Preferred Stock for cash of $1,000. In addition to a beneficial ownership of common stock, MFT holds 50% of the current Preferred Stock that controls the Company.

On July 22, 2014, the Company accepted a subscription agreement from Gregory Johnston, a beneficial shareholder, for the acquisition of 1,000,000 shares of the Company’s preferred stock for cash of $1,000 (See Note 8(A)). In addition to a beneficial ownership of common stock, Mr. Johnston holds 50% of the current Preferred Stock that controls the Company.

In connection with the issuance of super voting control preferred stock on July 22, 2014 (herein referred to as the “Valuation Date”, the Company assessed the fair value of the issued preferred stock issued to Gregory Johnston and McLaren Family LLLP for purposes of determining the valuation as set forth in ASC 820–10–35–37 Fair Value in Financial Instruments. The Company utilized the market approach, on the valuation dates, and for the year ended December 31, 2014, the Company recorded stock-based compensation of $3,365,000 (See Note 10).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

(E) Employment agreement

On July 31, 2014, the Company entered into a 10 year employment agreement with a beneficial stockholder of the Company, for annual compensation of $85,000. The Company may also grant this employee/beneficial stockholder stock options of up to 20,000 shares per year for completed service and may receive a bonus at the discretion of the Company’s board of directors. Additionally, as part of the employment agreement, the Company entered into a golden parachute agreement with this employee/beneficial stockholder which expires on December 31, 2039, unless terminated earlier as defined in the agreement, whereby, no benefits under this agreement shall be payable unless there is a change in control of the Company. In addition to other terms in the agreement, upon a change in control of the Company as defined in the agreement, if employment by the Company shall be terminated (a) by the Corporation other than for cause, retirement or disability or (b) by this employee for good reason, then he shall be entitled to certain benefits. On July 31, 2015, the employee/beneficial resigned and waived his rights in any such benefits, and amounts due were paid in full. At December 31, 2015 and 2014, amounts due to this employee/beneficial stockholder under this agreement amounted to $0 and $35,417, respectively, which has been included in accrued expenses – related parties on the accompanying condensed consolidated balance sheets.

On October 26, 2015, the Company entered into an engagement letter with a Company majority owned by the Company’s chief financial officer (“CFO”). Pursuant to the engagement letter, the Company shall pay to a base fee of $6,500 in cash per month of which $2,000 shall be deferred and paid upon the earlier of six months or a capital raise, and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares.

(F) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with a company owned by this beneficial shareholder of the Company to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015 and expires on August 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase. The Chino Valley lease commenced on August 1, 2015 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase. For the year ended December 31, 2015 and 2014, rental income associated with these related party leases amounted to $980,509 and $140,527, respectively. At December 31, 2015 and 2014, deferred rent receivable – related party amounted to $367,013 and $28,027, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At December 31, 2015, security deposits payable to related parties amounted to $26,250. On February 16, 2016, these related party leases were amended (see Note 12).

(G) Rental property acquisition

On January 29, 2014, the Company entered into the Ultra Agreement with Ultra Health, pursuant to which the Company was to acquire a 1,536 square foot modular building to be delivered and erected on the purchased land for total cash payments of $675,000. In connection with the 1,536 square foot modular building discussed above, on April 10, 2015, the Company became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (“The Defendants”), Case No. CV-2015-004225, wherein the Company alleges, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and made material misrepresentations or had negligently misrepresented certain material elements upon which the Company relied, in purchasing the land upon which that building was to be constructed, which the Defendants failed to perform. The Company reviews it rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, the Company determined that the Gilbert building carrying value of $675,000 was not recoverable and recorded an impairment loss - related party of $675,000. On August 1, 2015, the Company settled this lawsuit (see Note 10).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

(G) Rental property acquisition (continued)

On April 4, 2014, the Company entered into a purchase agreement with Ultra Health pursuant to which the Company acquired a modular building in Green Valley, Arizona for total payment of $87,073.

On May 28, 2014, the Company entered into a purchase agreement with Ultra Health pursuant to which the Company acquired three parcels of land and a building in Mohave County, Arizona for total payments of $260,000.

On August 12, 2014, the Company entered into a real estate purchase agreement with a company owned by Duke Rodriguez, pursuant to which the Company acquired the property located in Bernalillo County, New Mexico consisting of 11.30 acres for total payments of $2,750,000.

On October 22, 2014, Green Valley entered into a real estate purchase and sale agreement with a company owned by Duke Rodriguez, pursuant to which the Company acquired the property located in Green Valley, AZ for a purchase price of $400,000.

(H) Common stock issued for cash

In July 2014, the Company sold 8,750,000 shares of common stock to beneficial shareholders at a price of $0.01 per share for proceeds of $87,500. Additionally, in August 2014, the Company sold 1,000,000 shares of common stock to a beneficial shareholder at a price of $1.00 per share for proceeds of $1,000,000. (See Note 8(B).

(I) Common stock issued for services

On February 10, 2014, the Company issued 2,083 shares of common stock to the chief executive officer of the Company for services rendered. The shares were valued at their fair value of $250,000 using the recent sale price of the common stock on the dates of grant of $120 per common share. In July 2014, the 2,083 shares were returned to the Company and the shares were cancelled and accounted for at par value of $0.001 per share. In connection with these shares, for the year ended December 31, 2014, the Company recorded stock-based compensation expense of $250,000.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of December 31, 2015 and 2014, the principal balance due and owing under this Debenture is $500,000.

NOTE 7 – MORTGAGE PAYABLE

On March 7, 2014 the Company executed a $2,100,000 mortgage payable to acquire real estate having a carrying value of approximately $4,600,000. The mortgage bears interest at 7.5%. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved to create a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends.

Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

a.	Alter or change the rights, preferences or privileges of the Preferred Stock.
b.	Create any new class of stock having preferences over the Preferred Stock.
c.	Repurchase any of our common stock.
d.	Merge or consolidate with any other company, except our wholly-owned subsidiaries.
e.	Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of our property or business.
f.	Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

On December 20, 2013, the Board of Directors of the Company approved the issuance of 700,000 shares of preferred stock to MAC CAM for professional services in connection with setting up the business with respect to commercial properties acquisition and management, and running the daily operations of the Company. On July 22, 2014, these 700,000 shares were redeemed by the Company under an agreement with MAC CAM at a cost of $700.

On July 22, 2014, the Board of Directors accepted a subscription agreement from the McLaren Family LLLP, whose general partner is Alex C. McLaren, a Director and the father of the Company’s current President and CEO Bryan McLaren, for the acquisition of 1,000,000 shares of the Company’s Preferred Stock for cash of $1,000. The Company simultaneously accepted a subscription agreement from a beneficial common stockholder, for the acquisition of 1,000,000 shares of the Company’s preferred stock for cash of $1,000.

In connection with the issuance of super voting control preferred stock on July 22, 2014 (herein referred to as the “Valuation Date”), the Company assessed the fair value of the issued preferred stock issued to a MAC CAM, Gregory Johnston and McLaren Family LLLP for purposes of determining the valuation as set forth in ASC 820–10–35–37 Fair Value in Financial Instruments. Based on an independent appraisal report which utilized the market approach, on the Valuation Date, for the year ended December 31, 2014, the Company recorded stock-based compensation of $3,365,000. The preferred stock issued was valued based upon industry specific control premiums and the Company’s market cap at the time of the transaction. The market approach was utilized to arrive at an indication of equity value based on recent transactions involving the Company’s common stock. The control premium for the Company was based on publicly traded companies or comparable entities which have been recently acquired in arm’s–length transactions. The Company estimated the control premium for the voting control of the preferred stock based on Real Estate industries at 17.5% as of July 22, 2014, based on comparable publicly traded data, adjusted for company-specific factors.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(B) Common stock issued/redeemed for cash

2014

During the quarter ended March 31, 2014, the Company issued 48,980 shares of restricted common stock at a price of $120 per share to approximately 28 accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended. In July 2014, the Company cancelled 83 shares and returned proceeds of $10,000 to an investor. The total proceeds the Company received from this private placement were approximately $5,858,000 and a subscription receivable of $4,000.

In July 2014, the Company issued 16,637,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended, at a price of $0.01 per share for proceeds of $166,370.

From August 2014 to December 2014, the Company issued 1,850,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended at a price of $1.00 per share for proceeds of $1,850,000.

2015

On January 20, 2015, the Company cancelled 225,000 shares of common stock and returned proceeds of $2,250 to an investor.

In May 2015, the Company issued 1,000,000 shares of common stock to accredited investors pursuant to a private placement, exempt from registration pursuant to Rule 506(c) under the Securities Act of 1933, as amended, at a price of $1.00 per share for proceeds of $1,000,000.

(C) Common stock issued for services

2014

On January 8, 2014, the Company entered into a consulting service agreement with a consultant for services related to compliance filings in exchange for the issuance of 83 shares of common stock of the Company. The shares were valued at their fair value of $10,000 using the recent sale price of the common stock on the dates of grant of $120 per common share and the Company recorded stock-based consulting fees of $10,000.

On January 22, 2014, the Company issued 833 shares of common stock and paid $20,000 in cash to Cumbre Investment LLC, a company controlled by a stockholder, to acquire Right of First Refusal on certain properties and the right to a 30% share of the proceeds of the future sale of such property. The shares were valued at their fair value of $100,000 using the recent sale price of the common stock on the dates of grant of $120 per common share and accordingly, the Company recorded assignment fees of $100,000 which has been included in professional fees in the accompanying consolidated statement of operations.

On January 28, 2014, the Company entered into two consulting service agreements with two consultant/stockholders for business development services in exchange for the aggregate issuance of 834 shares of common stock of the Company. The shares were valued at their fair value of $100,000 using the recent sale price of the common stock on the dates of grant of $120 per common share. Accordingly, the Company recorded prepaid expenses of $100,000 which will be amortized into consulting expense over term of the agreements. In July 2014, the 834 shares were returned to the Company and cancelled. In connection with these shares, the Company recorded stock-based consulting fees of $47,221 and on the date of cancellation, the Company reclassified the remaining unamortized prepaid expense of $52,779 to additional paid-in capital.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(C) Common stock issued for services (continued)

2014 (continued)

On January 29, 2014, in connection with the Ultra Agreement (see Note 3) with Ultra Health, the Company issued 1,167 shares of common stock of the Company as a consulting fee to Ultra for their assistance in helping the Company pursue a certificate of occupancy and authorization to operate under the AZ Medical Marijuana Act. On November 12, 2014 the Company declared Ultra Health, Inc. to be in default under the terms of the Agreement for failure to timely deliver a certificate of occupancy and authorization to operate under the AZ Medical Marijuana Act, as was required. The shares were valued at their fair value of $140,000 using the recent sale price of the common stock on the dates of grant of $120 per common share. Accordingly, for the year ended December 31, 2014, the Company recorded stock-based consulting expense of $140,000.

On February 10, 2014, the Company issued 2,083 shares of common stock to the chief executive officer of the Company for services rendered. The shares were valued at their fair value of $250,000 using the recent sale price of the common stock on the dates of grant of $120 per common share. In July 2014, the 2,083 shares were returned to the Company and the shares were cancelled and accounted for at par value of $0.001 per share. In connection with these shares, for the year ended December 31, 2014, the Company recorded stock-based compensation expense of $250,000.

On May 27, 2014, the Company issued 2,083 shares of common stock to a consultant for services rendered. The shares were valued at their fair value of $130,188 using the recent sale price of the common stock on the dates of grant of $120 per common share and accordingly, the Company recorded stock-based consulting fees of $130,188.

2015

On January 10, 2015, the Company issued an aggregate of 30,000 shares of common stock to three members of the Company’s board of directors (10,000 each) for services rendered. The shares were valued at their fair value of $30,000 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in January 2015, the Company recorded stock-based compensation expense of $30,000.

On May 1, 2015, the Company entered into a five year employment agreement with an officer of the Company. In connection with this employment agreement, the Company issued 15,000 shares of its common stock. The shares were valued at their fair value of $15,000 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. Accordingly, the Company recorded compensation expense of $15,000.

In July 2015, the Company issued 2,500 shares of common stock to an employee for services rendered. The shares were valued at their fair value of $2,500 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in July 2015, the Company recorded compensation expense of $2,500.

Effective September 1, 2015, the Company entered into a one year consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 7,500 restricted shares to be issued within the first thirty days of the contractual period and an additional 7,500 shares of restricted stock to be issued at the end of month seven. On September 30, 2015, the Company issued 7,500 shares of restricted stock. The shares were valued at their fair value of $7,500 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. Accordingly, the Company recorded consulting fees of $7,500.

On October 23, 2015, the Company issued 1,000 shares of its common stock for services rendered. The shares were valued at their fair value of $5,000 based on the value of services rendered. In connection with these shares, in October 2015, the Company recorded compensation expense of $5,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(C) Common stock issued for services (continued)

2015 (continued)

On October 23, 2015, pursuant to an engagement letter, the Company issued 19,600 shares of its common stock to a Company majority owned by the Company’s chief financial officer (“CFO”) for services rendered. The shares were valued at their fair value of $19,600 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in October 2015, the Company recorded compensation expense of $19,600.

(D) Equity Incentive Plan

On October 1, 2014, the Board of Directors authorized the 2014 Equity Compensation Plan the (“Plan”), which reserved 10,000,000 shares of common stock. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2015, by an amount equal to one and one-half percent (1.5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 400,000 shares of common stock. If any share of common stock that have been granted pursuant to a stock option ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminates, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plans purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2015, 1,550,000 options have been granted pursuant to the Plan and 8,450,000 shares are available for future issuance. Through December 31, 2014, no equity instruments had been issued pursuant to the Plan.

(E) Common stock issued for rental property

On January 22, 2014, the Company entered into a real estate purchase agreement with a stockholder pursuant to which the Company acquired land located in Gilbert, Arizona for $266,667, of which $250,000 was paid in cash and $16,667 was paid by issuing 139 shares of the common stock of the Company valued at $120 per common share based on recent sales of the Company’s common stock.

(F) Common stock issued for convertible debt - related parties and other

During the first quarter of 2014, the Company issued a total of 24,382 shares of common stock of the Company to settle the principal obligations of certain convertible notes payable - related parties aggregating $244,413 (See Note 5(B)), convertible notes of $85,000, and all related accrued interest payable in amount of $4,027. In connection with these shares, for the year ended December 31, 2014, the Company reduced principal amounts due under these convertible notes by $329,413, reduced accrued interest expense by $4,027, and recorded interest expense - related parties of $63,443 which represents an interest charge related the calculation of a beneficial conversion feature upon the conversion of accrued interest payable at a discount to the fair market value of the Company’s common stock on the date of conversion. In July 2014, 23,666 of these shares were returned to the Company and the shares were cancelled and accounted for at par value of $0.001 per share.

(G) Common stock issued for settlement

On June 16, 2015, the Company issued 50,000 shares of common stock in connection with a settlement agreement related to a claim. The shares were valued at their fair value of $50,000 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in June 2015, the Company recorded settlement expense of $50,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(H) Common stock redeemed and cancelled

On September 1, 2013, the Company issued 125,000 shares of common stock at $1.20 per share to Marc Brannigan, the Company’s former chief executive officer for the assumption of a liability of $150,000. At September 1, 2013, the 125,000 shares of common stock represented approximately 91.54% of the issued and outstanding voting power of the Company. The transaction resulted in a change in control of the Company. On April 14, 2014, the former chief executive officer of the Company returned 21,583 of such of common shares to the Company. The shares were cancelled and accounted for at par value of $0.001 per share.

On August 1, 2015, the Defendants returned 2,496,054 shares of common stock to the Company and the Company cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the treasury shares purchased and retired. (See Note 10).

(I) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the Company’s 2014 Employee Stock Option Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.25%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $948,400 and will record stock-based consulting expense over the vesting period. For the year ended December 31, 2015, the Company recorded consulting expense of $654,054 related to these options.

In connection with an employment agreement with a former officer of the Company, the Company granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the employee under the Company’s 2014 Employee Stock Option Plan. The options vest as to 50,000 of such shares on August 1, 2015, 50,000 options vest on May 1, 2016 and for each year thereafter through May 1, 2020, and expire five years from the date of grant or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 1.50%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $248,100 and will record stock-based consulting expense over the vesting period. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of $104,294. In January 2016, the employee resigned and the employment agreement was terminated. Accordingly, in January 2016, all non-vested options were cancelled.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option (the “Option”), pursuant to the Company’s 2014 Equity Compensation Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was December 30, 2015 and the Options expire on December 30, 2026. The options vest as to 25,000 of such shares on December 30, 2015, 25,000 options vest on December 30, 2016 and for each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based consulting expense over the vesting period. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of $23,715.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(I) Stock options granted pursuant to consulting and employment agreements (continued)

At December 31, 2015, there were 1,550,000 options granted and 325,000 options vested and exercisable. As of December 31, 2015, there was $651,587 unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at December 31, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent PPM and the exercise price of the underlying options.

Stock option activities for the year ended December 31, 2015 and 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	-	$-	-	$-
Granted	1,550,000	1.00	-	-
Exercised/Forfeited	-	-	-	-
Balance Outstanding December 31, 2015	1,550,000	$1.00	7.95	$-

Exercisable, December 31, 2015	325,000	$1.00	8.71	$-

NOTE 9 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2015 and 2014 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Income tax expense (benefit) at U.S. statutory rate of 34%	$(584,775)	$(1,961,253)
Income tax benefit – state	(111,795)	(374,946)
Non-deductible expenses	316,736	1,718,378
Change in valuation allowance	379,834	617,821
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2015 and 2014 was as follows:

Deferred Tax Asset:	December 31, 2015	December 31, 2014
Net operating loss carryforward	$1,057,973	$678,139
Total deferred tax asset	1,057,973	678,139
Less: deferred tax liability: deferred rent receivable	(152,248)	(11,351)
Net deferred tax assets before valuation allowance	905,725	666,788
Valuation allowance	(905,725)	(666,788)
Net deferred tax asset	$-	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 9 - INCOME TAXES (continued)

The net operating loss carryforward was approximately $2,612,280 at December 31, 2015. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2015 and 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $238,937 in 2015. The potential tax benefit arising from the loss carryforward will expire in 2035.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-003047, which has been consolidated with CV2014-005642; Date Filed: March 14, 2014

Holistic Patient Wellness Group, LLC (“HPWG”) leased from the Company retail space in Tempe, Arizona to operate a medical marijuana dispensary. HPWG claims that the Company violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that HPWG had breached the lease, and terminated the lease and retook possession of the property. On May 27, 2014, HPWG filed a petition for an order to show cause, seeking an expedited ruling on its claim that Zoned violated the terms of the stipulated preliminary injunction. The court re-set the hearing multiple times, ultimately continuing it until March 17, 2015. On April 27, 2015, two entities related to HPWG moved for leave to amend their answer and counterclaim to assert several new claims against new parties, including the Company. On June 2, 2015, the court sua sponte denied the motion. On August 17, 2015, the court granted a renewed request made by the two entities related to HPWG to move for leave to amend their answer and counterclaim, but expressly afforded us an opportunity to respond in opposition to such a motion. On October 20, 2015, HPWG filed a motion to enforce a purported settlement agreement with us and to dismiss its claims against us. We responded in opposition to the motion, because (i) the mutual release in the purported settlement agreement was too broad in its scope, and (ii) we want to preserve our right to seek an award of attorney’s fees and costs against HPWG. On February 1, 2016, the Court granted HPWG’s motion to enforce the settlement agreement and to dismiss the claims against the Company, each party to bear its own attorneys’ fees and costs. As of February 25, 2016, the parties had submitted proposed forms of judgment and are waiting for the Court to enter final judgment dismissing the Company from the lawsuit. The Company has no financial obligations to HPWG as result of the settlement and dismissal.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

In lieu of filing an amended complaint in Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-00304 (see above), Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a new complaint against the Company, our President and CEO Bryan McLaren, Board Member Alex McLaren, and our wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. As in the prior action, the complaint concerns the Company’s lease of retail space in Tempe, Arizona to operate a medical marijuana dispensary. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs have asserted various contract and tort claims against the Company and its related parties, and seek $10,000 per day “for each day that [the Company] remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016, and is still being evaluated. It is anticipated that a timely response will be filed on or before March 15, 2016.

In a letter dated February 4, 2016, the Company’s former Chief Operating Officer (“Former COO”), through legal counsel, made a written demand on the Company related to her resignation on December 29, 2015. In her letter, the Former COO alleges, among other things, that the Company refused to establish a bonus program for her, as had been represented to her before she joined the Company, that she was not allowed to perform her duties, and that she was subject to “mistreatment” by the Chief Executive Officer. The Former COO has demanded $500,000 to settle her purported claims. On February 18, 2016, the Company responded to the Former COO’s written demand, denied all liability, and offered an additional one-month of severance pay (approximately $8,350) in exchange for a full release to settle the dispute. As of March 9, 2016, the Former COO has not responded. The Company believe that the Former COO’s allegations are without merit and will vigorously defend against any claims or a lawsuit.

Litigation settlement

Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC

On April 10, 2015, the Company became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (“The Defendants”), Case No. CV-2015-004225, wherein the Company alleges, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of the Gilbert building, and had made material misrepresentations or had negligently misrepresented certain material elements upon which the Company relied in purchasing the land upon which that building was to be constructed, which the Defendants failed to deliver (See Note 3). On June 8, 2015, the Company filed a motion to dismiss the counterclaim. The motion to dismiss has been fully-briefed and was set for oral argument on August 7, 2015. On July 9, 2015 and effective August 1, 2015, the Company entered into a settlement agreement with the Defendants that, among other things, settles the pending claims and grants mutual general releases. Under the terms of the settlement:

1.	On August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property to Defendants. At June 30, 2015 and December 31, 2014, the carrying value of this property was $2,719,658 and $2,737,863, respectively. In connection with such property, the Company forfeited quarterly straight-lined rental revenue of approximately of $287,000 through September 2024. For the years ended December 31, 2015, rental revenues from this property amounted to $150,000 and $30,000, respectively.
2.	The Defendants returned 2,496,054 shares of common stock to the Company and the Company cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the treasury shares purchased and retired.
3.	The Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 Acres of land and the Company acquired an additional parcel in Chino Valley for $200,000 in cash. Based on an independent appraisal, on the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000.
4.	The Company obtained water rights associated with property in Chino Valley, Arizona effective December 31, 2015.

In connection with the settlement, on the Settlement Date, the Company did not record any settlement gain or loss.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Lease

On February 1, 2014 the Company executed a 39-months operating lease for its office space. The annual rent during year one is $31,302, year two is $32,241 and year three $33,215. The Company also paid a security deposit of $3,267. In August 2015, the Company subleased this property for the remainder of the lease term.

For the years ended December 31, 2015 and 2014, rent expense, net of sublease income of $10,662 and $0, was $45,357 and $21,313, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Years ending December 31,
2016	$33,721
2017	8,554
Total minimum non-cancelable operating lease payments	$42,275

NOTE 11 – CONCENTRATIONS

Rental income and rent receivable – related parties

During 2014, the Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during year ended December 31, 2015, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the years ended December 31, 2015 and 2014, rental revenue associated with these leases amounted to $980,509 and $140,527, respectively. For the years ended December 31, 2015 and 2014, rental income - related parties represents 70.3% and 30.0% of total revenues, respectively. At December 31, 2015 and 2014, deferred rent receivable – related parties amounted to $367,013 and $28,027, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

NOTE 12 – SUBSEQUENT EVENTS

Rental property acquisitions

On February 16, 2016, Chino Valley entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by Alan Abrams, a significant stockholder of the Company.

Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100.00, shall be returned to Tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 12 – SUBSEQUENT EVENTS (continued)

Rental property acquisitions (continued)

On February 17, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a letter of intent (the “Parachute LOI”) with Parachute Development Corporation (“Parachute”) pursuant to which the parties agreed to the material terms of a purchase agreement to be entered into by the parties.

Pursuant to the terms of the Parachute LOI, the parties will have the option to execute a purchase agreement consistent with the terms of the Parachute LOI no later than 45 business days after execution of the Parachute LOI. The purchase agreement will provide for the purchase of property in Parachute, Colorado, by Zoned Colorado and the sale of such property by Parachute. The purchase price of the property will be $499,857. Zoned Colorado will pay 55% of the purchase price in cash. Parachute will finance 45% of the purchase price at an interest rate of 6.5% amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Zoned Colorado will have a right of first refusal on three additional lots owned by Parachute in Parachute, Colorado. The Parachute LOI provides that the purchase agreement will be subject to certain contingencies, including that Zoned Colorado must obtain financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, and the tenant’s obtaining a license to cultivate on the property.

Common shares issued

On January 1, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 3,750 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $10,500 or $2.80 per common share which was the fair value on the date of grant based on the value of services to be rendered. In connection with these shares, in January 2016, the Company recorded stock-based compensation expense of $10,500.

On January 27, 2016, the Company issued an aggregate of 30,000 shares of common stock to three members of the Company’s board of directors (10,000 each) for services rendered. The shares were valued at their fair value of $135,000 using the quoted share price on the dates of grant of $4.50 per common share. In connection with these shares, in January 2016, the Company recorded stock-based compensation expense of $135,000.

On February 1, 2016, pursuant to an engagement letter effective January 28, 2016, the Company agreed to issue an aggregate of 30,000 shares of its common stock to a company for architectural and design services to be rendered. Pursuant to the agreement, the Company shall issue 10,000 shares of common stock immediately and 20,000 shares of common stock at the completion of the engagement. The initial shares were valued at their fair value of $45,000 using the quoted share price on the dates of grant of $4.50 per common share. In connection with these shares, on February 1, 2016, the Company shall capitalize such costs of $45,000 as part of construction in process to be depreciated over the life of the building improvements. The Company shall value the remaining 20,000 shares when issued using the quoted share price on the measurement date, which shall be the date that the services are completed.

