Form 10-Q
period 2016-03-31
Zoned Properties, Inc.
filed 2016-05-12
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14300 N. Northsight Blvd., #208, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(877) 360-8839

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of May 11, 2016, the registrant had 17,135,850 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$1,052,504	$1,281,464
Rental properties, net (See Note 3)	7,436,771	7,224,593
Deferred rent receivable	11,879	8,909
Deferred rent receivable - related parties	493,375	367,013
Real estate tax escrow	18,471	46,072
Prepaid expenses and other current assets	98,933	105,684
Property and equipment, net	44,791	46,488
Security deposits	8,158	8,158

TOTAL ASSETS	$9,164,882	$9,088,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$2,100,000	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	500,000	500,000
Accounts payable	68,296	36,797
Accrued expenses	69,896	92,044
Accrued expenses - related parties	59,292	56,542
Security deposits payable	67,214	62,440

Total Liabilities	3,364,698	3,347,823

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,132,100 and 17,080,850 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	17,132	17,081
Additional paid-in capital	19,709,182	19,412,954
Accumulated deficit	(13,928,130)	(13,691,477)

Total Stockholders' Equity	5,800,184	5,740,558

Total Liabilities and Stockholders' Equity	$9,164,882	$9,088,381

See accompanying condensed notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES:
Rental revenues	$60,880	$82,175
Rental revenues - related parties	345,526	145,111

Total Revenues	406,406	227,286

OPERATING EXPENSES:
Compensation and benefits	179,824	66,926
Professional fees	276,522	121,005
General and administrative expenses	51,621	62,171
Depreciation and amortization	41,098	37,186
Property operating expenses	15,460	14,557
Real estate taxes	21,661	14,667
Consulting fees - related parties	-	21,250
Settlement expense	-	17,500

Total Operating Expenses	586,186	355,262

LOSS FROM OPERATIONS	(179,780)	(127,976)

OTHER INCOME (EXPENSES):
Interest expenses	(48,123)	(48,123)
Interest expenses - related parties	(8,750)	(8,750)
Interest income	-	283

Total Other Expenses, net	(56,873)	(56,590)

LOSS BEFORE INCOME TAXES	(236,653)	(184,566)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(236,653)	$(184,566)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	17,112,141	18,527,971

See accompanying condensed notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(236,653)	$(184,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,098	37,186
Stock-based compensation	185,550	30,000
Accretion of stock-based stock option expense	65,729	-
Deferred rent receivable	(2,970)	-
Deferred rent receivable - related parties	(126,362)	(28,027)
Change in operating assets and liabilities:
Real estate tax escrow	27,601	(11,844)
Prepaid expenses and other assets	6,751	(29,415)
Security deposits	-	(1,860)
Accounts payable	31,499	30,279
Accrued expenses	(22,148)	34,502
Accrued expenses - related parties	2,750	33,000
Security deposits payable	4,774	-

NET CASH USED IN OPERATING ACTIVITIES	(22,381)	(90,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(206,579)	-
Acquisition of property and equipment	-	(2,491)

NET CASH USED IN INVESTING ACTIVITIES	(206,579)	(2,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(2,250)

NET CASH USED IN FINANCING ACTIVITIES	-	(2,250)

NET DECREASE IN CASH	(228,960)	(95,486)

CASH, beginning of period	1,281,464	1,066,377

CASH, end of period	$1,052,504	$970,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$48,123	$48,123
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$45,000	$-

See accompanying condensed notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc., formerly Vanguard Minerals Corporation (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. On May 2, 2006, the Company changed its name to Knewtrino, Inc. On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation. On October 2, 2013, the Company changed its name to Zoned Properties, Inc. to reflect its maturing business model that focuses on commercial property acquisition and development.

The Company is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. The Company acquires commercial properties that face unique zoning challenges and identifies solutions that can potentially have a major impact on the cash flow and value generated. Zoned Properties targets commercial properties that can be acquired and potentially re-zoned for specific purposes. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act.

The Company has the following wholly-owned subsidiaries:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2016 and 2015 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC Topic 820.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at March 31, 2016 and December 31, 2015. At March 31, 2016, the Company had approximately $802,500 of cash in excess of FDIC limits.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. The Company records acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The Company amortizes acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of depreciation and amortization. For the three months ended March 31, 2016 and 2015, there were no acquired in-place leases.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties (continued)

The Company’s properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. For the three months ended March 31, 2016 and 2015, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2015, in connection with certain related party leases, the Company only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property and the respective related party lease as part of a settlement agreement, and cancelled a related party lease in June 2015.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	March 31, 2016	March 31, 2015
Convertible debt	200,000	200,000
Stock options	1,300,000	0

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of March 31, 2016 and 2015 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2014-12 did not have a material effect on the Company’s financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to its consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The Company does not anticipate the guidance to have a material impact on its consolidated financial statements or notes to its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RENTAL PROPERTIES

On February 16, 2016, Chino Valley entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company.

Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. Through March 31, 2016, capitalized construction in progress costs related to the China Valley LOI amounted to $146,166. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

At March 31, 2016 and December 31, 2015, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2016	December 31, 2015
Building and building improvements	39	$4,844,741	$4,823,318
Construction in progress	-	230,156	-
Land	-	2,589,667	2,589,667
Equipment	7	23,164	23,164
Rental properties, at cost		7,687,728	7,436,149
Less: accumulated depreciation		(250,957)	(211,556)
Rental properties, net		$7,436,771	$7,224,593

For the three months ended March 31, 2016 and 2015, depreciation and amortization of rental properties amounted to $39,401 and $35,722, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

Description	Useful Life (Years)	March 31, 2016	December 31, 2015
Vehicle and site trailers	5 – 10	$42,555	$42,555
Office furniture and equipment	5 - 7	12,225	12,225
		54,780	54,780
Less: accumulated depreciation		(9,989)	(8,292)
Property and equipment, net		$44,791	$46,488

For the three months ended March 31, 2016 and 2015, depreciation expense amounted to $1,697 and $1,464, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

(A) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture, $500,000 from a beneficial common stockholder who also holds 50% of the issued preferred stock. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of March 31, 2016 and December 31, 2015, the principal balance due and owing under this Debenture is $500,000. As of March 31, 2016 and December 31, 2015, accrued interest payable amounted to $56,292 and $47,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the three months ended March 31, 2016 and 2015, interest expenses – related party amounted to $8,750 and $8,750, respectively.

(B) Employment agreement

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

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with a company owned by this beneficial shareholder of the Company to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015 and expires on August 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase. The Chino Valley lease commenced on August 1, 2015 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase. For the three months ended March 31, 2016 and 2015, rental income associated with these related party leases amounted to $345,526 and $145,111, respectively. At March 31, 2016 and December 31, 2015, deferred rent receivable – related party amounted to $493,375 and $367,013, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At March 31, 2016 and December 31, 2015, security deposits payable to related parties amounted to $45,000 and $26,250, respectively. On February 16, 2016, the Company entered into a letter of intent to amend these related party leases (see Note 9).

(D) Related party letter of intent

On February 16, 2016, Chino Valley entered into the “Chino Valley LOI with C3C3 Group, LLC (the “Tenant”) and Broken Arrow. Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company.

Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. Through March 31, 2016, capitalized construction in progress costs related to the China Valley LOI amounted to $146,166. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of March 31, 2016 and December 31, 2015, the principal balance due and owing under this Debenture is $500,000.

NOTE 7 – MORTGAGE PAYABLE

On March 7, 2014, the Company executed a $2,100,000 mortgage payable to acquire real estate having a carrying value of approximately $4,600,000. The mortgage bears interest at 7.5%. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project.

NOTE 8 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock issued for services

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

On February 1, 2016, pursuant to an engagement letter effective January 28, 2016, the Company agreed to issue an aggregate of 30,000 shares of its common stock to a company for architectural and design services to be rendered. Pursuant to the agreement, the Company shall issue 10,000 shares of common stock immediately and 20,000 shares of common stock at the completion of the engagement. The initial shares were valued at their aggregate fair value of $45,000 using the quoted share price on the date of grant of $4.50 per common share. In connection with the issuance of these shares, on February 1, 2016, the Company capitalized costs of $45,000 as part of construction in progress to be depreciated over the life of the building improvements. The Company shall value the remaining 20,000 shares when issued using the quoted share price on the measurement date, which shall be the date that the services are completed.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(B) Common stock issued for services (continued)

Effective September 1, 2015, the Company entered into a one year consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 7,500 restricted shares to be issued within the first thirty days of the contractual period and an additional 7,500 shares of restricted stock to be issued at the end of month seven. In connection with this agreement, on March 31, 2016, the Company issued 7,500 shares of restricted stock. The shares were valued at their aggregate fair value of $40,050 using the quoted share price on the dates of grant of $5.34 per common share. Accordingly, the Company recorded consulting fees of $40,050.

(C) Equity Incentive Plan

On October 1, 2014, the Board of Directors authorized the 2014 Equity Compensation Plan the (“Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance under the Plan. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2015, by an amount equal to one and one-half percent (1.5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 400,000 shares of common stock. If any shares of common stock that have been granted pursuant to a stock option cease to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of March 31, 2016, 1,550,000 options have been granted pursuant to the Plan and 8,450,000 shares are available for future issuance.

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.25%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $948,400 and will record stock-based consulting expense over the vesting period. For the three months ended March 31, 2016 and 2015, the Company recorded consulting expense of $111,901 and zero, respectively, related to these options.

In connection with an employment agreement with a former officer of the Company, the Company granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the employee under the Plan. The options vested as to 50,000 of such shares on August 1, 2015, and 50,000 options were to vest on May 1, 2016 and for each year thereafter through May 1, 2020, and expire five years from the date of grant or earlier due to employment termination. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 1.50%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $248,100 and was recording stock-based consulting expense over the vesting period. In January 2016, the employee resigned and the employment agreement was terminated. Accordingly, on January 8, 2016, 250,000 non-vested options were cancelled. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested stock options of $62,944 which was reflected as a reduction of compensation and benefits expense.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option (the “Option”), pursuant to the Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was December 30, 2015 and the Options expire on December 30, 2026. The options vest as to 25,000 of such shares on December 30, 2015, 25,000 options vest on December 30, 2016 and for each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $16,772 and zero, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(D) Stock options granted pursuant to consulting and employment agreements (continued)

At March 31, 2016, there were 1,300,000 options granted and 450,000 options vested and exercisable. As of March 31, 2016, there was $379,107 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at March 31, 2016 was approximately $5,642,000 and was calculated based on the difference between the quoted share price on March 31, 2016 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	1,550,000	$1.00	-	$-
Granted	-	-	-	-
Forfeited	(250,000)	1,00	-	-
Balance Outstanding March 31, 2016	1,300,000	$1.00	9.07	$5,642,000

Exercisable, March 31, 2016	450,000	$1.00	9.07	$1,953,000

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-003047, which has been consolidated with CV2014-005642; Date Filed: March 14, 2014

Holistic Patient Wellness Group, LLC (“HPWG”) leased from the Company retail space in Tempe, Arizona to operate a medical marijuana cultivation site. HPWG claims that we violated the terms of the lease for various reasons. On May 23, 2014, we concluded that HPWG had breached the lease, and terminated the lease and retook possession of the property. On May 27, 2014, HPWG filed a petition for an order to show cause, seeking an expedited ruling on its claim that we violated the terms of the stipulated preliminary injunction. The court re-set the hearing multiple times, ultimately continuing it until March 17, 2015. On April 27, 2015, two entities related to HPWG moved for leave to amend their answer and counterclaim to assert several new claims against new parties, including us. On June 2, 2015, the court sua sponte denied the motion. On August 17, 2015, the court granted a renewed request made by the two entities related to HPWG to move for leave to amend their answer and counterclaim, but expressly afforded us an opportunity to respond in opposition to such a motion. On October 20, 2015, HPWG filed a motion to enforce a purported settlement agreement with the Company and to dismiss its claims against us. The Company responded in opposition to the motion, because (i) the mutual release in the purported settlement agreement was too broad in its scope, and (ii) the Company wanted to preserve its right to seek an award of attorney’s fees and costs against HPWG. On February 1, 2016, the Court granted HPWG’s motion to enforce the settlement agreement and to dismiss the claims against the Company, each party to bear its own attorneys’ fees and costs. As of March 17, 2016, the Company submitted its proposed form of judgment, which was accepted by the Court dismissing the Company from the lawsuit. The Company has no financial obligations to HPWG as result of the settlement and dismissal. While the Company no longer is a party to the lawsuit, related claims are still pending among other parties in the lawsuit.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Legal matters (continued)

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

In lieu of filing an amended complaint in Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-00304 (see above), Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a new complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. As in the prior action, the complaint concerns the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs have asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company filed a motion to transfer the lawsuit to the Honorable Judge James T. Blomo, and to consolidate the lawsuit with the First Lawsuit, because: (i) Judge Blomo has presided over the First Lawsuit and is familiar with the issues raised by the complaint; and (ii) related claims still are pending in the First Lawsuit. On the same day, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) also filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On March 23, 2016, Judge Blomo denied the Company’s motion to transfer and consolidate. On April 14, 2016, Judge Brodman granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. If an amended complaint is not filed within 20 days, the tort claims are dismissed with prejudice. On May 5, 2016, HH3 and Xingang filed an amended complaint, which no longer names Alex McLaren as a defendant but otherwise purports to maintain the same claims.  The Company’s response to the amended complaint is due May 24, 2016.

In a letter dated February 4, 2016, the Company’s former Chief Operating Officer (“COO”), through legal counsel, made a written demand on the Company related to her resignation on December 29, 2015. In her letter, the COO alleges, among other things, that we refused to establish a bonus program for the COO as had been represented to her before she joined the Company, that she was not allowed to perform her duties, and that she was subject to “mistreatment” by the Chief Executive Officer. The COO has demanded $500,000 to settle her purported claims. On February 18, 2016, the Company responded to the COO’s written demand, denied all liability, and offered an additional one-month of severance pay (approximately $8,350) in exchange for a full release to settle the dispute. On March 29, 2016, Ms. Haugland rejected the Company’s settlement offer without making a counter-offer, and proposed that the parties participate in mediation. On April 8, 2016, the Company rejected Ms. Haugland’s proposal for mediation, and re-urged its original settlement offer. Ms. Haugland’s deadline to respond was April 15, 2016. As of the date of this report, no response has been received by Ms. Haugland.

In a letter dated April 4, 2016, a shareholder of the Company, Greentree Financial Group, Inc. (“Greentree”), through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, Greentree alleges, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. Greentree has demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. Greentree has indicated its intent to file a putative shareholder derivative action if its demand is not accepted. The Company is in the process of evaluating Greentree’s demand and formulating a response.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Rental property acquisitions

On March 15, 2016, the Company entered into a letter of intent (the “Catalina Partners LOI”) with Catalina Partners III LLC (“Catalina Partners”) and Catalina Hills Botanical Care, Inc. (“Catalina Hills”) pursuant to which the parties agreed to work together in good faith to mutually agree on the terms of a lease agreement to be entered into by the parties. Pursuant to the terms of the Catalina Partners LOI, the parties will execute a lease agreement consistent with the terms of the Catalina Partners LOI no later than 90 days after execution of the Catalina Partners LOI. The lease agreement will provide for the lease of approximately 25,000 square feet of space (the “Premises”) by us to Catalina Partners. The Company agreed to grant Catalina Partners an option to lease an additional 15,000 square feet of adjacent space. The parties agreed that our total projected budget for constructing Catalina Partners’ improvements and developing the Premises is an amount equal to or less than $2,500,000, with such additional amounts subject to approval by Catalina Partners. The cost of Catalina Partners’ improvements will be paid by the Company. The Catalina Partners LOI and execution of the lease agreement are subject to certain contingencies, including that the Company must obtain commercially reasonable financing for the development of the Premises and the construction of Catalina Partners’ improvements, acquisition by the Company of written approval of all due diligence and underwriting matters required by the Company and/or the Company’s lender, acquisition of necessary zoning and land use entitlements, and Catalina Partners’ obtaining written approval from AZDHS of approval to operate the Premises as a medical marijuana cultivation and production facility on behalf of Catalina Hills. Certain individuals agreed to personally guarantee the Catalina Partners lease agreement.

NOTE 10 – CONCENTRATIONS

Rental income and rent receivable – related parties

During 2014, the Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during year ended December 31, 2015, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended March 31, 2016 and 2015, rental revenue associated with these leases amounted to $345,526 and $145,111, respectively. For the three months ended March 31, 2016 and 2015, rental income - related parties represents 85.0% and 63.8% of total revenues, respectively. At March 31, 2016 and December 31, 2015, deferred rent receivable – related parties amounted to $129,333 and $367,013, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

NOTE 11 – SUBSEQUENT EVENTS

Rental property acquisitions

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty.

Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 11 – SUBSEQUENT EVENTS (continued)

Common shares issued

On April 1, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 3,750 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $20,025 using the quoted share price on the dates of grant of $5.34 per common share. Accordingly, the Company recorded compensation expense of $20,025.

Legal matters

In a letter dated April 4, 2016, a shareholder of the Company, Greentree Financial Group, Inc. (“Greentree”), through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, Greentree alleges, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. Greentree has demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. Greentree has indicated its intent to file a putative shareholder derivative action if its demand is not accepted. The Company is in the process of evaluating Greentree’s demand and formulating a response.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on March 8, 2016, as the same may be updated from time to time in documents that we file with the SEC.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the three months ended March 31, 2016, improvements made to rental properties amounted to $206,579.

As of March 31, 2016, a summary of rental properties owned by us consisted of the following:

Description	Tempe, AZ	Tempe, AZ		Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
	Mixed -use warehouse/office	Mixed -use warehouse/office	Gilbert, AZ Land	Retail (special-use)	Greenhouse / Nursery	Retail (Special-Use)
Current Use	Medical marijuana cultivation and packaging	Warehouse/office	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	March 2014	March 2014	January 2014	October 2014	August 2015	May 2014
Lease Start Date	August 2015	April 2015	N/A	October 2014	August 2015	October 2014
Lease End Date	July 2035	March 2020	N/A	September 2024	July 2035	September 2024
Total Rentable Sq. Ft.	60,000	22,355	0	1,440	38,799	1,497
Sq. Ft. rented as of March 31, 2016	5,000	22,355	N/A	1,440	15,000	1,497
Vacant Rentable Sq. Ft.	55,000	0	N/A	0	23,799	0
Land Area	3.65 Acres 158,772 Sq. Ft.	1.28 Acres 56,000 Sq. Ft.	0.8 acres 34,717 Sq. Ft.	1.33 Acres 57,769 Sq. Ft.	47.6 Acres 2,072,149 Sq. Ft.	0.16 Acres 7,061 Sq. Ft
Total No. of Tenants	1	1	N/A	1	1	1
No. of Related Party Tenants	1	0	N/A	1	1	1

Annual Base Rent:
2016 (remainder of year)	$124,871	$148,365	$-	$91,271	$370,000	$115,200
2017	173,639	202,266	-	127,256	514,500	160,745
2018	182,328	208,329	-	133,619	540,225	168,782
2019	191,442	214,588	-	140,300	567,236	177,221
2020	201,014	54,041		147,315	595,598	186,082
Thereafter	4,375,384	-	-	620,269	12,964,099	783,497
Total	$5,248,678	$827,589	$-	$1,260,030	$15,551,658	$1,591,527

Annualized $ per Rented Sq. Ft.
2015	$24	$8	-	$76	$22	$93
2016	$33	$9	-	$84	$32	$102
2017	$35	$9	-	$88	$34	$107

Recent Developments

On February 16, 2016, our wholly-owned subsidiary, Chino Valley entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company. Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will be $70,833 beginning June 1, 2016 and $127,500 beginning August 1, 2016; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. Through March 31, 2016, capitalized construction in progress costs related to the China Valley LOI amounted to $146,166. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to us in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

On March 15, 2016, we entered into a letter of intent (the “Catalina Partners LOI”) with Catalina Partners III LLC (“Catalina Partners”) and Catalina Hills Botanical Care, Inc. (“Catalina Hills”) pursuant to which the parties agreed to work together in good faith to mutually agree on the terms of a lease agreement to be entered into by the parties. Pursuant to the terms of the Catalina Partners LOI, the parties will execute a lease agreement consistent with the terms of the Catalina Partners LOI no later than 90 days after execution of the Catalina Partners LOI. The lease agreement will provide for the lease of approximately 25,000 square feet of space (the “Premises”) by us to Catalina Partners. We agreed to grant Catalina Partners an option to lease an additional 15,000 square feet of adjacent space. The parties agreed that our total projected budget for constructing Catalina Partners’ improvements and developing the Premises is an amount equal to or less than $2,500,000, with such additional amounts subject to approval by Catalina Partners. The cost of Catalina Partners’ improvements will be paid by us. The Catalina Partners LOI and execution of the lease agreement are subject to certain contingencies, including that we must obtain commercially reasonable financing for the development of the Premises and the construction of Catalina Partners’ improvements, acquisition by us of written approval of all due diligence and underwriting matters required by us and/or our lender, acquisition of necessary zoning and land use entitlements, and Catalina Partners’ obtaining written approval from AZDHS of approval to operate the Premises as a medical marijuana cultivation and production facility on behalf of Catalina Hills. Certain individuals agreed to personally guarantee the Catalina Partners lease agreement.

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), our wholly-owned subsidiary, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty.

Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement.

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2016 and 2015, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three Months ended March 31, 2016 and 2015

Revenues

For the three months ended March 31, 2016 and 2015, revenues consisted of the following:

	Three Months ended March 31,
	2016	2015
Rent revenues	$60,880	$82,175
Rent revenues – related parties	345,526	145,111
Total revenues	$406,406	$227,286

For the three months ended March 31, 2016, total revenues amounted to $406,406, including related party revenues of $345,526, as compared to $227,286, including related party revenues of $145,111, for the three months ended March 31, 2015, an increase of $179,120 or 78.8%. In March 2014, we began recording revenue from the leases of our properties. In August 2015, in connection with a settlement agreement, we received our Chino Valley property in exchange for our New Mexico property resulting in a net increase in rent revenues – related parties of approximately $167,000.

Operating expenses

For the three months ended March 31, 2016, operating expenses amounted to $586,186 as compared to $355,262 for the three months ended March 31, 2015, representing an increase of $230,924 or 65.0%. For the three months ended March 31, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended March 31,
	2016	2015
Compensation and benefits	$179,824	$66,926
Professional fees	276,522	121,005
General and administrative expenses	51,621	62,171
Depreciation and amortization	41,098	37,186
Property operating expenses	15,460	14,557
Real estate taxes	21,661	14,667
Consulting fees - related parties	-	21,250
Settlement expense	-	17,500
Total	$586,186	$355,262

•	For the three months ended March 31, 2016, compensation and benefit expense increased by $112,898 or 168.7% as compared to the three months ended March 31, 2015. The increase was primarily attributable to the following:

1.	During the three months ended March 31, 2016, we recorded stock-based compensation of $99,328 as compared to $30,000 for the comparable 2015 period, an increase of $69,328 or 231.1%. The increase was related to the accretion of stock option expense in 2016 of $16,772, an increase in stock-based compensation related to the issuance of shares to the Company’s directors and chief financial officer of $115,500, offset by the reversal of stock-based compensation of $62,944 related to the cancellation of unvested stock options.
2.	During the three months ended March 31, 2016, we incurred additional compensation and benefit expense as compared to the comparable 2015 period related to the hiring of our chief operating officer and chief financial officer of approximately $42,000.

●	For the three months ended March 31, 2016, professional fees increased by $155,517, or 128.5%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in legal fees of $10,735 attributable to real estate and other legal matters, an increase in consulting fees of $82,752 related to accretion of stock-based consulting expense of $111,901 from the granting of stock options to a consultant, offset by a decrease in consulting expense of $29,150, and an increase in public relations fees incurred of $59,836. We used consultants to assist us with introductions to potential business partners and customers, to help us with public relations services, including helping us find market makers, broker-dealers, and sources of capital, advise us on construction of indoor, outdoor and greenhouse agricultural systems, assist us with agricultural licensing and zoning, and assist with development of business modeling, market development and advice concerning equity and debt financings.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2016, general and administrative expenses decreased by $10,550 or 17.0% as compared to the three months ended March 31, 2015. These changes were primarily attributable to a decrease in rent expense of $2,275, a decrease in insurance expense of $10,664 related to the New Mexico property, a decrease in travel expenses of $4,504 offset by an increase in filing fees of $8,865 primarily related to fees paid for a listing on the OTCQX and edgar filing fees and a net decrease in other general and administrative expenses of $1,972.

●	For the three months ended March 31, 2016, depreciation and amortization expense amounted to $41,098, as compared to $37,186 for the three months ended March 31, 2015, representing an increase of $3,912 or 10.5%, attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended March 31, 2016, property operating expenses amounted to $15,460, as compared to $14,557 for the three months ended March 31, 2015, representing an increase of $903 or 6.2% attributable to an increase in insurance paid for the additional the property in Chino Valley. In the third quarter of 2015, we terminated the use of a management company and now we manage all of our properties.

●	For the three months ended March 31, 2016, real estate taxes amounted to $21,661 as compared to $14,667 for the three months ended March 31, 2015, representing an increase of $6,994 or 47.7%. In August 2015, we acquired additional rental properties and began incurring such taxes.

●	For the three months ended March 31, 2016, consulting fees – related parties amounted to zero as compared to $21,250 for the three months ended March 31, 2015, representing a decrease of $21,250 or 100%. Beginning in August 2014, we incurred consulting fees in connection with a consulting agreement with a related party. In August 2015, this employment agreement was terminated.

●	For the three months ended March 31, 2016, settlement expense amounted to zero as compared to $17,500 for the three months ended March 31, 2015. During 2015, we settled certain litigation and a claim by paying cash of $17,500.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2016, our loss from operations amounted to $179,780 as compared to $127,976 for the three months ended March 31, 2015, representing an increase of $51,804 or 40.5%.

Other income (expenses)

Other expenses includes interest expense and other income. For the three months ended March 31, 2016, total other expenses, net amounted to $56,873 as compared to $56,590, representing a decrease of $283 or 0.5%. This decrease was attributable to an increase in interest income of $283.

Net loss

As a result of the foregoing, for the three months ended March 31, 2016 and 2015, net loss amounted to $236,653, or $0.01 per common share, and $184,566, or $0.01 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for ongoing operations. We had cash of $1,052,504 and $1,281,464 as of March 31, 2016 and December 31, 2015, respectively.

Our primary uses of cash have been for salaries, fees paid for professional services, property operating expenses, general and administrative expenses, and the acquisition of rental properties. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition and buildout of rental properties;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We currently have material commitments for capital expenditures amounting to approximately $5,000,000 for the expansion and buildout of our Chino Valley and Tempe properties and acquisition of new rental properties. These capital expenditures are contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

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

Cash Flow

For the Three Months Ended March 31, 2016 and 2015

Net cash flow used by operating activities was $22,381 for the three months ended March 31, 2016 as compared to $90,745 for the three months ended March 31, 2015, representing a decrease in cash used in operations of $68,364.

●	Net cash flow used in operating activities for the three months ended March 31, 2016 primarily reflected a net loss of $(236,653) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $41,098, stock-based compensation expense of $185,550, net accretion of stock-based stock option expense of $65,729, and a non-cash increase in deferred rent receivables of $(129,332), and changes in operating assets and liabilities primarily consisting of a decrease in accrued expense of $(22,148), offset by a decrease in real estate tax escrow of $27,601, a decrease of prepaid expenses and other assets of $6,751, an increase in accounts payable of $31,499, an increase in accrued expenses – related parties of $2,750, and an increase in security deposits payable of $4,774.

●	Net cash flow used in operating activities for the year ended March 31, 2015 primarily reflected a net loss of $(184,566) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $37,186, stock-based compensation expense of $30,000, and a non-cash increase in deferred rent receivables of $(28,027), and changes in operating assets and liabilities primarily consisting of an increase in real estate tax escrow of $(11,844), and an increase in prepaid expenses and other assets of $(29,415), offset by an increase in accounts payable of $30,279, accrued expenses of $34,502, and accrued expenses – related parties of $33,000

Net cash flow used in investing activities reflects the purchase of property and equipment, and rental properties that primarily consists of buildings and improvements and property and equipment of $206,579 and $2,491 for the three months ended March 31, 2016 and 2015, respectively.

Net cash flows from financing activities was zero for the three months ended March 31, 2016 as compared to net cash used in financing activities $2,250 for the three months ended March 31, 2015 for the redemption of common stock.

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

The following tables summarize our contractual obligations as of March 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$1,000	$-	$1,000	$-	$-
Interest on convertible notes	155	126	29
Mortgage payable	2,100	-	2,100	-	-
Interest on mortgage payable	463	157	306	-
Total	$3,718	$283	$3,435	$-	$-

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or we record a direct write-off of the specific rent receivable. For the three months ended March 31, 2015, in connection with certain related party leases, we only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, we transferred title to its Bernalillo, New Mexico and the respective related party lease as part of a settlement agreement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2014-12 did not have a material effect on our financial position, results of operations and cash flows.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The Company does not anticipate the guidance to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses identified in the Company’s internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting, financial reporting, and business issues, (2) a lack of adequate segregation of duties, (3) a lack of approvals on material real estate acquisitions and disbursements, and (4) we do not have an independent audit committee. Until such time as we expand our staff to include additional personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-003047, which has been consolidated with CV2014-005642; Date Filed: March 14, 2014

Holistic Patient Wellness Group, LLC (“HPWG”) leased from the Company retail space in Tempe, Arizona to operate a medical marijuana cultivation site. HPWG claims that we violated the terms of the lease for various reasons. On May 23, 2014, we concluded that HPWG had breached the lease, and terminated the lease and retook possession of the property. On May 27, 2014, HPWG filed a petition for an order to show cause, seeking an expedited ruling on its claim that we violated the terms of the stipulated preliminary injunction. The court re-set the hearing multiple times, ultimately continuing it until March 17, 2015. On April 27, 2015, two entities related to HPWG moved for leave to amend their answer and counterclaim to assert several new claims against new parties, including us. On June 2, 2015, the court sua sponte denied the motion. On August 17, 2015, the court granted a renewed request made by the two entities related to HPWG to move for leave to amend their answer and counterclaim, but expressly afforded us an opportunity to respond in opposition to such a motion. On October 20, 2015, HPWG filed a motion to enforce a purported settlement agreement with the Company and to dismiss its claims against us. The Company responded in opposition to the motion, because (i) the mutual release in the purported settlement agreement was too broad in its scope, and (ii) the Company wanted to preserve its right to seek an award of attorney’s fees and costs against HPWG. On February 1, 2016, the Court granted HPWG’s motion to enforce the settlement agreement and to dismiss the claims against the Company, each party to bear its own attorneys’ fees and costs. As of March 17, 2016, the Company submitted its proposed form of judgment, which was accepted by the Court dismissing the Company from the lawsuit. The Company has no financial obligations to HPWG as result of the settlement and dismissal. While the Company no longer is a party to the lawsuit, related claims still are pending among other parties in the lawsuit.

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

In lieu of filing an amended complaint in Holistic Patient Wellness Group, LLC v. Zoned Properties, Inc.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2014-00304 (see above), Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a new complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. As in the prior action, the complaint concerns the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs have asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company filed a motion to transfer the lawsuit to the Honorable Judge James T. Blomo, and to consolidate the lawsuit with the First Lawsuit, because: (i) Judge Blomo has presided over the First Lawsuit and is familiar with the issues raised by the complaint; and (ii) related claims still are pending in the First Lawsuit. On the same day, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) also filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On March 23, 2016, Judge Blomo denied the Company’s motion to transfer and consolidate. On April 14, 2016, Judge Brodman granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016, HH3 and Xingang filed an amended complaint, which no longer names Alex McLaren as a defendant but otherwise purports to maintain the same claims.  The Company’s response to the amended complaint is due May 24, 2016.

In a letter dated February 4, 2016, the Company’s former Chief Operating Officer (“COO”), through legal counsel, made a written demand on the Company related to her resignation on December 29, 2015. In her letter, the COO alleges, among other things, that we refused to establish a bonus program for the COO as had been represented to her before she joined the Company, that she was not allowed to perform her duties, and that she was subject to “mistreatment” by the Chief Executive Officer. The COO has demanded $500,000 to settle her purported claims. On February 18, 2016, the Company responded to the COO’s written demand, denied all liability, and offered an additional one-month of severance pay (approximately $8,350) in exchange for a full release to settle the dispute. On March 29, 2016, Ms. Haugland rejected the Company’s settlement offer without making a counter-offer, and proposed that the parties participate in mediation. On April 8, 2016, the Company rejected Ms. Haugland’s proposal for mediation, and re-urged its original settlement offer. Ms. Haugland’s deadline to respond was April 15, 2016. As of the date of this report, no response has been received by Ms. Haugland.

In a letter dated April 4, 2016, a shareholder of the Company, Greentree Financial Group, Inc. (“Greentree”), through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, Greentree alleges, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. Greentree has demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. Greentree has indicated its intent to file a putative shareholder derivative action if its demand is not accepted. The Company is in the process of evaluating Greentree’s demand and formulating a response.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
1/1/2016	CFO Oncall, Inc.	Section 4(a)(2)	3,750	$1.00	For Services	Restricted	Yes
1/27/2016	Multiple Parties*	Section 4(a)(2)	30,000	$1.00	For Services	Restricted	Yes
2/1/2016	David A Cintron, Jr.	Section 4(a)(2)	10,000	$2.17	For Services	Restricted	Yes
3/31/2016	Hayden IR, LLC	Section 4(a)(2)	7,500	$1.00	For Services	Restricted	Yes

*Company issued 10,000 shares of stock to each of three (3) board members as compensation for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Binding Letter of Intent dated as of February 16, 2016 between Chino Valley Properties, LLC, C3C3 Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on February 18, 2016).

10.2	Binding Letter of Intent dated as of February 17, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on February 18, 2016).

10.3	Binding Letter of Intent dated as of March 15, 2016 between the registrant, Catalina Partners III LLC and Catalina Hills Botanical Care, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on March 17, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 12, 2016	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer
Principal Financial Officer and
(Principal Accounting Officer)

