Form 10-Q
period 2016-06-30
Zoned Properties, Inc.
filed 2016-08-15
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 12, 2016, the registrant had 17,155,125 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$816,640	$1,281,464
Rental properties, net (See Note 3)	7,642,196	7,224,593
Deferred rent receivable	13,406	8,909
Deferred rent receivable - related parties	609,739	367,013
Real estate tax escrow	85,221	46,072
Prepaid expenses and other current assets	55,167	105,684
Property and equipment, net	40,935	46,488
Security deposits	8,158	8,158

TOTAL ASSETS	$9,271,462	$9,088,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$2,100,000	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	500,000	500,000
Accounts payable	111,962	36,797
Accrued expenses	162,054	92,044
Accrued expenses - related parties	68,042	56,542
Security deposits payable	85,713	62,440

Total Liabilities	3,527,771	3,347,823

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,135,850 and 17,080,850 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,136	17,081
Additional paid-in capital	19,825,545	19,412,954
Accumulated deficit	(14,100,990)	(13,691,477)

Total Stockholders' Equity	5,743,691	5,740,558

Total Liabilities and Stockholders' Equity	$9,271,462	$9,088,381

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES:
Rental revenues	$58,200	$84,843	$119,080	$167,018
Rental revenues - related parties	345,476	202,858	691,002	347,969

Total Revenues	403,676	287,701	810,082	514,987

OPERATING EXPENSES:
Compensation and benefits	93,561	111,238	273,385	178,164
Professional fees	205,678	520,048	482,200	641,053
General and administrative expenses	52,679	66,958	104,300	129,129
Depreciation and amortization	41,673	37,276	82,771	74,462
Property operating expenses	15,568	24,591	31,028	39,148
Real estate taxes	21,161	13,198	42,822	27,865
Consulting fees - related parties	-	24,100	-	45,350
Settlement expense	87,500	50,000	87,500	67,500

Total Operating Expenses	517,820	847,409	1,104,006	1,202,671

LOSS FROM OPERATIONS	(114,144)	(559,708)	(293,924)	(687,684)

OTHER INCOME (EXPENSES):
Interest expenses	(48,123)	(48,123)	(96,246)	(96,246)
Interest expenses - related parties	(8,750)	(8,750)	(17,500)	(17,500)
Loss on sale of property and equipment	(1,843)	-	(1,843)	-
Interest income	-	2,736	-	3,019

Total Other Expenses, net	(58,716)	(54,137)	(115,589)	(110,727)

LOSS BEFORE INCOME TAXES	(172,860)	(613,845)	(409,513)	(798,411)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(172,860)	$(613,845)	$(409,513)	$(798,411)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	17,135,809	19,031,853	17,123,975	18,781,304

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,513)	$(798,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	82,771	74,462
Stock-based compensation	205,575	45,000
Stock-based settlement expense	-	50,000
Accretion of stock-based stock option expense	162,071	313,511
Loss from sale of property and equipment	1,843	-
Deferred rent receivable	(4,497)	(2,970)
Deferred rent receivable - related parties	(242,726)	(44,054)
Change in operating assets and liabilities:
Real estate tax escrow	(39,149)	(415)
Prepaid expenses and other assets	50,517	26,189
Security deposits	-	(1,860)
Accounts payable	75,165	51,859
Accrued expenses	70,010	17,799
Accrued expenses - related parties	11,500	63,000
Security deposits payable	23,273	-

NET CASH USED IN OPERATING ACTIVITIES	(13,160)	(205,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(452,164)	-
Cash received from sale of property and equipment	500	-
Acquisition of property and equipment	-	(6,961)

NET CASH USED IN INVESTING ACTIVITIES	(451,664)	(6,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Redemption of common stock	-	(2,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	997,750

NET (DECREASE) INCREASE IN CASH	(464,824)	784,899

CASH, beginning of period	1,281,464	1,066,377
	\
CASH, end of period	$816,640	$1,851,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$96,250	$96,246
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$45,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The Company has the following wholly-owned subsidiaries:

•	Gilbert Property Management, LLC was organized in the State of Arizona on February 10, 2014.

•	Tempe Industrial Properties, LLC was organized in the State of Arizona on February 19, 2014.

•	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

•	Kingman Property Group, LLC was organized in the State of Arizona on April 15, 2014.

•	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

•	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

•	Zoned Colorado Properties, LLC was organized in the State of Colorado on September 17, 2015.

•	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2016 and 2015 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at June 30, 2016 and December 31, 2015. At June 30, 2016, the Company had approximately $567,000 of cash in excess of FDIC limits.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. The Company records acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The Company amortizes acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of depreciation and amortization. For the six months ended June 30, 2016 and 2015, there were no acquired in-place leases.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties (continued)

The Company’s properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. For the six months ended June 30, 2016 and 2015, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of June 30, 2016 and December 31, 2015. For the six months ended June 30, 2015, in connection with certain related party leases, the Company only included in revenues the amount of rents received from the related parties in accordance with the lease terms. On August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property and the respective related party lease as part of a settlement agreement, and cancelled a related party lease in June 2015.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

	June 30, 2016	June 30, 2015
Convertible debt	200,000	200,000
Stock options	1,250,000	1,300,000

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

The Company does not believe it has any uncertain tax positions as of June 30, 2016 and 2015 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – RENTAL PROPERTIES

On February 16, 2016, Chino Valley entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company. Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will increase monthly; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. As of June 30, 2016, the existing lease agreement has not been amended. Through June 30, 2016, capitalized building improvements and construction in progress costs related to the China Valley LOI amounted to $388,200. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. As of June 30, 2016, the Town of Chino Valley has granted the Company a five year Phased Protected Development Rights Plan for the Chino Valley Property with an option to extend for an additional two year term. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

At June 30, 2016 and December 31, 2015, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2016	December 31, 2015
Building and building improvements	39	$4,950,016	$4,823,318
Construction in progress	-	370,466	-
Land	-	2,589,667	2,589,667
Equipment	7	23,164	23,164
Rental properties, at cost		7,933,313	7,436,149
Less: accumulated depreciation		(291,117)	(211,556)
Rental properties, net		$7,642,196	$7,224,593

For the three months ended June 30, 2016 and 2015, depreciation and amortization of rental properties amounted to $40,160 and $35,722, respectively. For the six months ended June 30, 2016 and 2015, depreciation and amortization of rental properties amounted to $79,561 and $71,444, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

Description	Useful Life (Years)	June 30, 2016	December 31, 2015
Vehicle and site trailers	5 – 10	$38,855	$42,555
Office furniture and equipment	5 – 7	12,225	12,225
		51,080	54,780
Less: accumulated depreciation		(10,145)	(8,292)
Property and equipment, net		$40,935	$46,488

For the three months ended June 30, 2016 and 2015, depreciation expense amounted to $1,513 and $1,554, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense amounted to $3,210 and $3,018, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

(A) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture, $500,000 from a beneficial common stockholder who also holds 50% of the issued preferred stock. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of June 30, 2016 and December 31, 2015, the principal balance due and owing under this Debenture is $500,000. As of June 30, 2016 and December 31, 2015, accrued interest payable amounted to $65,042 and $47,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the three months ended June 30, 2016 and 2015, interest expenses – related party amounted to $8,750 and $8,750, respectively. For the six months ended June 30, 2016 and 2015, interest expenses – related party amounted to $17,500 and $17,500, respectively.

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

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with a company owned by this beneficial shareholder of the Company to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015 and expires on August 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase. The Chino Valley lease commenced on August 1, 2015 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase. For the three months ended June 30, 2016 and 2015, rental income associated with these related party leases amounted to $345,476 and $202,858, respectively. For the six months ended June 30, 2016 and 2015, rental income associated with these related party leases amounted to $691,002 and $347,969, respectively. At June 30, 2016 and December 31, 2015, deferred rent receivable – related party amounted to $609,739 and $367,013, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At June 30, 2016 and December 31, 2015, security deposits payable to related parties amounted to $63,750 and $26,250, respectively.

(D) Related party letter of intent

On February 16, 2016, Chino Valley entered into the “Chino Valley LOI with C3C3 Group, LLC (the “Tenant”) and Broken Arrow. Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company. Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will increase monthly; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. As of June 30, 2016, the existing lease agreement has not been amended. Through June 30, 2016, capitalized construction in progress costs related to the Chino Valley LOI amounted to $388,200. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. As of June 30, 2016, the Town of Chino Valley has granted the Company a five year Phased Protected Development Rights Plan for the Chino Valley Property with an option to extend for an additional two year term. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of June 30, 2016 and December 31, 2015, the principal balance due and owing under this Debenture is $500,000.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

(C) Equity Incentive Plan

On October 1, 2014, the Board of Directors authorized the 2014 Equity Compensation Plan the (“Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance under the Plan. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2015, by an amount equal to one and one-half percent (1.5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 400,000 shares of common stock. If any shares of common stock that have been granted pursuant to a stock option cease to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminated, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of June 30, 2016, 1,250,000 options are outstanding pursuant to the Plan and 8,700,000 shares are available for future issuance.

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.25%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $948,400 and will record stock-based consulting expense over the vesting period. For the three months ended June 30, 2016 and 2015, the Company recorded consulting expense of $79,570 and $270,208, respectively, related to these options. For the six months ended June 30, 2016 and 2015, the Company recorded consulting expense of $191,471 and $270,208, respectively, related to these options.

In connection with an employment agreement with a former officer of the Company, the Company granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the employee under the Plan. The options vested as to 50,000 of such shares on August 1, 2015, and 50,000 options were to vest on May 1, 2016 and for each year thereafter through May 1, 2020, and expire five years from the date of grant or earlier due to employment termination. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 1.50%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $248,100 and was recording stock-based consulting expense over the vesting period. For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense of zero and $43,303. Respectively, related to these options. In January 2016, the employee resigned and the employment agreement was terminated. Accordingly, on January 8, 2016, 250,000 non-vested options were cancelled. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested stock options of $62,944 which was reflected as a reduction of compensation and benefits expense. Additionally, in April 2016, the remaining 50,000 vested stock options were cancelled due to employment termination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

(D) Stock options granted pursuant to consulting and employment agreements (continued)

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option (the “Option”), pursuant to the Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was December 30, 2015 and the Options expire on December 30, 2026. The options vest as to 25,000 of such shares on December 30, 2015, 25,000 options vest on December 30, 2016 and for each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $16,772 and zero, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $33,544 and zero, respectively.

At June 30, 2016, there were 1,250,000 options outstanding and 525,000 options vested and exercisable. As of June 30, 2016, there was $282,765 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at June 30, 2016 was approximately $1,987,500 and was calculated based on the difference between the quoted share price on June 30, 2016 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	1,550,000	$1.00	-	$-
Forfeited	(300,000)	1,00	-	-
Balance Outstanding June 30, 2016	1,250,000	$1.00	8.82	$1,987,500

Exercisable, June 30, 2016	525,000	$1.00	8.82	$834,750

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Legal matters (continued)

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. The complaint concerned the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016 HH# and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016.

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

In a letter dated April 4, 2016, a shareholder of the Company, a certain shareholder, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, this shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholders demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company will issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 shall be issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. At June 30, 2016, in connection with this settlement agreement, the Company recorded settlement expense and an accrued expense of $87,500.

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. The Company has evaluated Brannigan’s purported claims, and intends to vigorously defend against such claim. A mediation involving all interested parties occurred on July 29, 2016 and was unsuccessful.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Rental property acquisitions

On March 15, 2016, the Company entered into a letter of intent (the “Catalina Partners LOI”) with Catalina Partners III LLC (“Catalina Partners”) and Catalina Hills Botanical Care, Inc. (“Catalina Hills”) pursuant to which the parties agreed to work together in good faith to mutually agree on the terms of a lease agreement to be entered into by the parties. The Catalina Partners LOI and execution of the lease agreement were subject to certain contingencies, including acquisition by the Company of written approval of all due diligence and underwriting matters required by the Company and/or the Company’s lender, that the Company must have obtained commercially reasonable financing for the development of the premises and the construction of certain improvements, acquisition of necessary zoning and land use entitlements, and Catalina Partners’ obtaining necessary government approval to operate the premises as a medical marijuana cultivation and production facility (collectively, the “Contingencies”). The parties also agreed that in the event the Contingencies were not mutually satisfied on or before the date that is 90 days after execution of the Catalina Partners LOI, the Catalina Partners LOI would terminate. Because the 90-day period expired on June 18, 2016 and all of the Contingencies were not satisfied, the Catalina Partners LOI terminated effective June 18, 2016.

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of June 30, 2016, the Company and Seller are still cooperating to complete the purchase.

NOTE 10 – CONCENTRATIONS

Rental income and rent receivable – related parties

During 2014, the Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during year ended December 31, 2015, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended June 30, 2016 and 2015, rental revenue associated with these leases amounted to $345,476 and $202,858, which represents 85.6% and 70.5% of total revenues, respectively. For the six months ended June 30, 2016 and 2015, rental revenue associated with these leases amounted to $691,002 and $347,969, which represents 85.3% and 67.6% of total revenues, respectively. At June 30, 2016 and December 31, 2015, deferred rent receivable – related parties amounted to $609,739 and $367,013, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

NOTE 11 – SUBSEQUENT EVENTS

Common shares issued

On July 1, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 6,775 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $20,025 using the quoted share price on the dates of grant of $2.54 per common share. Accordingly, the Company recorded compensation expense of $17,208.

On July 15, 2016, pursuant to a Settlement Agreement (see Note 9), the Company agree to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 shall be issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017.

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “Plan”), which reserved 10,000,000 shares of common stock. If any share of common stock that have been granted pursuant to a stock option ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminates, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plans purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions.

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the six months ended June 30, 2016, improvements made to rental properties amounted to $452,164.

As of June 30, 2016, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Tempe, AZ	Gilbert, AZ	Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Mixed -use warehouse/office	Land	Retail (special-use)	Greenhouse / Nursery	Retail (Special-Use)
Current Use	Medical marijuana cultivation and packaging	Warehouse/office	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	March 2014	March 2014	January 2014	October 2014	August 2015	May 2014
Lease Start Date	August 2015	April 2015	N/A	October 2014	August 2015	October 2014
Lease End Date	July 2035	March 2020	N/A	September 2024	July 2035	September 2024
Total Rentable Sq. Ft.	60,000	22,355	0	1,440	38,799	1,497
Sq. Ft. rented as of June 30, 2016	5,000	22,355	N/A	1,440	15,000	1,497
Vacant Rentable Sq. Ft.	55,000	0	N/A	0	23,799	0
Land Area	3.65 Acres 158,772 Sq. Ft.	1.28 Acres 56,000 Sq. Ft.	0.8 acres 34,717 Sq. Ft.	1.33 Acres 57,769 Sq. Ft.	47.6 Acres 2,072,149 Sq. Ft.	0.16 Acres 7,061 Sq. Ft
Total No. of Tenants	1	1	N/A	1	1	1
No. of Related Party Tenants	1	0	N/A	1	1	1

Annual Base Rent:
2016 (remainder of year)	$84,375	$98,907	$-	$61,346	$250,000	$77,490
2017	173,639	202,266	-	127,256	514,500	160,745
2018	182,328	208,329	-	133,619	540,225	168,782
2019	191,442	214,588	-	140,300	567,236	177,221
2020	201,014	54,041		147,315	595,598	186,082
Thereafter	4,375,384	-	-	620,269	12,964,099	783,497
Total	$5,208,182	$778,131	$-	$1,230,105	$15,431,658	$1,553,817

Annualized $ per Rented Sq. Ft.
2015	$24	$8	-	$76	$22	$93
2016	$33	$9	-	$84	$32	$102
2017	$35	$9	-	$88	$34	$107

Recent Developments

On February 16, 2016, our wholly-owned subsidiary, Chino Valley entered into a letter of intent (the “Chino Valley LOI”) with C3C3 Group, LLC (the “Tenant”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”). Each of the Tenant and Broken Arrow are owned by a significant stockholder of the Company. Pursuant to the terms of the Chino Valley LOI, the parties agreed to amend the existing lease agreement, dated August 6, 2015, to provide for the lease by Chino Valley to Tenant of approximately 45,000 square feet of space in Chino Valley, Arizona. The monthly rent due, pursuant to the terms of the Chino Valley LOI, will increase monthly; however, the increased rental revenue will be contingent upon the completion of the constructed expansion at the facility. In subsequent years beginning August 1, 2017, there will be a 5% annual increase in the monthly rent. The parties identified a budget of $2,000,000 for developing the property and constructing the tenant improvements. As of June 30, 2016, the existing lease agreement has not been amended. Through June 30, 2016, capitalized construction in progress costs related to the China Valley LOI amounted to $388,200. The Chino Valley LOI and the Amendment to the lease agreement shall be contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. As of June 30, 2016, the Town of Chino Valley has granted the Company a five year Phased Protected Development Rights Plan for the Chino Valley Property with an option to extend for an additional two year term. In the event that the contingencies have not been satisfied, this LOI shall terminate, and all of the deposits, except for $100, shall be returned to Tenant.

On March 15, 2016, the Company entered into a letter of intent (the “Catalina Partners LOI”) with Catalina Partners III LLC (“Catalina Partners”) and Catalina Hills Botanical Care, Inc. (“Catalina Hills”) pursuant to which the parties agreed to work together in good faith to mutually agree on the terms of a lease agreement to be entered into by the parties. The Catalina Partners LOI and execution of the lease agreement were subject to certain contingencies, including acquisition by the Company of written approval of all due diligence and underwriting matters required by the Company and/or the Company’s lender, that the Company must have obtained commercially reasonable financing for the development of the premises and the construction of certain improvements, acquisition of necessary zoning and land use entitlements, and Catalina Partners’ obtaining necessary government approval to operate the premises as a medical marijuana cultivation and production facility (collectively, the “Contingencies”). The parties also agreed that in the event the Contingencies were not mutually satisfied on or before the date that is 90 days after execution of the Catalina Partners LOI, the Catalina Partners LOI would terminate. Because the 90-day period expired on June 18, 2016 and all of the Contingencies were not satisfied, the Catalina Partners LOI terminated effective June 18, 2016.

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of June 30, 2016, the Company and Seller are still cooperating to complete the purchase.

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the six months ended June 30, 2016 and 2015, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues

For the three and six months ended June 30, 2016 and 2015, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rent revenues	$58,200	$84,843	$119,080	$167,018
Rent revenues – related parties	345,476	202,858	691,002	347,969
Total revenues	$403,676	$287,701	$810,082	$514,987

For the three months ended June 30, 2016, total revenues amounted to $403,676, including related party revenues of $345,476, as compared to $287,701, including related party revenues of $202,858, for the three months ended June 30, 2015, an increase of $115,975 or 40.3%. For the six months ended June 30, 2016, total revenues amounted to $810,082, including related party revenues of $691,002, as compared to $514,987, including related party revenues of $347,969, for the six months ended June 30, 2015, an increase of $295,095 or 57.3%. In March 2014, we began recording revenue from the leases of our properties. In August 2015, in connection with a settlement agreement, we received our Chino Valley property in exchange for our New Mexico property resulting in a net increase in rent revenues – related parties of approximately $108,000 and $275,000 for the three and six months ended June 30, 2016, respectively.

Operating expenses

For the three months ended June 30, 2016, operating expenses amounted to $519,663 as compared to $847,409 for the six months ended June 30, 2015, representing a decrease of $327,746 or 38.9%. For the six months ended June 30, 2016, operating expenses amounted to $1,105,849 as compared to $1,202,671 for the six months ended June 30, 2015, representing a decrease of $96,822 or 8.1%. For the three and six months ended June 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Compensation and benefits	$93,561	$111,238	$273,385	$178,164
Professional fees	205,678	520,048	482,200	641,053
General and administrative expenses	54,522	66,958	106,143	129,129
Depreciation and amortization	41,673	37,276	82,771	74,462
Property operating expenses	15,568	24,591	31,028	39,148
Real estate taxes	21,161	13,198	42,822	27,865
Consulting fees - related parties	-	24,100	-	45,350
Settlement expense	87,500	50,000	87,500	67,500
Total operating expenses	$519,663	$847,409	$1,105,849	$1,202,671

●	For the three months ended June 30, 2016, compensation and benefit expense decreased by $17,677 or 15.9% as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, compensation and benefit expense increased by $95,221 or 53.5% as compared to the six months ended June 30, 2015. The fluctuations were primarily attributable to the following:

1.	During the three months ended June 30, 2016, we recorded stock-based compensation of $36,797 as compared to $58,303 for the comparable 2015 period, a decrease of $21,505 or 54.2%. This decrease was related to a decrease in the accretion of stock option expense in the 2016 period of $26,530 offset by an increase in stock-based compensation related to the issuance of shares to the Company’s directors and chief financial officer of $10,267. During the six months ended June 30, 2016, we recorded stock-based compensation of $136,126 as compared to $88,303 for the comparable 2015 period, an increase of $47,823 or 54.2%. The increase was related to the accretion of stock option expense in 2016 of $33,544, an increase in stock-based compensation related to the issuance of shares to the Company’s directors and chief financial officer of $77,223, offset by the reversal of stock-based compensation of $62,944 related to the cancellation of unvested stock options.

2.	During the three and six months ended June 30, 2016, we incurred additional compensation and benefit expense as compared to the comparable 2015 period related to the hiring of our chief operating officer and chief financial officer of approximately $3,828 and $47,000, respectively.

●	For the three and six months ended June 30, 2016, professional fees decreased by $314,370, or 60.4%, and $158,853, or 24.8%, as compared to the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the decrease was primarily attributable to a decrease in legal fees of $65,033 and $54,297 attributable to a decrease in activities related to real estate and other legal matters, a decrease in consulting fees of $190,638 and $78,738 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, a decrease in other consulting expense of $27,501 and $56,650, and a decrease in other professional fees of $49,882 and $47,688 , offset by an increase in public relations fees incurred of $18,684 and $78,520, respectively. We used consultants to assist us with introductions to potential business partners and customers, to help us with public relations services, including helping us find market makers, broker-dealers, and sources of capital, advise us on construction of indoor, outdoor and greenhouse agricultural systems, assist us with agricultural licensing and zoning, and assist with development of business modeling, market development and advice concerning equity and debt financings.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three and six months ended June 30, 2016, general and administrative expenses decreased by $12,436 or 18.6%, and $22,986 or 17.8%, as compared to the three and six months ended June 30, 2015. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures.

●	For the three and six months ended June 30, 2016, depreciation and amortization expense increased by $4,397 and $8,309, as compared to the comparable period in 2015, respectively, attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three and six months ended June 30, 2016, property operating expenses decreased by $9,023 or 36.7%, and $8,120 or 20.7%, as compared to the comparable period in 2015, respectively. In the third quarter of 2015, we terminated the use of a management company and now we manage all of the properties.

●	For the three and six months ended June 30, 2016, real estate taxes increased by $7,963 or 60.3%, and $14,957 or 53.7%, as compared to the comparable 2015 period, respectively. In August 2015, we acquired additional rental properties and began incurring such taxes.

●	For the three and six months ended June 30, 2016, consulting fees – related parties amounted to zero and zero as compared to $24,100 and $45,350 for the three and six months ended June 30, 2015, respectively. Beginning in August 2014, we incurred consulting fees in connection with a consulting agreement with a related party. In August 2015, this agreement was terminated.

●	For the three months ended June 30, 2016, settlement expense amounted to $87,500 as compared to $50,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, settlement expense amounted to $87,500 as compared to $67,500 for the six months ended June 30, 2015. During 2016 and 2015, we settled certain litigation and claims.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2016, our loss from operations amounted to $115,987 as compared to $559,708 for the three months ended June 30, 2015, representing a decrease of $443,721 or 79.3%. Additionally, for the six months ended June 30, 2016, our loss from operations amounted to $295,767 as compared to $687,684 for the six months ended June 30, 2015, representing a decrease of $391,917 or 57.0%.

Other income (expenses)

Other expenses include interest expense and other income. For the three months ended June 30, 2016, total other expenses, net amounted to $56,873 as compared to $54,137, representing an increase of $2,736 or 5.0%. For the six months ended June 30, 2016, total other expenses, net amounted to $113,746 as compared to $110,727, representing an increase of $3,019 or 2.7%. These increases were attributable to an increase in interest income of $2,736 and $3,019, respectively.

Net loss

As a result of the foregoing, for the three months ended June 30, 2016 and 2015, net loss amounted to $172,860, or $0.01 per common share, and $613,845, or $0.03 per common share, respectively. For the six months ended June 30, 2016 and 2015, net loss amounted to $409,513, or $0.02 per common share, and $798,411, or $0.04 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for ongoing operations. We had cash of $816,640 and $1,281,464 as of June 30, 2016 and December 31, 2015, respectively.

Our primary uses of cash have been for salaries, fees paid for professional services such as legal fees, accounting fees and other professional fees, property operating expenses, general and administrative expenses, and for the acquisition and development of our rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from the collection of rental income, and from various financing activities such as from the sale of our common stock and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition and buildout of rental properties;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We currently have material commitments for capital expenditures amounting to approximately $5,000,000 for the expansion and buildout of our Chino Valley and Tempe properties and acquisition of new rental properties. These capital expenditures are contingent upon: (a) the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion, and (b) approval by the Town of Chino Valley of the Phased Protected Development Rights Plan. Accordingly, we can delay or cancel these planned capital expenditures, if necessary. As of the date of this report, we have not obtained any financing and are using work capital for development of our properties,

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months. Other than revenue received from the lease of our rental properties, funds received from the sale of our common stock and funds received from debt, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, acquire rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

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

Cash Flow

For the six months ended June 30, 2016 and 2015

Net cash flow used by operating activities was $13,160 for the six months ended June 30, 2016 as compared to $205,890 for the six months ended June 30, 2015, representing a decrease in cash used in operations of $192,730.

●	Net cash flow used in operating activities for the six months ended June 30, 2016 primarily reflected a net loss of $409,513 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $82,771, stock-based compensation expense of $205,575, net accretion of stock-based stock option expense of $162,071, loss from sale of property and equipment of $1,843, and a non-cash increase in deferred rent receivables of $247,223, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $39,149, offset by a decrease in real estate tax escrow of $50,517, an increase in accounts payable of $75,165, an increase in accrued expenses of $70,010, an increase in accrued expenses – related parties of $11,500, and an increase in security deposits payable of $23,273.

●	Net cash flow used in operating activities for the six months ended June 30, 2015 primarily reflected a net loss of $798,411 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $74,462, stock-based compensation expense of $45,000, accretion of stock-based stock option expense of $313,511, stock-based settlement expense of $50,000, and a non-cash increase in deferred rent receivables of $47,024, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other assets of $26,189, an increase in accounts payable of $51,859, an increase in accrued expenses of $17,799, and an increase in accrued expenses – related parties of $63,000.

Net cash flow used in investing activities reflects the purchase of property and equipment, and rental properties that primarily consists of buildings, improvements and construction in progress of $451,664 and $6,961 for the six months ended June 30, 2016 and 2015, respectively.

Net cash flows from financing activities was zero for the six months ended June 30, 2016 as compared to net cash provided by financing activities $997,750 for the six months ended June 30, 2015 which consisted of the sale of common stock of $1,000,000 offset by the redemption of common stock of $2,250.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$1,000	$-	$1,000	$-	$-
Interest on convertible notes	146	135	11	-	-
Mortgage payable	2,100	-	2,100	-	-
Interest on mortgage payable	424	157	267	-	-
Total	$3,670	$292	$3,378	$-	$-

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or we record a direct write-off of the specific rent receivable. For the six months ended June 30, 2015, in connection with certain related party leases, we only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, we transferred title to its Bernalillo, New Mexico and the respective related party lease as part of a settlement agreement.

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

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. We do not anticipate the guidance to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015..

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. The complaint concerned the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016 HH# and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016.

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

In a letter dated April 4, 2016, a shareholder of the Company, a shareholder, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, the shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholders demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company will issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 shall be issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017.

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. The Company has evaluated Brannigan’s purported claims, and intends to vigorously defend against such claim. A mediation involving all interested parties occurred on July 29, 2016 and was unsuccessful.

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
4/1/2016	CFO Oncall, Inc.	Section 4(a)(2)	3,750	$5.34	For Services	Restricted	Yes

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on April 22, 2016).

10.2	Binding Letter of Intent entered into on May 17, 2016 between Zoned Colorado Properties, LLC, American Green, Inc. and Herbal Elements, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on May 19, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 15, 2016	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: August 15, 2016	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

