Form 10-Q
period 2016-09-30
Zoned Properties, Inc.
filed 2016-11-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the registrant had 17,194,068 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$609,826	$1,281,464
Rental properties, net (See Note 3)	7,714,825	7,224,593
Deferred rent receivable	14,934	8,909
Deferred rent receivable - related parties	797,657	367,013
Real estate tax escrow	106,971	46,072
Prepaid expenses and other current assets	165,565	105,684
Property and equipment, net	41,851	46,488
Security deposits	8,158	8,158

TOTAL ASSETS	$9,459,787	$9,088,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$2,100,000	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	500,000	500,000
Accounts payable	74,500	36,797
Accrued expenses	147,114	92,044
Accrued expenses - related parties	76,791	56,542
Security deposits payable	91,963	62,440

Total Liabilities	3,490,368	3,347,823

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,181,375 and 17,080,850 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17,181	17,081
Additional paid-in capital	19,977,646	19,412,954
Accumulated deficit	(14,027,408)	(13,691,477)

Total Stockholders' Equity	5,969,419	5,740,558

Total Liabilities and Stockholders' Equity	$9,459,787	$9,088,381

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES:
Rental revenues	$58,829	$121,164	$177,909	$288,182
Rental revenues - related parties	422,382	286,914	1,113,384	634,883

Total Revenues	481,211	408,078	1,291,293	923,065

OPERATING EXPENSES:
Compensation and benefits	92,814	120,247	366,199	298,411
Professional fees	122,038	369,955	604,238	1,011,008
General and administrative expenses	47,692	69,422	151,992	198,516
Depreciation and amortization	43,139	35,598	125,910	110,060
Property operating expenses	23,913	64,868	54,941	104,016
Real estate taxes	21,160	28,757	63,982	56,622
Consulting fees - related parties	-	8,161	-	53,511
Settlement expense	-	-	87,500	67,500

Total Operating Expenses	350,756	697,008	1,454,762	1,899,644

(LOSS) INCOME FROM OPERATIONS	130,455	(288,930)	(163,469)	(976,579)

OTHER INCOME (EXPENSES):
Interest expenses	(48,123)	(49,079)	(144,369)	(145,325)
Interest expenses - related parties	(8,750)	(8,750)	(26,250)	(26,250)
Loss on sale of property and equipment	-	-	(1,843)	-
Other income	-	-	-	2,545
Interest income	-	-	-	439

Total Other Expenses, net	(56,873)	(57,829)	(172,462)	(168,591)

(LOSS) INCOME BEFORE INCOME TAXES	73,582	(346,759)	(335,931)	(1,145,170)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$73,582	$(346,759)	$(335,931)	$(1,145,170)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	17,160,228	17,920,100	17,136,148	18,491,082

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,931)	$(1,145,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	125,910	110,060
Stock-based compensation	228,033	55,000
Stock-based settlement expense	43,750	50,000
Accretion of stock-based stock option expense	233,009	578,386
Loss from sale of property and equipment	1,843	-
Deferred rent receivable	(6,025)	(12,778)
Deferred rent receivable - related parties	(430,644)	(192,622)
Change in operating assets and liabilities:
Real estate tax escrow	(60,899)	(20,872)
Prepaid expenses and other assets	(59,881)	(4,035)
Security deposits	-	(1,421)
Accounts payable	37,703	40,407
Accrued expenses	55,070	70,777
Accrued expenses - related parties	20,249	(6,167)
Security deposits payable	29,523	22,963

NET CASH USED IN OPERATING ACTIVITIES	(118,290)	(455,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and development of buildings and improvements	(551,314)	(43,295)
Acquisition of land	-	(200,000)
Cash received from sale of property and equipment	500	-
Acquisition of property and equipment	(2,534)	(6,961)

NET CASH USED IN INVESTING ACTIVITIES	(553,348)	(250,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Redemption of common stock	-	(2,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	997,750

NET (DECREASE) INCREASE IN CASH	(671,638)	292,022

CASH, beginning of period	1,281,464	1,066,377

CASH, end of period	$609,826	$1,358,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$144,369	$145,325
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$60,000	$-
Purchase and cancellation of treasury shares in exchange for net properties pursuant to settlement	$-	$1,406,603

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed marijuana industry. The Company acquires commercial properties that face unique zoning challenges and identifies solutions that can potentially have a major impact on the cash flow and value generated. Zoned Properties targets commercial properties that can be acquired and potentially re-zoned for specific purposes. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2016 and 2015 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

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

SEPTEMBER 30, 2016

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

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at September 30, 2016 and December 31, 2015. At September 30, 2016, the Company had approximately $360,000 of cash in excess of FDIC limits.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. The Company records acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The Company amortizes acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of depreciation and amortization. For the nine months ended September 30, 2016 and 2015, there were no acquired in-place leases.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties (continued)

The Company’s properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. For the nine months ended September 30, 2016 and 2015, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2015, in connection with certain related party leases, the Company only included in revenues the amount of rents received from the related parties in accordance with the lease terms. On August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property and the respective related party lease as part of a settlement agreement, and cancelled a related party lease in June 2015.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

	September 30, 2016	September 30, 2015
Convertible debt	200,000	200,000
Stock options	1,250,000	1,300,000

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of September 30, 2016 and 2015 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

Reclassification

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3 – RENTAL PROPERTIES

At September 30, 2016 and December 31, 2015, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2016	December 31, 2015
Building and building improvements	39	$4,950,016	$4,823,318
Construction in progress	-	484,617	-
Land	-	2,589,667	2,589,667
Equipment	7	23,164	23,164
Rental properties, at cost		8,047,464	7,436,149
Less: accumulated depreciation		(332,639)	(211,556)
Rental properties, net		$7,714,825	$7,224,593

For the three months ended September 30, 2016 and 2015, depreciation and amortization of rental properties amounted to $41,522 and $33,901, respectively. For the nine months ended September 30, 2016 and 2015, depreciation and amortization of rental properties amounted to $121,083 and $105,345, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

(A) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture, $500,000 from a beneficial common stockholder who also holds 50% of the issued preferred stock. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of September 30, 2016 and December 31, 2015, the principal balance due and owing under this Debenture is $500,000. As of September 30, 2016 and December 31, 2015, accrued interest payable amounted to $73,791 and $47,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the three months ended September 30, 2016 and 2015, interest expenses – related party amounted to $8,750 and $8,750, respectively. For the nine months ended September 30, 2016 and 2015, interest expenses – related party amounted to $26,250 and $26,250, respectively.

(B) Employment agreement

On October 26, 2015, the Company entered into an engagement letter with a Company majority owned by the Company’s chief financial officer (“CFO”). Pursuant to the engagement letter, the Company shall pay to a base fee of $6,500 in cash per month of which $2,000 shall be deferred and paid upon the earlier of six months or a capital raise, and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. (See Note 5).

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with C3C3 Group, LLC, a company owned by this beneficial shareholder of the Company (the “Tenant”) to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015, was amended on August 23, 2016 and expires on July 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase and increases in rental area up to 20,000 square feet. The Chino Valley lease commenced on August 1, 2015, was amended on October 5, 2016 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase and increases in rental area up to 25,000 square feet. For the three months ended September 30, 2016 and 2015, rental income associated with these related party leases amounted to $422,382 and $286,914, respectively. For the nine months ended September 30, 2016 and 2015, rental income associated with these related party leases amounted to $1,113,384 and $634,883, respectively. At September 30, 2016 and December 31, 2015, deferred rent receivable – related party amounted to $797,657 and $367,013, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At September 30, 2016 and December 31, 2015, security deposits payable to related parties amounted to $70,000 and $26,250, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 4 – RELATED PARTY TRANSACTIONS

(C) Related party lease agreements (continued)

The parties identified a budget of $2,000,000 for developing the property and constructing the Tenant improvements. Through September 30, 2016, capitalized building improvements and construction in progress costs related to the Chino Valley and Tempe properties amounted to $611,314. As of September 30, 2016, the Town of Chino Valley has granted the Company a five year Phased Protected Development Rights Plan for the Chino Valley Property with an option to extend for an additional two year term.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

(B) Common stock issued for services

During the nine months ended September 30, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 14,275 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $47,734 or at a range of $2.54 to $5.34 per common share which was the fair value of the common shares on the date of grant based on the value of services to be rendered or by using the quoted share price on the dates of grant, whichever was more reliable. In connection with the issuance of these common shares, during the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $47,734 and zero, respectively.

On January 27, 2016, the Company issued an aggregate of 30,000 shares of common stock to three members of the Company’s board of directors (10,000 each) for services rendered. The shares were valued at their fair value of $135,000 using the quoted share price on the date of grant of $4.50 per common share. In connection with these grants, in January 2016, the Company recorded stock-based compensation expense of $135,000.

On February 1, 2016, pursuant to an engagement letter effective January 28, 2016, the Company agreed to issue an aggregate of 30,000 shares of its common stock to a company for architectural and design services to be rendered. Pursuant to the agreement, the Company shall issue 10,000 shares of common stock immediately and 20,000 shares of common stock at the completion of the engagement. The initial shares were valued at their aggregate fair value of $45,000 using the quoted share price on the date of grant of $4.50 per common share. In connection with the issuance of these shares, on February 1, 2016, the Company capitalized costs of $45,000 as part of construction in progress to be depreciated over the life of the building improvements. On August 23, 2016, the Company issued an additional 10,000 common shares pursuant to this engagement letter. These shares were valued at a fair value of $15,000 using the quoted share price on the measurement date of grant of $1.50 per common share. In connection with the issuance of these shares, on August 23, 2016, the Company capitalized costs of $15,000 as part of construction in progress to be depreciated over the life of the building improvements. The Company shall value the remaining 10,000 shares when issued using the quoted share price on the measurement date, which shall be the date that the services are completed.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

(B) Common stock issued for services (continued)

Effective September 1, 2015, the Company entered into a one year consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 7,500 restricted shares to be issued within the first thirty days of the contractual period and an additional 7,500 shares of restricted stock to be issued at the end of month seven. In connection with this agreement, on March 31, 2016, the Company issued 7,500 shares of restricted stock. The shares were valued at their aggregate fair value of $40,050 using the quoted share price on the dates of grant of $5.34 per common share. Accordingly, the Company recorded consulting fees of $40,050. Effective September 1, 2016, the Company renewed this consulting agreement for an additional one year term. In connection with this renewed consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 3,750 common shares per quarter to be issued at the beginning of each quarter. In connection with this renewed consulting agreement, on September 1, 2016, the Company issued 3,750 shares of common stock. The shares were valued at their aggregate fair value of $5,250 using the quoted share price on the dates of grant of $1.40 per common share. Accordingly, the Company recorded consulting fees of $5,250.

On July 15, 2016, pursuant to a Settlement Agreement, the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. In connection with this settlement agreement, on the measurement date of July 15, 2016, the Company valued the 50,000 shares issuable using the quoted share price of $1.75 per common share and recorded settlement expense and an accrued expense of $87,500. During the three months ended September 30, 2016, in connection with this settlement agreement, the Company issued an aggregate of 25,000 common shares and reduced accrued expenses by $43,750. At September 30, 2016, 25,000 shares are still issuable under this settlement agreement and accrued expenses amounted to $43,750.

(C) Equity Incentive Plan

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of September 30, 2016, no awards have been made under the 2016 Plan. At September 30, 2016, 10,000,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of September 30, 2016, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.25%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $948,400 and will record stock-based consulting expense over the vesting period. For the three months ended September 30, 2016 and 2015, the Company recorded consulting expense of $54,166 and $227,488, respectively, related to these options. For the nine months ended September 30, 2016 and 2015, the Company recorded consulting expense of $245,637 and $497,696, respectively, related to these options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

(D) Stock options granted pursuant to consulting and employment agreements (continued)

In connection with an employment agreement with a former officer of the Company, the Company granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the employee under the 2014 Plan. The options vested as to 50,000 of such shares on August 1, 2015, and 50,000 options were to vest on May 1, 2016 and for each year thereafter through May 1, 2020, and expire five years from the date of grant or earlier due to employment termination. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 1.50%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $248,100 and was recording stock-based consulting expense over the vesting period. For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense of $37,387 and $80,690 related to these options, respectively. In January 2016, the employee resigned and the employment agreement was terminated. Accordingly, on January 8, 2016, 250,000 non-vested options were cancelled. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested stock options of $62,944 which was reflected as a reduction of compensation and benefits expense. Additionally, in April 2016, the remaining 50,000 vested stock options were cancelled due to employment termination.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $16,772 and zero, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $50,317 and zero, respectively.

At September 30, 2016, there were 1,250,000 options outstanding and 650,000 options vested and exercisable. As of September 30, 2016, there was $211,827 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at September 30, 2016 was approximately $500,000 and was calculated based on the difference between the quoted share price on September 30, 2016 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	1,550,000	$1.00	-	$-
Forfeited	(300,000)	1.00	-	-
Balance Outstanding September 30, 2016	1,250,000	$1.00	8.93	$500,000

Exercisable, September 30, 2016	650,000	$1.00	8.93	$260,000

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. The complaint concerned the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016, HH3 and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016. On or about November 8, 2016, the Company reached a settlement with Healing Healthcare 3, Inc. (“HH3”) to settle the lawsuit HH3 filed on October 21, 2015.  The terms of the settlement are confidential, but the lawsuit will be dismissed in its entirety with prejudice.

In a letter dated April 4, 2016, a shareholder of the Company, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, this shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholder’s demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of the Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. In connection with the Settlement Agreement, during the nine months ended September 30, 2016, the Company recorded settlement expense of $87,500.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of September 30, 2016, the Company and Seller are still cooperating to complete the purchase.

NOTE 7 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended September 30, 2016 and 2015, rental revenue associated with these leases amounted to $422,382 and $286,914, which represents 87.8% and 70.3% of total revenues, respectively. For the nine months ended September 30, 2016 and 2015, rental revenue associated with these leases amounted to $1,113,384 and $634,883, which represents 86.2% and 68.8% of total revenues, respectively. At September 30, 2016 and December 31, 2015, deferred rent receivable – related parties amounted to $797,657 and $367,013, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

NOTE 8 – SUBSEQUENT EVENTS

Common shares issued

On October 1, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 12,693 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $18,405, or $1.45 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock-based compensation expense of $18,405.

Related party lease

Effective October 10, 2016, Chino Valley entered into a third amendment to commercial lease agreement (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams. Pursuant to the terms of the Amendment, the size of the leased property was expanded and the monthly rental rate was increased effective November 1, 2016. C3C3 is owned by Mr. Abrams, a significant stockholder of the Company. Christopher Carra, a significant stockholder of the Company, is president of C3C3.

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

Business and Corporate History

We are a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed marijuana industry. Our vision is to be recognized for creating the standard in property development for emerging industries, while increasing community prosperity and shareholder value. We believe that a strong focus on the development of real estate properties will bring value to the local communities and all of our stakeholders. We have initially established a focus on properties within the medical marijuana industry because we believe there will be increasing demand in this industry, as the national industry continues to evolve.

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the nine months ended September 30, 2016, improvements made to rental properties amounted to $611,314.

As of September 30, 2016, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Tempe, AZ	Gilbert, AZ	Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Mixed -use warehouse/office	Land	Retail (special-use)	Greenhouse / Nursery	Retail (Special-Use)
Current Use	Medical marijuana cultivation and packaging	Warehouse/office	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	March 2014	March 2014	January 2014	October 2014	August 2015	May 2014
Lease Start Date	August 2015	April 2015	N/A	October 2014	August 2015	October 2014
Lease End Date	July 2035	March 2020	N/A	September 2024	July 2035	September 2024
Total Rentable Sq. Ft.	60,000	22,355	0	1,440	38,799	1,497
Sq. Ft. rented as of September 30, 2016	15,000	22,355	N/A	1,440	15,000	1,497
Vacant Rentable Sq. Ft.	45,000	0	N/A	0	23,799	0
Land Area	3.65 Acres 158,772 Sq. Ft.	1.28 Acres 56,000 Sq. Ft.	0.8 acres 34,717 Sq. Ft.	1.33 Acres 57,769 Sq. Ft.	47.6 Acres 2,072,149 Sq. Ft.	0.16 Acres 7,061 Sq. Ft
Total No. of Tenants	1	1	N/A	1	1	1
No. of Related Party Tenants	1	0	N/A	1	1	1

Annual Base Rent: (*)					**
2016 (remainder of year)	$42,525	$49,454	$-	$31,421	$126,000	$39,690
2017	414,675	202,261	-	127,256	514,500	160,745
2018	609,000	208,331	-	133,619	540,225	168,782
2019	643,125	214,588	-	140,300	567,236	177,221
2020	675,281	54,041		147,315	595,598	186,082
Thereafter	11,548,930	-	-	620,269	12,964,099	783,497
Total	$13,933,536	$728,675	$-	$1,200,180	$15,307,658	$1,516,017

* Annual base rent represents amount of cash payments due from tenants and differs from revenues to be recognized on our consolidated financial statements.

**Does not include rental increase pursuant to amended lease dated October 5, 2016 and effective November 1, 2016.

Annualized $ per Rented Sq. Ft.
2015	$24	$8	-	$76	$22	$93
2016	$17	$9	-	$84	$32	$102
2017	$21	$9	-	$88	$34	$107

Recent Developments

During 2014, we entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, we entered into two lease agreements with C3C3 Group, LLC, a company owned by a beneficial shareholder of the Company (the “Tenant”) to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015, was amended on August 23, 2016 and expires on July 31, 2035 with base monthly rent $13,500, subject to a 5% annual increase and increases in rental area up to 20,000 square feet. The Chino Valley lease commenced on August 1, 2015, was amended on October 5, 2016 and expires on July 31, 2035 with base monthly rent $30,000, subject to a 5% annual increase and increases in rental area up to 25,000 square feet. The parties identified a budget of $2,000,000 for developing the property and constructing the Tenant improvements. Through September 30, 2016, capitalized building improvements and construction in progress costs related to the China Valley and Tempe properties amounted to $611,314. As of September 30, 2016, the Town of Chino Valley has granted the Company a five year Phased Protected Development Rights Plan for the Chino Valley Property with an option to extend for an additional two year term.

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of September 30, 2016, the Company and Seller are still cooperating to complete the purchase.

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the nine months ended September 30, 2016 and 2015, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

For the three and nine months ended nine September 30, 2016 and 2015, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rent revenues	$58,829	$121,164	$177,909	$288,182
Rent revenues – related parties	422,382	286,914	1,113,384	634,883
Total revenues	$481,211	$408,078	$1,291,293	$923,065

For the three months ended September 30, 2016, total revenues amounted to $481,211, including related party revenues of $422,382, as compared to $408,078, including related party revenues of $286,914, for the three months ended September 30, 2015, an increase of $73,133 or 17.9%. This increase in revenues was attributable to an increase in rent revenues – related party of $135,468 or 47.2% due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $62,335 or 51.4% due to non-renewal of certain leases of third party tenants. For the nine months ended September 30, 2016, total revenues amounted to $1,291,293, including related party revenues of $1,113,384, as compared to $923,065, including related party revenues of $634,883, for the nine months ended September 30, 2015, an increase of $368,228 or 39.9%. This increase in revenues was attributable to an increase in rent revenues – related party of $478,501 or 75.4% due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $110,273 or 38.3% due to non-renewal of certain leases of third party tenants.

Operating expenses

For the three months ended September 30, 2016, operating expenses amounted to $350,756 as compared to $697,008 for the three months ended September 30, 2015, representing a decrease of $346,252 or 49.7%. For the nine months ended September 30, 2016, operating expenses amounted to $1,454,762 as compared to $1,899,644 for the nine months ended September 30, 2015, representing a decrease of $444,882 or 23.4%.

For the three and nine months ended September 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation and benefits	$92,814	$120,247	$366,199	$298,411
Professional fees	122,038	369,955	604,238	1,011,008
General and administrative expenses	47,692	69,422	151,992	198,516
Depreciation and amortization	43,139	35,598	125,910	110,060
Property operating expenses	23,913	64,868	54,941	104,016
Real estate taxes	21,160	28,757	63,982	56,622
Consulting fees - related parties	-	8,161	-	53,511
Settlement expense	-	-	87,500	67,500
Total operating expenses	$350,756	$697,008	$1,454,762	$1,899,644

●	For the three months ended September 30, 2016, compensation and benefit expense decreased by $27,433 or 22.8% as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, compensation and benefit expense increased by $67,788 or 22.7% as compared to the nine months ended September 30, 2015. The fluctuations were primarily attributable to the following:

1.	During the three months ended September 30, 2016, we recorded stock-based compensation of $33,981 as compared to $39,887 for the comparable 2015 period, a decrease of $5,907 or 14.8%. Additionally, due to a decrease in staff, compensation and benefit expense decreased by $21,526.
2.	During the nine months ended September 30, 2016, we recorded stock-based compensation of $170,106 as compared to $128,190 for the comparable 2015 period, an increase of $41,916 or 32.7%. Additionally, due to a decrease in staff, compensation and benefit expense decreased by $34,162, offset by an increase in compensation of $58,500 incurred for services performed by our chief financial officer.

●	For the three and nine months ended September 30, 2016, professional fees decreased by $247,917, or 67.0%, and $406,770, or 40.2%, as compared to the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the decrease was primarily attributable to a decrease in legal fees of $5,388 and $59,986 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $223,322 and $354,781 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant and a decrease in other consulting expense, and a decrease in other professional fees of $37,982 and $89,298, offset by an increase in public relations fees incurred of $18,775 and $97,295, respectively. We used consultants to assist us with introductions to potential business partners and customers, to help us with public relations services, including helping us find market makers, broker-dealers, and sources of capital, advise us on construction of indoor, outdoor and greenhouse agricultural systems, assist us with agricultural licensing and zoning, and assist with development of business modeling, market development and advice concerning equity and debt financings.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three and nine months ended September 30, 2016, general and administrative expenses decreased by $21,730 or 31.3%, and $46,524 or 23.4%, as compared to the three and nine months ended September 30, 2015. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures.

●	For the three and nine months ended September 30, 2016, depreciation and amortization expense increased by $7,541 and $15,850, respectively, as compared to the comparable respective periods in 2015, attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three and nine months ended September 30, 2016, property operating expenses decreased by $40,955 or 63.1%, and $49,075 or 47.2%, respectively, as compared to the comparable respective periods in 2015. In the third quarter of 2015, we terminated the use of a management company and now we manage all of the properties.

●	For the three and nine months ended September 30, 2016, real estate taxes (decreased) increased by $(7,597) or 26.4%, and $7,360 or 13.0%, respectively, as compared to the comparable respective 2015 period. In August 2015, we acquired additional rental properties and began incurring such taxes.

●	For the three and nine months ended September 30, 2016, consulting fees – related parties amounted to zero and zero as compared to $8,161 and $53,511 for the three and nine months ended September 30, 2015, respectively. Beginning in August 2014, we incurred consulting fees in connection with a consulting agreement with a related party. In August 2015, this agreement was terminated.

●	For the three months ended September 30, 2016, settlement expense amounted to zero as compared to zero for the three months ended September 30, 2015. For the nine months ended September 30, 2016, settlement expense amounted to $87,500 as compared to $67,500 for the nine months ended September 30, 2015. During 2016 and 2015, we settled certain litigation and claims.

Income (loss) from operations

As a result of the factors described above, for the three months ended September 30, 2016, our income from operations amounted to $130,455 as compared to a loss from operations of $(288,930) for the three months ended September 30, 2015, representing an increase of $419,385 or 145.2%. Additionally, for the nine months ended September 30, 2016, our loss from operations amounted to $163,469 as compared to $976,579 for the nine months ended September 30, 2015, representing a decrease of $813,110 or 83.3%.

Other expenses

Other expenses include interest expense and other income. For the three months ended September 30, 2016, total other expenses, net amounted to $56,873 as compared to $57,829, representing a decrease of $956 or 1.7%. For the nine months ended September 30, 2016, total other expenses, net amounted to $172,462 as compared to $168,591, representing an increase of $3,871 or 2.3%.

Net income (loss)

As a result of the foregoing, for the three months ended September 30, 2016 and 2015, net income amounted to $73,582, or $0.00 per common share, and a net loss of $346,759, or $(0.02) per common share, respectively. For the nine months ended September 30, 2016 and 2015, net loss amounted to $335,931, or $0.02 per common share, and $1,145,170, or $0.06 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for ongoing operations. We had cash of $609,826 and $1,281,464 as of September 30, 2016 and December 31, 2015, respectively.

Our primary uses of cash have been for salaries and other compensation, fees paid for professional services such as legal fees, accounting fees and other professional fees, property operating expenses, general and administrative expenses, and for the acquisition and development of our rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from the collection of rental income, and from various financing activities such as from the sale of our common stock and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition and buildout of rental properties;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We currently have material commitments for capital expenditures amounting to approximately $3,500,000 for the expansion and buildout of our Chino Valley Property and the acquisition and development of our Parachute Project. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary. As of the date of this report, we have not obtained any financing and are using working capital for development of our properties.

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

We have used these funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

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

Cash Flow

For the nine months ended September 30, 2016 and 2015

Net cash flow used by operating activities was $118,290 for the nine months ended September 30, 2016 as compared to $455,472 for the nine months ended September 30, 2015, representing a decrease in cash used in operations of $337,182.

●	Net cash flow used in operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $335,931 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $125,910, stock-based compensation expense of $228,033, stock-based settlement expense of $43,750, net accretion of stock-based stock option expense of $233,009, loss from sale of property and equipment of $1,843, and a non-cash increase in deferred rent receivables of $436,669.

●	Net cash flow used in operating activities for the nine months ended September 30, 2015 primarily reflected a net loss of $1,145,170 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $110,060, stock-based compensation expense of $55,000, accretion of stock-based stock option expense of $578,386, stock-based settlement expense of $50,000, and a non-cash increase in deferred rent receivables of $205,400.

Net cash flow used in investing activities reflects the purchase and development of property and equipment, and rental properties that primarily consists of buildings, improvements and construction in progress of $553,848 and $250,256 for the nine months ended September 30, 2016 and 2015, respectively.

Net cash flows from financing activities was zero for the nine months ended September 30, 2016 as compared to net cash provided by financing activities $997,750 for the nine months ended September 30, 2015 which consisted of the sale of common stock of $1,000,000 offset by the redemption of common stock of $2,250.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$1,000	$-	$1,000	$-	$-
Interest on convertible notes	146	143	3	-	-
Mortgage payable	2,100	-	2,100	-	-
Interest on mortgage payable	385	157	228	-	-
Total	$3,631	$300	$3,331	$-	$-

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or we record a direct write-off of the specific rent receivable. For the nine months ended September 30, 2015, in connection with certain related party leases, we only included in revenues the amount of rents received from the related parties in accordance with the lease terms since on August 1, 2015, we transferred title to our Bernalillo, New Mexico and the respective related party lease as part of a settlement agreement.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC, among others. The complaint concerned the Company’s lease of space in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the McLarens without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016 HH3 and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016. On or about November 8, 2016, the Company reached a settlement with Healing Healthcare 3, Inc. (“HH3”) to settle the lawsuit HH3 filed on October 21, 2015.  The terms of the settlement are confidential, but the lawsuit will be dismissed in its entirety with prejudice.

In a letter dated April 4, 2016, a shareholder of the Company, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, the shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholder’s demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company will issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of the Settlement Agreement, (b) 12,500 shall be issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017.

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively, “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. The Company has evaluated Brannigan’s purported claims, and intends to vigorously defend against such claim. A mediation involving all interested parties occurred on July 29, 2016 and was unsuccessful.

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
7/1/2016	CFO Oncall, Inc. (1)	Section 4(a)(2)	6,775	$2.54	For Services	Restricted	Yes
7/18/2016	Greentree Financial Group, Inc.	Section 4(a)(2)	12,500	$1.75	Settlement	Restricted	Yes
8/23/2016	David A. Cintron, Jr.	Section 4(a)(2)	10,000	$1.50	For Services	Restricted	Yes
9/1/2016	Hayden IR LLC	Section 4(a)(2)	3,750	$1.40	For Services	Restricted	Yes
9/30/2016	Greentree Financial Group, Inc.	Section 4(a)(2)	12,500	$1.75	Settlement	Restricted	Yes

(1)	CFO Oncall, Inc. is majority-owned by Adam Wasserman, the Company’s CFO.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Commercial Lease entered into on August 23, 2016 by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 25, 2016).

10.2	Third Amendment to Commercial Lease entered into on October 10, 2016 by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on October 13, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: November 14, 2016	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: November 14, 2016	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

