Form 10-K
period 2016-12-31
Zoned Properties, Inc.
filed 2017-03-27
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $2.59 per share of common stock as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was $19,337,145.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,273,534 shares of common stock are issued and outstanding as of March 24, 2017.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2017 Annual Meeting of Stockholders, expected to be held on May 15, 2017, are incorporated by reference into Part III of this Form 10-K where indicated.

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

The Company generally confirms baseline zoning during the due diligence period and as a contingency of an acquisition. Ideally, properties we consider acquiring are already zoned for use in cultivating marijuana or as a marijuana dispensary. We currently lease building space at five of the six properties in our portfolio. Four of the properties leased to licensed medical marijuana tenants are located in areas where correct zoning was already in place and use as a marijuana facility was already permitted. In these instances, rezoning was not required. Two of the properties were zoned for and leased to licensed medical marijuana dispensaries, and two were zoned for and leased to licensed medical marijuana cultivation sites.

The process for confirming proper zoning and or acquiring proper permitting for a licensed medical marijuana operator generally takes several months. The confirmation process for the Kingman and Green Valley properties both took approximately one month to complete. The Chino Valley property took approximately three months to confirm the zoning and permitted use for a licensed medical marijuana cultivation facility in that local jurisdiction. The process primarily involves working directly with the local Planning and Zoning Commission or Development Director. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning laws. For example, we were recently successful in submitting an approved zoning code amendment to the City of Tempe, whereby the new zoning code allows for an increase in the size of a cultivation facility. That process took approximately six months to complete. The Tempe property is a multi-tenant facility that also leases space to tenants, which have no association to medical marijuana. The building associated with the non-medical marijuana business was sold on March 15, 2017.

In the event a property is not properly zoned or does not permit use as a marijuana facility, we may work with local authorities to seek changes to existing zoning or permitted use. Our efforts may not be successful. For example, the Gilbert property has not been successfully zoned for a prospective licensed medical marijuana dispensary nor has it been leased to a medical marijuana operator.

Our vision is to be recognized for creating the standard in property development for emerging industries, while increasing community prosperity and shareholder value. We believe that a focus on real estate and the development of properties will bring value to the local communities and all of our stakeholders. While we intend to expand into a variety of emerging industries, our current focus is on developing projects within the emerging medical marijuana industry.

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

Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have executed related party lease agreements at the properties within their respective regions and generate rental revenue. Zoned Properties has executed lease agreements at its Tempe, Arizona properties and generates rental revenue. At Tempe, one such lease agreement is with a related party and one lease agreement is with an unrelated third party. On March 15, 2017, we sold the property currently under lease with the third party.

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

The Opportunity in Arizona

We are implementing a property acquisition strategy in the State of Arizona that includes placing a variety of operating tenants into long-term lease agreements within the medical marijuana industry. Arizona’s medical marijuana program is still in its infancy stage. Although there are limitations on the number of dispensaries permitted to operate in Arizona, we believe there are still property management and build-out opportunities for medical marijuana cultivation facilities and dispensaries. We are already working with multiple groups in Arizona that are in need of quality resources or experience to get these facilities operational to serve the growing marketplace. The need for expertise regarding zoned properties was one of the main catalysts in forming our company. While there are many opportunities in Arizona, most investor groups lack the resources, knowledge, and expertise to see these projects through from start to finish, and complete the necessary due diligence required to ensure a sophisticated tenant operator.

The Opportunity in Additional States

We have created a business development plan that will allow for expansion into additional states when appropriate. Each state adopts specific and constantly evolving regulations associated with zoning, permitting, and licensing for medical marijuana operators. Zoned Properties will be introducing plans for expansion into additional states over the coming months as further regulations become established. In the second quarter of 2016, we entered into an agreement for the acquisition of land in Parachute, CO. We expect to continue moving forward with the development of the project after placing a prospective tenant.

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

On January 29, 2014, we entered into a purchase and consulting agreement with Ultra Health, LLC,, a related party due to common ownership and investments made by a beneficial stockholder of the Company (“Ultra Health”), pursuant to which we acquired a permanent modular building located in Gilbert, Arizona for total payments of $675,000. Simultaneously, we issued 1,166 shares of common stock of the Company at a price of $120 per share to the seller of the building to acquire a conditional use permit for the building. The transaction closed on January 29, 2014. In connection with the 1,536 square foot modular building discussed above, on April 10, 2015, we became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona discussed elsewhere in this prospectus. We review our rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on this review, on December 31, 2014, we determined that the Gilbert building carrying value of $675,000 was not recoverable and we recorded an impairment loss of $675,000.

On March 7, 2014, we entered into a real estate purchase agreement with Maryland LLC, pursuant to which we acquired certain property located in Tempe, Arizona for total payments of $4,600,000, of which $2,500,000 was paid in cash and a $2,100,000 mortgage note from Maryland LLC. The transaction closed on March 7, 2014. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project.

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

On August 12, 2014, we entered into a real estate purchase agreement with Stormwind Group, LLC, a company owned by Duke Rodriguez, pursuant to which we acquired 11.3 acres in Bernalillo County, New Mexico for total payment of $2,750,000. As discussed elsewhere in this prospectus, on July 9, 2015 and amended and made effective on August 1, 2015 (the “Settlement Date”), we entered into a settlement agreement with Duke Rodriguez, Ultra Health, LLC, and Cumbre Investment, LLC (the ” Defendants”), that, among other things, settles all claims and grants mutual general releases. Under the terms of the settlement, we transferred title to the Bernalillo, New Mexico property to the Defendants.

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

Under the terms of the settlement:

1.	On August 1, 2015, we transferred title to its Bernalillo, New Mexico property to Defendants. At June 30, 2015, the carrying value of this property was $2,719,658. In connection with such property, we forfeited quarterly straight-lined rental revenue of approximately of $287,000 through September 2024. For the years ended December 31, 2016 and 2015, rental revenues from this property amounted to $0 and $150,000, respectively.

2.	The Defendants returned 2,496,054 shares of common stock to the Company and we cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the treasury shares purchased and retired;

3.	The Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 Acres of land and we acquired an additional parcel in Chino Valley for $200,000 in cash. Based on an independent appraisal, on the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000.

4.	We obtained water rights associated with property in Chino Valley, Arizona effective December 31, 2015.

In connection with the settlement agreement, we did not record any settlement gain or loss.

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), our wholly owned subsidiary, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on 11 additional lots owned by Seller in Parachute, Colorado.

On August 23, 2016, Zoned Properties, Inc. (the “Company”) entered into a second amendment to commercial lease (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet and will expand up to 20,000 square feet in the future, and the monthly rental rate was increased. C3C3 is owned and operated by related parties who are significant stockholders of the Company.

Effective October 10, 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the Chino Valley leased property was expanded from 15,000 square feet to 25,000 square feet and the monthly rental rate was increased.

On December 22, 2016, we entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount will be held in escrow. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Purchase Contract, the purchase closed on March 15, 2017. In connection with the sale of this building on March 15, 2017, the Company repaid the all outstanding principal of $2,200,000 and interest due on this mortgage.

We are the sole member of eight limited liability companies: Tempe Industrial Properties LLC, Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, Chino Valley Properties LLC, Zoned Colorado Properties LLC, Zoned Illinois Properties LLC, and Zoned Oregon Properties LLC. Four of the entities have completed acquisitions of property as agents of Zoned Properties. Gilbert Property Management LLC, Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have all acquired land and real property. Green Valley Group LLC, Kingman Property Group LLC, and Chino Valley Properties LLC have executed lease agreements and generates rental revenue. Zoned Properties has executed multiple lease agreements at its Tempe, Arizona property and generates rental revenue. Pursuant to the Settlement Agreement referenced above, in 2015, the Bernalillo property was transferred to the Defendants and thereafter no longer an asset of the Company.

During the year ended December 31, 2016, we generated revenue of $1,853,708, including $1,614,530 from related parties, and had a net loss of $225,026. During the year ended December 31, 2015, we generated revenue of $1,419,928, including $1,005,143 from related parties, and had a net loss of $1,372,030.

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

Qualifying patients can legally possess and purchase medical marijuana under Arizona law as long as they hold a RIC. They acquire their medicine from non-profit medical marijuana dispensaries. These dispensaries acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, sell, and dispense medical marijuana. Arizona is divided into 126 Community Health Assessment Areas (each, a “CHAA”) and each CHAA may only have one dispensary located within it. Dispensaries are the only place patients are legally allowed to purchase medical marijuana in Arizona. Arizona law permits the number of CHAAs to change based on the number of registered pharmacies in Arizona. In order to operate, a dispensary must have a Dispensary Registration Certificate and Approval to Operate Certificate from ADHS. The first dispensaries began operation in 2012, and it is anticipated that at maturity, there will be about 112 dispensaries statewide - one in each CHAA not part of one of Arizona’s Native American Indian Reservations.

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

Employees

As of December 31, 2016, we had one full-time employee, our chief executive officer. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Bryan McLaren	29	Chief Executive Officer, President, Treasurer, Secretary and Chairman
Adam Wasserman	52	Chief Financial Officer

Bryan McLaren is the son of Alex McLaren, one of our directors.

Biographical information concerning the executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years.

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

We may need to raise additional funds through public or private debt or equity financings, as well as obtain credit from vendors to be able to fully execute our business plan. If we cannot raise additional capital, we may be otherwise unable to achieve our goals or continue our property development. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. In addition, any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

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

A reduction in sales from or loss of our related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

We entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016, we entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the years ended December 31, 2016 and 2015, rental revenue associated with these leases amounted to $1,614,530 and $1,005,143, which represents 87.1% and 70.8% of total revenues, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

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

As of May 2, 2016, 28 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, Colorado and Washington have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Adam Wasserman, our Chief Financial Officer, provides services to us under a letter agreement with CFO Oncall, Inc (“CFO Oncall”), which permits him to provide services to other companies during the term of the agreement. Mr. Wasserman is Chief Executive Officer of CFO Oncall, where he owns 80%. All compensation payable under the letter agreement is paid to CFO Oncall. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as Chief Financial Officer of Point Capital, Inc. since August 2015, and other companies from time to time. Mr. Wasserman dedicates approximately 27% of his business time to us. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our financial matters and communication needs. Mr. Wasserman’s other projects may detract from the time he can spend on our business.

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

The registration and potential sale by selling stockholders of a significant number of shares could depress the price of our common stock.

Because there is a limited public market for our common stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares pursuant to our prospectus, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered shares pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

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

Because we are subject to additional regulatory compliance matters as a result of being a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act, the failure to comply with these regulatory matters could harm our business.

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

ITEM 2. PROPERTIES

Our principal executive offices are currently located at 14300 N. Northsight Blvd., #208, Scottsdale, AZ 85260.

On February 1, 2014, we executed a 39-month operating lease for our old office space. The annual rent during year one is $31,302, year two is $32,241 and year three $33,215. We also paid a security deposit of $3,267. We have since vacated this office location and have subleased the premises. Pursuant to a lease termination agreement dated February 10, 2017, the lease and sublease were terminated.

On January 27, 2015, we executed a 24-month operating lease for our current office space. We were able to negotiate a lower rental payment by pre-paying the entire sum of the 24-months of rental payments under the lease agreement in the amount of $57,358. We also paid a security deposit of $2,600. This lease expires on March 31, 2017.

On March 9, 2017 and effective April 1, 2017, we executed a one-year operating lease for our office space in Scottsdale, Arizona for annual rent of $7,200.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) vacant land in Gilbert, Arizona, (iv) a multi-tenant industrial park in Tempe Arizona, which includes debt in the form of a $2,100,000 carry-back note held by the seller, (v) land and real property of approximately 50 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to multiple tenants. Each of these leased properties is generating revenue to date.

ITEM 3. LEGAL PROCEEDINGS

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC (“TIP”), among others. The complaint concerned the Company’s lease of space to HH# in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss. In sum, the court granted the dismissal of the contract claims against the Bryan and Alex McLaren without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016, HH3 and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016. On or about November 8, 2016, the Company reached a settlement with Healing Healthcare 3, Inc. (“HH3”) to settle the lawsuit HH3 filed on October 21, 2015. The terms of the settlement are confidential, but the lawsuit was dismissed in its entirety with prejudice. This settlement had no impact on the Company’s financial statements.

In a letter dated April 4, 2016, a shareholder of the Company, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, this shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholder’s demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of the Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares were issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. In connection with the Settlement Agreement, during the year ended December 31, 2016, the Company recorded settlement expense of $87,500.

Other

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. The Company has evaluated Brannigan’s purported claims, and intends to vigorously defend against such claim. A mediation involving all interested parties occurred on July 29, 2016 and was unsuccessful. We believe that there will be no financial impact on our financial statements other than costs incurred for legal and travel fees.

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

Quarter Ended	High	Low
December 31, 2016	$3.88	$1.12
September 30, 2016	$2.90	$0.87
June 30, 2016	$5.34	$2.10
March 31, 2016	$8.50	$3.60

December 31, 2015	$18.00	$8.50
September 30, 2015	$34.00	$18.00
June 30, 2015	$50.00	$30.00
March 31, 2015	$50.00	$34.00

On March 24, 2017, the closing price of our common stock on the OTCQX was $1.57 per share.

Holders of Common Stock

As of March 24, 2017, there were approximately 117 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
10/3/2016	CFO Oncall, Inc. (1)	Section 4(a)(2)	12,693	$1.45	For Services	Restricted	Yes
12/1/2016	Hayden IR LLC	Section 4(a)(2)	3,750	$2.15	For Services	Restricted	Yes
12/30/2016	Greentree Financial Group, Inc.	Section 4(a)(2)	12,500	$1.75	Settlement	Restricted	Yes

(1)	CFO Oncall, Inc. is majority-owned by Adam Wasserman, the Company’s CFO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2016, no awards have been made under the 2016 Plan. At December 31, 2016, 10,000,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2016, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of the date of this annual report on Form 10-K, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 17,273,534 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the year ended December 31, 2016, improvements made to rental properties amounted to $910,314. As of December 31, 2016, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Tempe, AZ (**)	Gilbert, AZ	Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Mixed -use warehouse/office	Land	Retail (special-use)	Greenhouse / Nursery	Retail (Special-Use)
Current Use	Medical marijuana cultivation and packaging	Warehouse/office	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	Mar-14	Mar-14	Jan-14	Oct-14	Aug-15	May-14
Lease Start Date	Aug-15	Apr-15	N/A	Oct-14	Aug-15	Oct-14
Lease End Date	Jul-35	Mar-20	N/A	Sep-24	Jul-35	Sep-24
Total Rentable Sq. Ft.	60,000	22,355	0	1,440	38,799	1,497
Sq. Ft. rented as of December 31, 2016	15,000	22,355	N/A	1,440	25,000	1,497
Vacant Rentable Sq. Ft.	45,000	0	N/A	0	13,799	0
Land Area	3.65 Acres	1.28 Acres	0.8 acres	1.33 Acres	47.6 Acres	0.16 Acres
	158,772 Sq. Ft.	56,000 Sq. Ft.	34,717 Sq. Ft.	57,769 Sq. Ft.	2,072,149 Sq. Ft.	7,061 Sq. Ft
Total No. of Tenants	1	1	N/A	1	1	1
No. of Related Party Tenants	1	0	N/A	1	1	1

Annual Base Rent: (*)
2017	$414,675	$55,143	$-	$127,256	$673,750	$160,745
2018	609,000	-	-	133,619	707,438	168,782
2019	643,125	-	-	140,300	742,809	177,221
2020	675,281	-	-	147,315	779,950	186,082
2021	709,045	-	-	154,681	818,947	195,386
Thereafter	10,839,880	-	-	465,589	13,030,847	588,111
Total	$13,891,006	$55,143	$-	$1,168,760	$16,753,741	$1,476,327

* Annual base rent represents amount of cash payments due from tenants and differs from revenues to be recognized on our consolidated financial statements.

** The property sold for profit in March 2017.

Annualized $ per Rented Sq. Ft.
2015	$24	$8	$-	$76	$22	$93
2016	$17	$9	$-	$84	$32	$102
2017	$20.7	$0	$-	$88.4	$27.0	$107.4
2018	$30.5	$0	$-	$92.8	$28.3	$112.7
2019	$32.2	$0	$-	$97.4	$29.7	$118.4
2020	$33.8	$0	$-	$102.3	$31.2	$124.3
2021	$35.5	$0	$-	$107.4	$32.8	$130.5

Recent Developments

On April 22, 2016, we entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that we must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, we will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of December 31, 2016, the Company and Seller are still cooperating to complete the purchase.

On August 23, 2016, we entered into a second amendment to commercial lease (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet and will expand up to 20,000 square feet in the future, and the monthly rental rate was increased. C3C3 is owned by related parties who are significant stockholders of the Company.

Effective October 10, 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the Chino Valley leased property was expanded from 15,000 square feet to 25,000 square feet and the monthly rental rate was increased.

On December 22, 2016, we entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount will be held in escrow. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Purchase Contract, the purchase closed on March 15, 2017 for a profit of approximately $831,000.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2016 and 2015, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2016 and 2015.

Comparison of Results of Operations for the Year ended December 31, 2016 and 2015

Revenues

For the year ended December 31, 2016 and 2015, revenues consisted of the following:

	Year ended December 31,
	2016	2015

Rent revenues	$239,178	$414,785
Rent revenues – related parties	1,614,530	1,005,143
Total revenues	$1,853,708	$1,419,928

For the year ended December 31, 2016, total revenues amounted to $1,853,708, including related party revenues of $1,614,530, as compared to $1,419,928, including related party revenues of $1,005,143, for the year ended December 31, 2015, an increase of $433,780 or 30.5%. This increase in revenues was attributable to an increase in rent revenues – related parties of $609,387 or 60.6% due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $175,607 or 42.3% due to non-renewal of certain leases of third party tenants. In August 2016, we entered into a second amendment to commercial lease (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet and will expand to up to 20,000 square feet in the future and the monthly rental rate was increased. C3C3 is owned by and/or operated by related parties who are significant stockholders of the Company. Additionally, in October 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the leased property was expanded and the monthly rental rate was increased.

Operating expenses

For the year ended December 31, 2016, operating expenses amounted to $2,125,949 as compared to $2,566,494 for the year ended December 31, 2015, a decrease of $440,545 or 17.2%. For the year ended December 31, 2016 and 2015, operating expenses consisted of the following:

	Year ended December 31,
	2016	2015
Compensation and benefits	$472,728	$455,037
Professional fees	989,506	1,333,435
General and administrative expenses	204,029	274,797
Depreciation and amortization	181,899	150,368
Property operating expenses	79,101	120,094
Real estate taxes	111,186	111,751
Consulting fees - related parties	-	53,512
Settlement expense	87,500	67,500
Total	$2,125,949	$2,566,494

●	For the year ended December 31, 2016, compensation and benefit expense increased by $17,691 or 3.9% as compared to the year ended December 31, 2015. During the year ended December 31, 2016, we recorded stock-based compensation of $205,283 as compared to $195,109 for the comparable 2015 period, an increase of $10,174 or 5.2%. Additionally, due to a decrease in staff, other compensation and benefit expense decreased by $50,983, offset by an increase in compensation of $58,500 incurred for services performed by our chief financial officer.

●	For the year ended December 31, 2016, professional fees decreased by $343,929, or 25.8%, as compared to the year ended December 31, 2015. The decrease was primarily attributable to a decrease in legal fees of $121,365 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $259,085 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant and a decrease in other consulting expense, and a decrease in other professional fees of $70,437, offset by an increase in public relations fees incurred of $106,958. We used consultants to assist us with introductions to potential business partners and customers, to help us with public relations services, including helping us find market makers, broker-dealers, and sources of capital, advise us on construction of indoor, outdoor and greenhouse agricultural systems, assist us with agricultural licensing and zoning, and assist with development of business modeling, market development and advice concerning equity and debt financings.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2016, general and administrative expenses decreased by $70,768 or 25.8% as compared to the year ended December 31, 2015. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures such as a decrease in travel expenses of $31,011.

●	For the year ended December 31, 2016, depreciation and amortization expense increased by $31,531 or 21.0% as compared to the year ended December 31, 2015 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the year ended December 31, 2016, property operating expenses decreased by $40,993 or 34.1% as compared to the year ended December 31, 2015. In the third quarter of 2015, we terminated the use of a management company and now we manage all of the properties.

●	For the year ended December 31, 2016, consulting fees – related parties amounted to zero as compared to $53,512 for the year ended December 31, 2015, respectively. Beginning in August 2014, we incurred consulting fees in connection with a consulting agreement with a related party. In August 2015, this agreement was terminated.

●	For the year ended December 31, 2016, settlement expense amounted to $87,500 as compared to $67,500 for the year ended December 31, 2015. During 2016 and 2015, we settled certain litigation and claims.

Income (loss) from operations

As a result of the factors described above, for the year ended December 31, 2016, loss from operations amounted to $272,241 as compared to a loss from operations of $1,146,566 for the year ended December 31, 2015, a turnaround of $874,325 or 76.3%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the year ended December 31, 2016, total other expenses, net amounted to $229,335 as compared to $225,464, representing an increase of $3,871 or 1.7%.

Net loss

As a result of the foregoing, for the year ended December 31, 2016 and 2015, net loss amounted to $501,576, or $0.03 per common share, and $1,372,030, or $0.08 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $366,024 and $1,281,464 of cash as of December 31, 2016 and 2015, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from the collection of rental income, and from various financing activities such as from the sale of our common stock and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

On December 22, 2016, we entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which we agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount is being held in escrow.by a third party. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale of this building on March 15, 2017, we repaid the all outstanding principal and interest due on this mortgage.

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Messrs. Abrams and McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after six months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

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

Cash Flow

For the Year Ended December 31, 2016 and 2015

Net cash flow used by operating activities was $3,092 for the year ended December 31, 2016 as compared to $500,255 for the year ended December 31, 2015, a decrease of $497,163.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of $501,576 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $181,899, stock-based compensation expense of $249,125, stock-based settlement expense of $65,625, net accretion of stock-based stock option expense of $559,578, loss from sale of property and equipment of $1,843, and a non-cash increases in deferred rent receivables of $646,711, and changed in operating assets and liabilities consisting of an increase in the net collection of security deposits payable of $29,524 and increases in accounts payable of $41,514. During 2016, we received cash from the collection of rental income and we primarily used cash to pay professional fees and compensation.

●	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $1,372,030 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $150,369, stock-based compensation expense of $79,601, stock-based settlement expense of $50,000, accretion of stock-based stock option expense of $782,063, and a non-cash increase in deferred rent receivables of $347,895, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $69,269, an increase in accrued expenses of $34,207, an increase in accrued expenses – related parties of $8,583, and an increase in security deposits payable of $44,340.

For the years ended December 31, 2016 and 2015, net cash flow used in investing activities primarily reflects the purchase of land and the development rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems and amounted to $912,348 and $282,408, respectively.

Net cash provided by financing activities was zero for the year ended December 31, 2016 as compared to $997,750 for the year ended December 31, 2015. During the year ended December 31, 2015, we received proceeds from the sale of common stock of $1,000,000 offset by the redemption of common stock of $2,250.

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

The following tables summarize our contractual obligations as of December 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$1,000	$1,000	$-	$-	$-
Interest on convertible notes	129	129	-	-	-
Mortgage payable	2,100	-	2,100	-	-
Interest on mortgage payable	345	157	188	-	-
Total	$3,574	$1,286	$2,288	$-	$-

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

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

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The adoption of ASU 2014-09 had no impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-23 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K (the “2017 Proxy Statement”) and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Proposal 1—Election of Directors,” information regarding the Audit Committee of the Company included in the section “Corporate Governance—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors has determined that David G. Honaman, one of the Company’s independent directors, qualifies as the audit committee financial expert because he has served in an oversight role in finance and accounting.

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those employees responsible for financial reporting.

During the fourth quarter of the fiscal year ended December 31, 2016, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Information required pursuant to this Item 11 will be included in the Company’s 2017 Proxy Statement under the sections “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required pursuant to this Item 12 will be included in the Company’s 2017 Proxy Statement under the section “Principal Stockholders” and is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	10,000,000

Equity compensation plans not approved by security holders	1,250,000	$1.00	0

Total	1,250,000	$1.00	10,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s 2017 Proxy Statement under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required pursuant to this Item 13 concerning director independence will be included in the Company’s 2017 Proxy Statement under the section “Corporate Governance—Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our 2017 Proxy Statement under the section Proposal 3—“Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Employment Agreement dated as of July 31, 2014 by and between the registrant and Bryan McLaren. (1)
10.3+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.4+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.5+	Board Member Agreement dated as of August 1, 2014 by and between the registrant and Irvin Rosenfeld. (1)
10.6	Standard Industrial Commercial Multi-Tenant Lease – Gross dated as of April 1, 2015 by and between the registrant and Tech Group North America, Inc. (1)
10.7	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.8	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.9	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.10	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.11	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.12	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.13+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.14	$2.1 Million Promissory Note dated March 7, 2014 in favor of Investment Property Exchange Services, Inc. (1)
10.15	Consulting Service Agreement dated May 6, 2015 between registrant and Newbridge Financial, Inc. (1)
10.16	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.17	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.18+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.19	Binding Letter of Intent dated as of February 16, 2016 between Chino Valley Properties, LLC, C3C3 Group, LLC and Broken Arrow Herbal Center, Inc. (3)
10.20	Binding Letter of Intent dated as of February 17, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation (3)
10.21	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (4)
10.22	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (5)
10.23	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (6)
10.24	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (7)
10.25	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams.(8)
10.26	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren.(8)
10.27 * +	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman.
21.1	List of Subsidiaries. (1)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to Form 8-K filed by the Company on January 7, 2016.
(3)	Incorporated by reference to Form 8-K filed by the Company on February 18, 2016.
(4)	Incorporated by reference to Form 8-K filed by the Company on April 22, 2016.
(5)	Incorporated by reference to Form 8-K filed by the Company on August 25, 2016.
(6)	Incorporated by reference to Form 8-K filed by the Company on October 13, 2016.
(7)	Incorporated by reference to Form 8-K filed by the Company on December 29, 2016.
(8)	Incorporated by reference to Form 8-K filed by the Company on January 12, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 27, 2017	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, President, Treasurer, Secretary and Director	March 27, 2017
Bryan McLaren	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	March 27, 2017
Adam Wasserman	(principal financial and accounting officer)

/s/ Irvin Rosenfeld	Director	March 27, 2017
Irvin Rosenfeld

/s/ Art Friedman	Director	March 27, 2017
Art Friedman

/s/ Alex McLaren	Director	March 27, 2017
Alex McLaren

/s/ David G. Honaman	Director	March 27, 2017
David G. Honaman

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

ZONED PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zoned Properties, Inc.

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. Zoned Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoned Properties, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

March 27, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 — (561) 429-6225

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS
Cash	$366,024	$1,281,464
Rental properties, net (See Note 3)	6,878,584	7,224,593
Rental property held for sale, net (See Note 4)	1,140,891	-
Deferred rent receivable	16,462	8,909
Deferred rent receivable - related parties	1,006,171	367,013
Real estate tax escrow	39,487	46,072
Prepaid expenses and other current assets	140,010	105,684
Property and equipment, net	40,212	46,488
Security deposits	8,158	8,158

Total Assets	$9,635,999	$9,088,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Mortgage payable	$2,100,000	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	500,000	500,000
Accounts payable	78,311	36,797
Accrued expenses	96,748	92,044
Accrued expenses - related parties	85,541	56,542
Deferred revenues	4,750	-
Security deposits payable - related parties	70,000	26,250
Security deposits payable	21,964	36,190

Total Liabilities	3,457,314	3,347,823

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2016 and 2015 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,210,318 and 17,080,850 issued and outstanding at December 31, 2016 and 2015, respectively	17,210	17,081
Additional paid-in capital	20,352,528	19,412,954
Accumulated deficit	(14,193,053)	(13,691,477)

Total Stockholders’ Equity	6,178,685	5,740,558

Total Liabilities and Stockholders’ Equity	$9,635,999	$9,088,381

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

REVENUES:
Rental revenues	$239,178	$414,785
Rental revenues - related parties	1,614,530	1,005,143

Total revenues	1,853,708	1,419,928

OPERATING EXPENSES:
Compensation and benefits	472,728	455,037
Professional fees	989,506	1,333,435
General and administrative expenses	204,029	274,797
Depreciation and amortization	181,899	150,368
Property operating expenses	79,101	120,094
Real estate taxes	111,186	111,751
Consulting fees - related parties	-	53,512
Settlement expense	87,500	67,500

Total operating expenses	2,125,949	2,566,494

LOSS FROM OPERATIONS	(272,241)	(1,146,566)

OTHER INCOME (EXPENSES):
Interest expenses	(192,492)	(193,448)
Interest expenses - related parties	(35,000)	(35,000)
Loss on sale of property and equipment	(1,843)	-
Other income	-	2,545
Interest income	-	439

Total other expenses, net	(229,335)	(225,464)

LOSS BEFORE INCOME TAXES	(501,576)	(1,372,030)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(501,576)	$(1,372,030)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	17,150,944	18,134,328

See accompanying notes to consolidated financial statements.

 ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2014	2,000,000	$2,000	18,676,304	$18,676	$18,912,548	$(4,000)	$(12,319,447)	$6,609,777

Common stock issued for services	-	-	75,600	76	79,525	-	-	79,601

Sale of common stock for cash	-	-	1,000,000	1,000	999,000	-	-	1,000,000

Write off of subscription receivable	-	-	-	-	(4,000)	4,000	-	-

Common stock repurchased and cancelled	-	-	(225,000)	(225)	(2,025)	-	-	(2,250)

Common stock issued for settlement	-	-	50,000	50	49,950	-	-	50,000

Common stock returned and cancelled in connection with Settlement Agreement	-	-	(2,496,054)	(2,496)	(1,404,107)	-	-	(1,406,603)

Accretion of stock based compensation related to stock options issued	-	-	-	-	782,063	-	-	782,063

Net loss	-	-	-	-	-	-	(1,372,030)	(1,372,030)

Balance, December 31, 2015	2,000,000	2,000	17,080,850	17,081	19,412,954	-	(13,691,477)	5,740,558

Common stock issued for services and future services	-	-	91,968	92	314,408	-	-	314,500

Common stock issued for settlement	-	-	37,500	37	65,588	-	-	65,625

Accretion of stock based compensation related to stock options issued	-	-	-	-	559,578	-	-	559,578

Net loss	-	-	-	-	-	-	(501,576)	(501,576)

Balance, December 31, 2016	2,000,000	$2,000	17,210,318	$17,210	$20,352,528	$-	$(14,193,053)	$6,178,685

See accompanying notes to consolidated financial statements.

 ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(501,576)	$(1,372,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	181,899	150,368
Stock-based compensation	249,125	79,601
Stock-based settlement expense	65,625	50,000
Accretion of stock option expense	559,578	782,063
Loss from sale of property and equipment	1,843	-
Deferred rent receivable	(7,553)	(8,909)
Deferred rent receivable - related parties	(639,158)	(338,986)
Change in operating assets and liabilities:
Real estate tax escrow	6,585	(6,950)
Prepaid expenses and other assets	(28,951)	69,629
Security deposits	-	(1,134)
Accounts payable	41,514	8,962
Accrued expenses	4,704	34,208
Accrued expenses - related parties	28,999	8,583
Deferred revenues	4,750	-
Security deposits payable - related parties	43,750	-
Security deposits payable	(14,226)	44,340

NET CASH USED IN OPERATING ACTIVITIES	(3,092)	(500,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land	-	(200,000)
Acquisition of buildings and improvements	(910,314)	(75,447)
Cash received from sale of property and equipment	500	-
Acquisition of property and equipment	(2,534)	(6,961)

NET CASH USED IN INVESTING ACTIVITIES	(912,348)	(282,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Redemption of common stock	-	(2,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	997,750

NET (DECREASE) INCREASE IN CASH	(915,440)	215,087

CASH, beginning of year	1,281,464	1,066,377

CASH, end of year	$366,024	$1,281,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$192,500	$193,448
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$60,000	$-
Issuance of common stock for future services	$5,375	$-
Purchase and cancellation and treasury shares in exchange for net properties pursuant to settlement	$-	$1,406,603
Reclassification of rental property to rental property held for sale	$1,140,891	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. On May 2, 2006, the Company changed its name to Knewtrino, Inc. On August 10, 2007, the Company changed its name to Vanguard Minerals Corporation. On October 2, 2013, the Company changed its name to Zoned Properties, Inc. to reflect its maturing business model that focuses on commercial property acquisition and development.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2016 and 2015 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Consequently, any significant economic downturn in the Arizona market could potentially have an effect on the Company’s business, results of operations and financial condition. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at December 31, 2016 and 2015. At December 31, 2016, the Company had approximately $110,000 of cash in excess of FDIC limits.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, real estate tax escrow, convertible notes payable, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Upon the acquisition of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties (continued)

The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2016 and 2015, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At December 31, 2016, rental property held for sale represented a building and improvements, and land in Tempe, Arizona that is expected to be sold within one year.

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

Revenue recognition

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases. The Company commences rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. Beginning in 2014, the Company began generating revenues from its rental properties.

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of December 31, 2016 and 2015. For the year ended December 31, 2015, in connection with certain related party leases, the Company only included in revenues the amount of rents received from the related parties in accordance with the lease terms. On August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property and the respective related party lease as part of a settlement agreement, and cancelled a related party lease in June 2015.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2016	December 31, 2015
Convertible debt	200,000	200,000
Stock options	1,250,000	1,550,000

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

The Company follows the provisions of FASB Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of December 31, 2016 and 2015 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on the consolidated financial statements and notes to the consolidated financial statements.

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

DECEMBER 31, 2016 and 2015

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

NOTE 3 – RENTAL PROPERTIES

On August 12, 2014, the Company entered into a real estate purchase agreement with a company owned by Duke Rodriguez, a former related party, pursuant to which the Company acquired the property located in Bernalillo County, New Mexico consisting of 11.30 acres for total payments of $2,750,000. Pursuant to a settlement agreement (see Note 11), the Company transferred title to this property to various Defendants as described in Note 11. On August 1, 2015 (the “Settlement Date”), the carrying value of this property was $2,719,658.

On the Settlement Date, the Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 acres of land and the Company acquired an additional parcel in Chino Valley for $200,000 in cash. On the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000 (see Note 11).

At December 31, 2016 and 2015, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2016	December 31, 2015
Building and building improvements	39	$4,888,427	$4,823,318
Construction in progress	-	5,000	-
Land	-	2,283,214	2,589,667
Equipment	7	23,164	23,164
Rental properties, at cost		7,199,805	7,436,149
Less: accumulated depreciation		(321,221)	(211,556)
Rental properties, net		$6,878,584	$7,224,593

For the years ended December 31, 2016 and 2015, depreciation and amortization of rental properties amounted to $175,432 and $143,956, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 4 – RENTAL PROPERTY HELD FOR SALE

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount is being held in escrow.by a third party. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017 (See Note 13).

At December 31, 2016 and 2015, rental property held for sale net consisted of the following:

Description	Useful Life (Years)	December 31, 2016	December 31, 2015
Building and building improvements	39	$900,205	$-
Land	-	306,453	-
Rental property held for sale, at cost		1,206,658	-
Less: accumulated depreciation		(65,767)	-
Rental property held for sale, net		$1,140,891	$-

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2016	December 31, 2015
Vehicle and site trailers	5 – 10	$38,855	$42,555
Office furniture and equipment	5 - 7	14,759	12,225
		53,614	54,780
Less: accumulated depreciation		(13,402)	(8,292)
Property and equipment, net		$40,212	$46,488

For the years ended December 31, 2016 and 2015, depreciation expense amounted to $6,467 and $6,413, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(A) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture, $500,000 from a beneficial common stockholder who also holds 50% of the Company’s issued preferred stock. The Debenture bears interest at 7% and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of December 31, 2016 and 2015, the principal balance due and owing under this Debenture is $500,000. As of December 31, 2016 and 2015, accrued interest payable amounted to $82,542 and $47,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2016 and 2015, interest expenses – related party amounted to $35,000 and $35,000, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

(B) Employment agreement

On October 26, 2015, the Company entered into an engagement letter with a Company majority owned by the Company’s chief financial officer (“CFO”). Pursuant to the engagement letter, the Company shall pay a base fee of $6,500 in cash per month of which $2,000 shall be deferred and paid upon the earlier of six months or a capital raise, and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. (See Note 9).

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies and other companies whose director is a beneficial stockholder of the Company. Additionally, in August 2015, the Company entered into two lease agreements with C3C3 Group, LLC, a company owned by this beneficial shareholder of the Company (the “Tenant”) to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and expires on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase and increases in rental area up to 20,000 square feet. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and expires on July 31, 2035 with base monthly rent of $30,000, subject to a 5% annual increase and increases in rental area up to 25,000 square feet. For the years ended December 31, 2016 and 2015, rental income associated with these related party leases amounted to $1,614,530 and $1,005,143, respectively. At December 31, 2016 and 2015, deferred rent receivable – related party amounted to $1,006,171 and $367,013, respectively. In connection with these leases, the related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At December 31, 2016 and 2015, security deposits payable to related parties amounted to $70,000 and $26,250, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% per annum and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of December 31, 2016 and 2015, the principal balance due and owing under this Debenture is $500,000. For the years ended December 31, 2016 and 2015, interest expense related to this convertible note amounted to $34,992 and $35,000, respectively.

NOTE 8 – MORTGAGE PAYABLE

On March 7, 2014 the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bears interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the years ended December 31, 2016 and 2015, interest expense related to this mortgage amounted to $157,500 and $157,500, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid the all outstanding principal and interest due on this mortgage (See Note 13).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY

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

(B) Common stock issued/redeemed for cash

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(C) Common stock issued for services (continued)

Effective September 1, 2015, the Company entered into a one year consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the investor relations firm for services rendered 1) cash of $5,000 per month and 2) 7,500 restricted shares to be issued within the first thirty days of the contractual period and an additional 7,500 shares of restricted stock to be issued at the end of month seven. On September 30, 2015, the Company issued 7,500 shares of restricted stock. The shares were valued at their fair value of $7,500 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. Accordingly, the Company recorded professional fees of $7,500.

On October 23, 2015, the Company issued 1,000 shares of its common stock for services rendered. The shares were valued at their fair value of $5,000 based on the value of services rendered. In connection with these shares, in October 2015, the Company recorded compensation expense of $5,000.

On October 23, 2015, pursuant to an engagement letter dated in October 2015, the Company issued 19,600 shares of its common stock to a Company majority owned by the Company’s chief financial officer (“CFO”) for services rendered. The shares were valued at their fair value of $19,600 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in October 2015, the Company recorded compensation expense of $19,600.

2016

During the year ended December 31, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 26,968 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $66,139 at a range of $1.45 to $5.34 per common share which was the fair value of the common shares on the date of the grant based on the value of services to be rendered or by using the quoted share price on the dates of grant, whichever was more reliable. In connection with the issuance of these common shares, during the year ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $66,138.

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

On February 1, 2016, pursuant to an engagement letter effective January 28, 2016, the Company agreed to issue an aggregate of 30,000 shares of its common stock to a company for architectural and design services to be rendered. Pursuant to the agreement, the Company shall issue 10,000 shares of common stock immediately and 20,000 shares of common stock at the completion of the engagement. The initial 10,000 shares were valued at their aggregate fair value of $45,000 using the quoted share price on the date of grant of $4.50 per common share. In connection with the issuance of these shares, on February 1, 2016, the Company capitalized costs of $45,000 as part of construction in progress to be depreciated over the life of the building improvements. On August 23, 2016, the Company issued an additional 10,000 common shares pursuant to this engagement letter. These shares were valued at a fair value of $15,000 using the quoted share price on the measurement date of grant of $1.50 per common share. In connection with the issuance of these shares, on August 23, 2016, the Company capitalized costs of $15,000 as part of construction in progress to be depreciated over the life of the building improvements. The Company shall value the remaining 10,000 shares when issued using the quoted share price on the measurement date, which shall be the date that the services are completed.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(C) Common stock issued for services (continued)

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2015 for investor relations services, on March 31, 2016, the Company issued 7,500 shares of restricted stock. The shares were valued at their aggregate fair value of $40,050 using the quoted share price on the dates of grant of $5.34 per common share. Accordingly, the Company recorded consulting fees of $40,050. Effective September 1, 2016, the Company renewed this consulting agreement for an additional one year term. In connection with this renewed consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 3,750 common shares per quarter to be issued at the beginning of each quarter. In connection with this renewed consulting agreement, on September 1, 2016 and December 1, 2016, the Company issued 3,750 and 3,750 shares of common stock, respectively. These shares were valued at their aggregate fair value of $13,312 using the quoted share price on the dates of grant ranging from $1.40 to $2.15 per common share. Accordingly, the Company recorded consulting fees of $7,937 and a prepaid expense of $5,375 which will be amortized into consulting expense over the remaining service period.

(D) Common stock issued for settlement

On June 16, 2015, the Company issued 50,000 shares of common stock in connection with a settlement agreement related to a claim. The shares were valued at their fair value of $50,000 using the recent sale price of the common stock on the dates of grant of $1.00 per common share. In connection with these shares, in June 2015, the Company recorded settlement expense of $50,000.

On July 15, 2016, pursuant to a Settlement Agreement, the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares were issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. In connection with this settlement agreement, on the measurement date of July 15, 2016, the Company valued the 50,000 shares issuable using the quoted share price of $1.75 per common share and recorded settlement expense and an accrued expense of $87,500. During the year ended December 31, 2016, in connection with this settlement agreement, the Company issued an aggregate of 37,500 common shares and reduced accrued expenses by $65,625. At December 31, 2016, 12,500 shares are still issuable under this settlement agreement and accrued expenses amounted to $21,875. (See Note 11)

(E) Equity Incentive Plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2016, no awards have been made under the 2016 Plan. At December 31, 2016, 10,000,000 shares are available for future issuance.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(E) Equity Incentive Plans (continued)

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2016, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

(F) Common stock redeemed and cancelled

On August 1, 2015, the Defendants (as defined in Note 11) returned 2,496,054 shares of common stock to the Company and the Company cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the shares purchased and retired. (See Note 11).

(G) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The initial fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.25%; and, an estimated holding period of 10 years. The Company recognize compensation expenses over the period during which the services are rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award is remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options. with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 104.64%; risk-free interest rate of ranging from 1.6% to 2.45%; and, an estimated holding period ranging from 8.35 to 8.6 years. For the years ended December 31, 2016 and 2015, the Company recorded consulting expense of $555,433 and $654,054, respectively, related to these options.

In connection with an employment agreement with a former officer of the Company, the Company granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the employee under the 2014 Plan. The options vested as to 50,000 of such shares on August 1, 2015, and 50,000 options were to vest on May 1, 2016 and for each year thereafter through May 1, 2020, and expire five years from the date of grant or earlier due to employment termination. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 1.50%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $248,100 and was recording stock-based consulting expense over the vesting period. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of $104,294 related to these options. In January 2016, the employee resigned and the employment agreement was terminated. Accordingly, on January 8, 2016, 250,000 non-vested options were forfeited. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested stock options of $62,944 which was reflected as a reduction of compensation and benefits expense. Additionally, in April 2016, the remaining 50,000 vested stock options expired.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $67,089 and $23,715, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(G) Stock options granted pursuant to consulting and employment agreements (continued)

At December 31, 2016, there were 1,250,000 options outstanding and 800,000 options vested and exercisable. As of December 31, 2016, there was $178,359 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at December 31, 2016 was approximately $1,412,500 and was calculated based on the difference between the quoted share price on December 31, 2016 and the exercise price of the underlying options.

Stock option activities for the years ended December 31, 2016 and 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	-	$-	-	$-
Granted	1,550,000	1.00	-	-
Balance Outstanding December 31, 2015	1,550,000	1.00	-	-
Forfeited/expired	(300,000)	1.00	-	-
Balance Outstanding December 31, 2016	1,250,000	$1.00	8.68	$1,412,500

Exercisable, December 31, 2016	800,000	$1.00	8.68	$904,000

NOTE 10 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and 2015 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income tax expense (benefit) at U.S. statutory rate of 34%	$(170,536)	$(584,775)
Income tax benefit – state	(32,602)	(111,795)
Non-deductible expenses	226,629	316,736
Change in valuation allowance	(23,491)	379,834
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2016 and 2015 was as follows:

Deferred Tax Asset:	December 31, 2016	December 31, 2015
Net operating loss carryforward	$1,296,400	$1,057,973
Total deferred tax asset	1,296,400	1,057,973
Less: deferred tax liability: deferred rent receivable	(414,166)	(152,248)
Net deferred tax assets before valuation allowance	882,234	905,725
Valuation allowance	(882,234)	(905,725)
Net deferred tax asset	$-	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - INCOME TAXES (continued)

The net operating loss carryforward was approximately $3,201,000 at December 31, 2016. The Company provided a valuation allowance equal to the deferred income tax asset as of December 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $23,491 in 2016. The potential tax benefit arising from the loss carryforward will expire in 2036.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016, 2015 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

On February 1, 2014 the Company executed a 39-months operating lease for its office space. The annual rent during year one is $31,302, year two is $32,241 and year three $33,215. The Company also paid a security deposit of $3,267. In August 2015, the Company subleased this property for the remainder of the lease term.

For the years ended December 31, 2016 and 2015, rent expense, net of sublease income of $28,965 and $10,662, was $32,260 and $45,357, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2016 are as follows:

Year ending December 31,
2017	$8,554
Total minimum non-cancelable operating lease payments	$8,554

Legal matters

Healing Healthcare 3, Inc.; Xingang, LLC v. v. Zoned Properties, Inc., et al.; Court Filed: Maricopa County Superior Court, Arizona; Case Number: CV2015-012264; Date Filed: October 21, 2015.

On October 21, 2015, Healing Healthcare 3, Inc. (“HH3”) and Xingang, LLC filed a complaint against the Company, President and CEO Bryan McLaren, Board member Alex McLaren, and wholly-owned subsidiary Tempe Industrial Properties, LLC (“TIP”), among others. The complaint concerned the Company’s lease of space to HH3 in Tempe, Arizona to operate a medical marijuana cultivation site. HH3 and Xingang claim that the Company and its related parties violated the terms of the lease for various reasons. On May 23, 2014, the Company concluded that the lease had been breached, and terminated the lease and retook possession of the property. Plaintiffs asserted various contract and tort claims against the Company and its related parties, and seeks $10,000 per day “for each day that the Company remained in possession of the Tempe Property in violation of the Lease,” attorneys’ fees and costs, treble damages, punitive damages, and interest. The complaint was served on the Company and its related parties on February 17, 2016. On March 8, 2016, the Company, Bryan McLaren, Alex McLaren, and TIP (the “Moving Parties”) filed a motion to dismiss the claims asserted against them in the complaint, with prejudice, on various grounds. On April 14, 2016, the court granted in part, and denied in part, the motion to dismiss.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

In sum, the court granted the dismissal of the contract claims against the Bryan and Alex McLaren without leave to amend; denied the dismissal of the two contract claims against the Company and TIP; and granted the dismissal of the remaining tort claims, subject to leave to amend the complaint within 20 days of the order. On May 5, 2016, HH3 and Xingang filed an amended complaint with new fact allegations, reasserting the claims that had survived the motion to dismiss. A motion to dismiss the amended complaint was filed on behalf of the Company, Bryan McLaren, and TIP. The motion was fully-briefed, and by order dated July 8, 2016, the Court granted the motion to dismiss the claims asserted by Xingang but denied the rest of the motion. The Company, Bryan McLaren, and TIP filed their answer to the amended complaint on July 27, 2016. On or about November 8, 2016, the Company reached a settlement with Healing Healthcare 3, Inc. (“HH3”) to settle the lawsuit HH3 filed on October 21, 2015.  The terms of the settlement are confidential, but the lawsuit was dismissed in its entirety with prejudice. This settlement had no impact on the Company’s financial statements.

In a letter dated April 4, 2016, a shareholder of the Company, through legal counsel, made a demand on the Company related to a certain reverse-stock split that occurred following changes in the composition of the Company’s officers and directors in 2014. In its letter, this shareholder alleged, among other things, that: the reverse-stock split was designed to dilute existing Company interests of existing shareholders and to further entrench new management’s control over the Company. This shareholder demanded that the board of directors bring a legal action against certain officers and directors and against the Company’s transfer agent for various alleged violations of federal and state law. This shareholder indicated its intent to file a putative shareholder derivative action if its demand were not accepted. The Company evaluated this shareholder’s demand and engaged in settlement talks for several weeks. On July 15, 2016, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”), whereby the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of the Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares shall be issued on December 30, 2016, and (d) 12,500 shares shall be issued on March 31, 2017. In connection with the Settlement Agreement, during the year ended December 31, 2016, the Company recorded settlement expense of $87,500.

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. The Company has evaluated Brannigan’s purported claims, and intends to vigorously defend against such claim. A mediation involving all interested parties occurred on July 29, 2016 and was unsuccessful. The Company believes that there will be no financial impact on the Company’s financial statements other than costs incurred for legal and travel fees.

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of December 31, 2016, the Company and Seller have yet to complete the purchase.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Rental property sale

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount is being held in escrow.by a third party. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017 (See Note 13).

Litigation settlement

Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC

On April 10, 2015, the Company became a party to a certain case pending in the Superior Court of the State of Arizona in and for Maricopa County, Arizona styled, Zoned Properties, Inc. v. Duke Rodriguez, Ultra Health, LLC and Cumbre Investment, LLC (“The Defendants”), Case No. CV-2015-004225, wherein the Company alleged, among other things, that the Defendants, alone or in collusion with one another, breached a certain contract for the construction of certain buildings on the Company’s Gilbert property, and had made material misrepresentations or had negligently misrepresented certain material elements upon which the Company relied in purchasing the land upon which that building was to be constructed, which the Defendants failed to deliver. On July 9, 2015 and effective August 1, 2015, the Company entered into a settlement agreement with the Defendants that, among other things, settled the pending claims and granted mutual general releases. Under the terms of the settlement:

1.	On August 1, 2015, the Company transferred title to its Bernalillo, New Mexico property to the Defendants. In connection with such property, the Company forfeited quarterly rental revenue of approximately of $287,000 through September 2024. For the year ended December 31, 2015, rental revenues from this property amounted to $150,000.

2.	The Defendants returned 2,496,054 shares of common stock to the Company and the Company cancelled such shares. On the Settlement Date, such shares were valued at $1,406,603 or $0.5635 per common share which represents the cost of the shares purchased and retired.

3.	The Defendants effectuated the transfer of four parcels of property in Chino Valley, Arizona to the Company which consists of approximately 48 Acres of land and the Company acquired an additional parcel in Chino Valley for $200,000 in cash. On the Settlement Date, the fair value of property obtained, consisting of land, buildings and improvements, amounted to approximately $1,528,000.

4.	The Company obtained water rights associated with property in Chino Valley, Arizona effective December 31, 2015.

In connection with the settlement, on the Settlement Date, the Company did not record any settlement gain or loss.

NOTE 12 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the years ended December 31, 2016 and 2015, rental revenue associated with these leases amounted to $1,614,530 and $1,005,143, which represents 87.1% and 70.8% of total revenues, respectively. At December 31, 2016 and 2015, deferred rent receivable – related parties amounted to $1,006,171 and $367,013, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 13 – SUBSEQUENT EVENTS

Common shares issued

On January 1, 2017, pursuant to an engagement letter dated in October 2015, the Company issued 8,216 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500 or $2.13 per common share which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2017, the Company recorded stock-based compensation expense of $17,500.

On January 9, 2017, the Company issued an aggregate of 55,000 shares of common stock to the members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $127,050 using the quoted share price on the date of grant of $2.31 per common share. In connection with these grants, in January 2017, the Company recorded stock-based compensation expense of $127,050.

Convertible debentures – related parties

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Messrs. Abrams and McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after six months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

Operating lease

On March 9, 2017 and effective April 1, 2017, the Company executed a one-year operating lease for its office space in Scottsdale, Arizona for annual rent of $7,200. The Company also paid a security deposit of $600.

Rental property sale and satisfaction or mortgage payable

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount is being held in escrow.by a third party. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale, the Company recorded a gain of approximately $831,000. In connection with the sale of its buildings on March 15, 2017, the Company repaid the all outstanding principal and interest due on the mortgage payable (See Note 8).

Cancellation of lease and sublease agreement

On February 10, 2017 and effective on February 22, 2017, the Company entered a termination of sublease and mutual release of claims agreement whereby the Company, the Lessor and the Sublessee terminated its lease and sublease agreement. The effect of terminating the lease and sublease will not have a material effect on the Company’s financial statements.

