Form 10-Q
period 2017-03-31
Zoned Properties, Inc.
filed 2017-05-11
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14269 N. 87th Street, #205, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(407) 257-0400 (Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 11, 2017, the registrant had 17,312,951 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	March 31,	December 31,
	2017	2016

ASSETS
Cash	$2,131,685	$366,024
Rental properties, net (See Note 3)	6,975,143	6,878,584
Rental property held for sale, net (See Note 4)	-	1,140,891
Deferred rent receivable	-	16,462
Deferred rent receivable - related parties	1,186,139	1,006,171
Real estate tax escrow	-	39,487
Note receivable - related party	58,258	-
Prepaid expenses and other current assets	120,974	140,010
Property and equipment, net	41,073	40,212
Security deposits	5,574	8,158

Total Assets	$10,518,846	$9,635,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Mortgage payable	$-	$2,100,000
Convertible note payable	500,000	500,000
Convertible note payable - related party	2,520,000	500,000
Accounts payable	5,740	78,311
Accrued expenses	77,205	96,748
Accrued expenses - related parties	121,984	85,541
Deferred revenues	4,500	4,750
Security deposits payable - related parties	70,000	70,000
Security deposits payable	3,364	21,964

Total Liabilities	3,302,793	3,457,314

Commitments and Contingencies (See Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,286,034 and 17,210,318 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17,286	17,210
Additional paid-in capital	20,501,153	20,352,528
Accumulated deficit	(13,304,386)	(14,193,053)

Total Stockholders’ Equity	7,216,053	6,178,685

Total Liabilities and Stockholders’ Equity	$10,518,846	$9,635,999

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES:
Rental revenues	$50,073	$60,880
Rental revenues - related parties	490,194	352,043

Total revenues	540,267	412,923

OPERATING EXPENSES:
Compensation and benefits	218,293	179,824
Professional fees	38,478	276,522
General and administrative expenses	45,374	51,621
Depreciation and amortization	58,680	41,098
Property operating expenses	21,273	15,460
Real estate taxes	24,076	28,178

Total operating expenses	406,174	592,703

INCOME (LOSS) FROM OPERATIONS	134,093	(179,780)

OTHER INCOME (EXPENSES):
Interest expenses	(41,039)	(48,123)
Interest expenses - related parties	(36,443)	(8,750)
Gain on sale of property and equipment	831,753	-
Interest income	303	-

Total other income (expenses), net	754,574	(56,873)

INCOME (LOSS) BEFORE INCOME TAXES	888,667	(236,653)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$888,667	$(236,653)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,267,943	17,112,141
Diluted	18,460,567	17,112,141

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$888,667	$(236,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	58,680	41,098
Stock-based compensation	144,550	185,550
Stock option expense	(17,724)	65,729
Gain from sale of property and equipment	(831,753)	-
Change in operating assets and liabilities:
Deferred rent receivable	-	(2,970)
Deferred rent receivable - related parties	(179,968)	(126,362)
Real estate tax escrow	39,487	27,601
Note receivable	(58,258)	-
Prepaid expenses and other assets	19,036	6,751
Security deposits	2,584	-
Accounts payable	(72,571)	31,499
Accrued expenses	2,332	(22,148)
Accrued expenses - related parties	36,443	2,750
Deferred revenues	(250)	-
Security deposits payable	(18,600)	4,774

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,655	(22,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(148,596)	(206,579)
Cash received from sale of property and equipment	1,984,188	-
Acquisition of property and equipment	(2,586)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,833,006	(206,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	2,020,000	-
Repayment of mortgage payable	(2,100,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(80,000)	-

NET INCREASE (DECREASE) IN CASH	1,765,661	(228,960)

CASH, beginning of period	366,024	1,281,464

CASH, end of period	$2,131,685	$1,052,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$41,040	$48,123
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$-	$45,000
Common stock issued for accrued settlement payable	$21,875	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. The Company acquires commercial properties that face unique zoning challenges and identifies solutions that can potentially have a major impact on the cash flow and property value. Zoned Properties targets commercial properties that can be acquired and potentially re-zoned for specific purposes. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act.

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

The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2017 and 2016 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and uncertainties (continued)

The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had approximately $1.9 million and $116,000 of cash in excess of FDIC limits, respectively.

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

Accounts and note receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

Real estate tax escrow

Real estate tax escrow consists of funds held for the purpose of real estate taxes owed. These funds will be released as required to satisfy tax payments as due.

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. The rental property held for sale at December 31, 2016 represented a building, improvements, and land in Tempe, Arizona was sold in March 2017. At March 31. 2017, there were no assets held for sale.

Rental properties

Rental properties are carried at cost, less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 39 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental properties (continued)

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

The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2017 and 2016, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives. The Company uses a five year life for office equipment, seven years for furniture and fixtures, and five to ten years for vehicles. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of March 31, 2017 and December 31, 2016.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating securities since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$888,667	$(236,653)
Less: undistributed earnings allocated to participating securities	(92,421)	-
Net income (loss) allocated to common stockholders	$796,246	$(236,653)
Weighted average common shares outstanding - basic	17,267,943	17,267,943
Net income (loss) per common share - basic	$0.05	$(0.01)

Income (loss) per common share - diluted:
Net income (loss) available to common shareholders - basic	$796,246	$(236,653)
Add: interest of convertible debt	45,191	-
Numerator for income (loss) per common share - diluted	$841,437	$(236,653)

Weighted average common shares outstanding - basic	17,267,943	17,112,141
Effect of dilutive securities:
Stock options	588,624	-
Convertible notes payable	604,000	-
Weighted average common shares outstanding – diluted	18,460,567	17,112,141
Net income (loss) per common share - diluted	$0.05	$(0.01)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

	March 31, 2017	March 31, 2016
Convertible debt	-	200,000
Stock options	-	1,300,000

Segment reporting

The Company’s business is comprised of one reportable segment. The Company has determined that its properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties). The Company’s determination was based primarily on its method of internal reporting.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not believe it has any uncertain tax positions as of March 31, 2017 and 2016 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s condensed consolidated financial statements and related disclosures.

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

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU requires the recognition of a right-of-use lease asset and a lease liability by lessees for all leases greater than one year in duration. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance must be adopted using a modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. This standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation. During the three months ended March 31, 2016, the Company increased revenues - related parties and real estate tax expense by $6,517.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – RENTAL PROPERTIES

At March 31, 2017 and December 31, 2016, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2017	December 31, 2016
Building and building improvements	5 - 39	$4,946,013	$4,911,591
Construction in progress	-	119,174	5,000
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,348,401	7,199,805
Less: accumulated depreciation		(373,258)	(321,221)
Rental properties, net		$6,975,143	$6,878,584

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense of rental properties amounted to $58,680 and $39,401, respectively.

NOTE 4 – RENTAL PROPERTY HELD FOR SALE

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount was held in escrow by a third party. The Purchaser deposited an additional deposit of $20,000 in 2017. The remainder of the purchase price ($2.085 million) was received at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale, the Company recorded a gain of $831,753.

NOTE 5 – NOTE RECEIVABLE

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a company owned by a beneficial shareholder of the Company (the “Tenant” or “C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At March 31, 2017 and December 31, 2016, note receivable amounted to $58,258 and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(A) Employment agreement

On October 26, 2015, the Company entered into an engagement letter with a Company majority owned by the Company’s chief financial officer (“CFO”). Pursuant to the engagement letter, the Company shall pay a base fee of $6,500 in cash per month and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. The engagement letter may be terminated upon thirty days written notice by either party.

(B) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture (“Debenture”), $500,000 from a beneficial common stockholder who also holds 50% of the Company’s issued preferred stock. The Debenture bears interest at 7% per annum and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of March 31, 2017 and December 31, 2016, the principal balance due and owing under this Debenture is $500,000. As of March 31, 2017 and December 31, 2016, accrued interest payable amounted to $91,292 and $82,542, respectively, and is included in accrued expenses – related parties on the accompanying condensed consolidated balance sheets. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

(B) Convertible notes payable – related parties (continued)

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Mr. Abrams and Mr. McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after six months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder. As of March 31, 2017 and December 31, 2016, the principal balance due and owing under these Debentures is $2,020,000 and $0, respectively.

For the three months ended March 31, 2017 and 2016, interest expenses – related parties amounted to $36,443 and $8,750, respectively.

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with a non-profit companies, CJK, Inc. and Broken Arrow, whose directors are beneficial stockholders of the Company for its properties located in Kingman, AZ and Green Valley, AZ, respectively. The Kingman, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $10.000, subject to a 5% annual increases during the lease term. The Green Valley, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term.

Additionally, in August 2015, the Company entered into two lease agreements with C3C3 to lease space in Tempe, Arizona and Chino Valley, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and expires on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 1, 2023 and base rent of $67,005 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 20,000 square feet. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and expires on July 31, 2035 with base monthly rent of $30,000, subject to a 5% annual increase through July 15 2024 and base rent of $81,260 per month from August 15, 2024 to the end of the lease term, and increases in rental area up to 25,000 square feet. The Chino Valley lease was amended effective April 1, 2017 (See Note 12).

For the three months ended March 31, 2017 and 2016, rental income associated with all related party leases amounted to $490,194 and $352,043, respectively. At March 31, 2017 and December 31, 2016, deferred rent receivable – related party amounted to $1,186,139 and $1,006,171, respectively. In connection with certain of the related party leases, related party tenants shall pay security deposits aggregating $60,000 payable in twelve monthly installments of $5,000 beginning September 1, 2015. At March 31, 2017 and December 31, 2016, security deposits payable to related parties amounted to $70,000 and $70,000, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% per annum and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. As of March 31, 2017 and December 31, 2016, the principal balance due and owing under this Debenture is $500,000. For the three months ended March 31, 2017 and 2016, interest expense related to this convertible note amounted to $8,748 and $8,748, respectively. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 8 – MORTGAGE PAYABLE

On March 7, 2014, the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bears interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the three months ended March 31, 2017 and 2016, interest expense related to this mortgage amounted to $32,291 and $39,375, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid the all outstanding principal and interest due on this mortgage.

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the preferred shares will be entitled to a liquidation preference of $1.00 per share plus any remaining distributions equal to the common shareholders. The holders of the shares are entitled to dividends equal to common share dividends. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(C) Common stock issued in connection with settlement

On July 15, 2016, pursuant to a Settlement Agreement, the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares were issued on December 30, 2016, and (d) 12,500 shares were issued on March 31, 2017. In connection with this settlement agreement, on the measurement date of July 15, 2016, the Company valued the 50,000 shares issuable using the quoted share price of $1.75 per common share and recorded settlement expense and an accrued expense of $87,500. During the year ended December 31, 2016, in connection with this settlement agreement, the Company issued an aggregate of 37,500 common shares and reduced accrued expenses by $65,625. On March 31, 2017, the remaining 12,500 shares were issued pursuant to this settlement agreement and accordingly, the Company reduced accrued expenses by $21,875.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The Company recognize compensation expenses over the period during which the services are rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award is remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options. During the three months ended March 31, 2017 and 2016, the Company used the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120% to 164.6%; risk-free interest rate of 2.25% to 2.40%; and, an estimated holding period of 8.1 years to 10 years. For the three months ended March 31, 2017 and 2016, the Company recorded stock-based consulting expense (income) of $(28,567) and $111,901, respectively, related to these options.

In connection with an employment agreement with a former officer of the Company, on January 8, 2016, 250,000 non-vested options were cancelled. Accordingly upon termination, during the three months ended March 31, 2016, the Company reversed all stock-based compensation previously recognized on the non-vested stock options of $62,944 which was reflected as a reduction of compensation and benefits expense. Additionally, in April 2016, the remaining 50,000 vested stock options were cancelled due to employment termination.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $10,843 and $16,772, respectively.

At March 31, 2017, there were 1,250,000 options outstanding and 925,000 options vested and exercisable. As of March 31, 2017, there was $135,502 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at March 31, 2017 was approximately $625,000 and was calculated based on the difference between the quoted share price on March 31, 2017 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	1,250,000	$1.00	-	$-
Exercised or forfeited	-	-	-	-
Balance Outstanding March 31, 2017	1,250,000	$1.00	8.13	$625,000

Exercisable, March 31, 2017	925,000	$1.00	8.13	$462,500

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of March 31, 2017, the Company and Seller have yet to complete the purchase.

Legal matters

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

Operating lease

On March 9, 2017 and effective April 1, 2017, the Company executed a one-year operating lease for its office space in Scottsdale, Arizona for annual rent of $7,200. In March 2017, the Company prepaid the first six months of this operating lease

NOTE 11 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended March 31, 2017 and 2016, rental revenue associated with these leases amounted to $490,194 and $352,043, which represents 90.7% and 85.3% of total revenues, respectively. At March 31, 2017 and December 31, 2016, deferred rent receivable – related parties amounted to $1,186,139 and $1,006,171, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 12 – SUBSEQUENT EVENTS

Common shares issued

On April 1, 2017, the Company issued 10,000 shares of common stock to a new member of the Company’s board of directors for services rendered. The shares were valued at their fair value of $15,000 using the quoted share price on the date of grant of $1.50 per common share. In connection with these grants, in April 2017, the Company recorded stock-based compensation expense of $15,000.

On April 1, 2017, pursuant to an engagement letter dated in October 2015, the Company issued 11,667 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500, or $1.50 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock-based compensation expense of $17,500.

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on April 1, 2017, the Company issued 3,750 shares of restricted stock. The shares were valued at a fair value of $5,625 using the quoted share price on the dates of grant of $1.50 per common share. Accordingly, the Company recorded consulting fees of $5,625.

On April 1, 2017, the Company issued 1,500 shares of common stock to a consultant for construction management services rendered. The shares were valued at their fair value of $2,250 using the quoted share price on the date of grant of $1.50 per common share. In connection with these grants, in April 2017, the Company recorded consulting fees of $2,250.

Related party lease agreement

On March 30, 2017 and effective April 1, 2017, the Company entered into a fourth amendment to commercial lease agreement (the “Amendment”) with C3C3. Pursuant to the terms of the Amendment, the size of the leased property was expanded and the monthly rental rate was increased. Additionally, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 5).

Convertible notes

On April 20, 2017, the Company repaid a convertible note and a related party convertible note issued in August 2014 for $1 million, in aggregate, and accrued interest of approximately $96,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on March 27, 2017, and the same may be updated from time to time in documents that we file with the SEC.

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

As of March 31, 2017, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ (1)	Gilbert, AZ	Green Valley Sahuarita, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Land	Retail (special-use)	Greenhouse / Nursery	Retail (special-use)
Current Use	Medical marijuana cultivation and packaging	Future development	Dispensary	Medical marijuana cultivation and packaging	Dispensary
Date Acquired	Mar-14	Jan-14	Oct-14	Aug-15	May-14
Lease Start Date	Aug-15	N/A	Oct-14	Aug-15	Oct-14
Lease End Date	Jul-35	N/A	Sep-24	Jul-35	Sep-24
Total Rentable Sq. Ft.	60,000	0	1,440	40,000	1,497
Sq. Ft. rented as of March 31, 2017	15,000	N/A	1,440	25,000	1,497
Vacant Rentable Sq. Ft.	45,000	N/A	0	15,000	0
Land Area	3.65 Acres	0.8 acres	1.33 Acres	47.6 Acres	0.16 Acres
	158,772 Sq. Ft.	34,717 Sq. Ft.	57,769 Sq. Ft.	2,072,149 Sq. Ft.	7,061 Sq. Ft
Total No. of Tenants	1	N/A	1	1	1
No. of Related Party Tenants	1	N/A	1	1	1

Annual Base Rent:
2017 (remainder of year)	$349,500	$-	$95,835	$530,000	$121,055
2018	609,000	-	133,619	796,250	168,782
2019	643,125	-	140,300	836,062	177,221
2020	675,281	-	147,315	877,866	186,082
2021	709,045	-	154,681	921,755	195,386
Thereafter	10,839,880	-	465,589	14,666,746	588,111
Total	$13,825,831	$-	$1,137,339	$18,628,679	$1,437,637

(1)	In addition to base rent received from our tenant, we lease 800 square feet of property containing a cell tower located on the property to a third party for $1,450 per month subject to 5 year extensions.

Recent Developments

On April 22, 2016, we entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that we must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, we will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of March 31, 2017, the Company and Seller are still cooperating to complete the purchase.

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

Effective October 10, 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the Chino Valley leased property was expanded from 15,000 square feet to 25,000 square feet and the monthly rental rate was increased. On March 30, 2017 and effective April 1, 2017, we entered into a fourth amendment to commercial lease agreement (the “Amendment”) with C3C3. Pursuant to the terms of the Amendment, the size of the leased property was expanded and the monthly rental rate was increased. Additionally, in connection with the Amendment, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018.

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

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2017 and 2016, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017 and 2016, revenues consisted of the following:

	Three Months ended March 31,
	2017	2016

Rent revenues	$50,073	$60,880
Rent revenues – related parties	490,194	352,043
Total revenues	$540,267	$412,923

For the three months ended March 31, 2017, total revenues amounted to $540,267, including related party revenues of $490,194, as compared to $412,043, including related party revenues of $352,043, for the three months ended March 31, 2016, an increase of $127,344 or 30.8%. This increase in revenues was attributable to an increase in rent revenues – related parties of $138,151 or 39.2% due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $10,807 or 14.8% caused by the sale the Tempe building that was leased to a third-party tenant. In August 2016, we entered into a second amendment to commercial lease (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet and will expand to up to 20,000 square feet in the future and the monthly rental rate was increased. C3C3 is owned by and/or operated by related parties who are significant stockholders of the Company. Additionally, in October 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams, effective October 10, 2016. Pursuant to the terms of this amendment, the size of the leased property was expanded and the monthly rental rate was increased. On March 30, 2017 and effective April 1, 2017, we entered into a fourth amendment to commercial lease agreement with C3C3. Pursuant to the terms of the fourth Amendment, the size of the leased property was expanded and the monthly rental rate was increased.

Operating expenses

For the three months ended March 31, 2017, operating expenses amounted to $406,174 as compared to $592,703 for the three months ended March 31, 2016, a decrease of $186,529 or 31.5%. For the three months ended March 31, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016
Compensation and benefits	$218,293	$179,824
Professional fees	38,478	276,522
General and administrative expenses	45,374	51,621
Depreciation and amortization	58,680	41,098
Property operating expenses	21,273	15,460
Real estate taxes	24,076	28,178
Total	$406,174	$592,703

●	For the three months ended March 31, 2017, compensation and benefit expense increased by $38,469 or 21.4% as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded stock-based compensation of $155,394 as compared to $99,328 for the comparable 2016 period, an increase of $56,066 or 56.4% This increase was offset by a decrease in other compensation and benefit expenses of $17,597 due to a decrease in staff.

●	For the three months ended March 31, 2017, professional fees decreased by $238,044, or 86.1%, as compared to the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in legal fees of $71,468 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $146,470 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, and a decrease in other professional fees of $20,106.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2017, general and administrative expenses decreased by $6,247 or 12.1% as compared to the three months ended March 31, 2016. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures.

●	For the three months ended March 31, 2017, depreciation and amortization expense increased by $17,582 or 42.8% as compared to the three months ended March 31, 2016 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended March 31, 2017, property operating expenses increased by $5,813 or 37.6% as compared to the three months ended March 31, 2016 primarily related to an increase in repair and maintenance expenses incurred of $5,420.

●	For the three months ended March 31, 2017, real estate taxes amounted to $24,076 as compared to $28,178 for the three months ended March 31, 2016, a decrease of $4,102 or 14.6%. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by us obtaining “permanently-affixed status” for our structure located on this property.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2017, income from operations amounted to $134,093 as compared to a loss from operations of $179,780 for the three months ended March 31, 2016, a turnaround of $313,873 or 174.6%.

Other income (expenses), net

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended March 31, 2017, total other income, net amounted to $754,574 as compared to total other expenses of $56,873, representing an increase of $811,447 or 1,426.8%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000.

Net income (loss)

As a result of the foregoing, for the three months ended March 31, 2017 and 2016, net income (loss) amounted to $888,667, or $0.05 per common share (basic and diluted), and $(236,653), or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,131,685 and $366,024 of cash as of March 31, 2017 and December 31, 2016, respectively.

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

We currently budget that we would need to spend approximately $3,500,000 on capital expenditures for the expansion and buildout of our Chino Valley Property and the acquisition and development of our Parachute Project. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the issuance date of these condensed consolidated financial statements. Other than revenue received from the lease of our rental properties, funds received from the sale of our common stock and funds received from debt, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

On December 22, 2016, we entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which we agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale of this building on March 15, 2017, we repaid the all outstanding principal of $2.1 million and interest due on this mortgage.

On January 9, 2017, we issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, we issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of our Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Mr. Abrams and Mr. McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. We may prepay the Debentures at any point after six months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If we default on payment, the Holder may at his option, extend all conversion rights, through and including the date we tender or attempt to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a company owned by this beneficial shareholder of the Company (the “Tenant” or “C3C3”), we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At March 31, 2017, note receivable amounted to $58,258.

On April 20, 2017, we repaid two convertible notes issued in August 2014 for $1 million, in aggregate, and accrued interest of approximately $96,000.

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

Cash Flows

For the three months ended March 31, 2017 and 2016

Net cash flow provided by operating activities was $12,655 for the three months ended March 31, 2017 as compared to net cash used in operating activities of $22,381 for the three months ended March 31, 2016, a positive change of $35,036.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected net income of $888,667 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $58,680, stock-based compensation expense of $144,550, net reduction of stock-based stock option expense of $(17,724), and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(229,947), which included an increase in deferred rent receivables of $(179,968).

●	Net cash flow used in operating activities for the three months ended March 31, 2016 primarily reflected a net loss of $(236,653) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $41,098, stock-based compensation expense of $185,550, net accretion of stock-based stock option expense of $65,729, and a non-cash increase in deferred rent receivables of $(129,332), and changes in operating assets and liabilities primarily consisting of a decrease in accrued expense of $(22,148), offset by a decrease in real estate tax escrow of $27,601, a decrease of prepaid expenses and other assets of $6,751, an increase in accounts payable of $31,499, an increase in accrued expenses – related parties of $2,750, and an increase in security deposits payable of $4,774.

For the three months ended March 31, 2017, net cash flow provided by investing activities amounted to $1,833,006 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188 offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $148,596 and the purchase of property and equipment of $2,586. During the three months ended March 31, 2016, we used cash for the development of rental properties of $206,579.

Net cash used in financing activities was $80,000 for the three months ended March 31, 2017 as compared to $0 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received proceeds from convertible debt of $2,020,000 and repaid a mortgage payable of $2,100,000.

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

The following tables summarize our contractual obligations as of March 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$3,020	$1,000	$-	$2,020	$-
Interest on convertible notes	671	217	242	212	-
Operating lease	4	4	-	-	-
Total	$3,695	$1,221	$242	$2,232	$-

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s condensed consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
1/1/2017	CFO Oncall, Inc. (1)	Section 4(a)(2)	8,216	$2.13	For Services	Restricted	Yes
1/9/2017	Arthur Friedman	Section 4(a)(2)	15,000	$2.31	For Services	Restricted	Yes
8/23/2016	Alex McLaren.	Section 4(a)(2)	15,000	$2.31	For Services	Restricted	Yes
1/9/2017	Irvin Rosenfeld	Section 4(a)(2)	10,000	$2.31	For Services	Restricted	Yes
1/9/2017	David Honaman	Section 4(a)(2)	15,000	$2.31	For Services	Restricted	Yes
3/31/2017	Greentree Financial Group, Inc.	Section 4(a)(2)	12,500	$1.75	Settlement	Restricted	Yes

(1)	CFO Oncall, Inc. is majority-owned by Adam Wasserman, the Company’s CFO.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Commercial Lease entered into on August 23, 2016 by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 25, 2016).

10.2	Third Amendment to Commercial Lease entered into on October 10, 2016 by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on October 13, 2016).

10.3	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on December 29, 2016).

10.4	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on January 12, 2017).

10.5	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on January 12, 2017).

10.6	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on April 4, 2017).

10.7	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on April 4, 2017).

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 11, 2017	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: May 11, 2017	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

