Form 10-Q
period 2017-06-30
Zoned Properties, Inc.
filed 2017-08-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had 17,331,701 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30,	December 31,
	2017	2016

ASSETS
Cash	$934,834	$366,024
Rental properties, net	6,990,612	6,878,584
Rental property held for sale, net	-	1,140,891
Deferred rent receivable	-	16,462
Deferred rent receivable - related parties	1,359,138	1,006,171
Real estate tax escrow	-	39,487
Note receivable - related party	176,647	-
Prepaid expenses and other current assets	90,705	140,010
Property and equipment, net	39,305	40,212
Security deposits	2,890	8,158

Total Assets	$9,594,131	$9,635,999

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$-	$2,100,000
Convertible note payable	-	500,000
Convertible notes payable - related parties	2,020,000	500,000
Accounts payable	5,769	78,311
Accrued expenses	68,383	96,748
Accrued expenses - related parties	33,300	85,541
Deferred revenues	4,250	4,750
Deferred revenues - related party	1,841	-
Security deposits payable - related parties	71,800	70,000
Security deposits payable	3,364	21,964

Total Liabilities	2,208,707	3,457,314

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,312,951 and 17,210,318 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	17,313	17,210
Additional paid-in capital	20,552,344	20,352,528
Accumulated deficit	(13,186,233)	(14,193,053)

Total Stockholders' Equity	7,385,424	6,178,685

Total Liabilities and Stockholders' Equity	$9,594,131	$9,635,999

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES:
Rental revenues	$4,629	$58,200	$54,702	$119,080
Rental revenues - related parties	500,312	352,006	990,506	704,049

Total revenues	504,941	410,206	1,045,208	823,129

OPERATING EXPENSES:
Compensation and benefits	119,935	93,561	338,228	273,385
Professional fees	82,143	205,678	120,621	482,200
General and administrative expenses	41,207	52,679	86,581	104,300
Depreciation and amortization	49,505	41,673	108,185	82,771
Property operating expenses	41,086	15,568	62,359	31,028
Real estate taxes	21,206	27,691	45,282	55,869
Settlement expense	-	87,500	-	87,500

Total operating expenses	355,082	524,350	761,256	1,117,053

INCOME (LOSS) FROM OPERATIONS	149,859	(114,144)	283,952	(293,924)

OTHER (EXPENSES) INCOME:
Interest expenses	(1,944)	(48,123)	(42,983)	(96,246)
Interest expenses - related parties	(32,245)	(8,750)	(68,688)	(17,500)
Gain (loss) on sale of property and equipment	-	(1,843)	831,753	(1,843)
Interest income	2,483	-	2,786	-

Total other (expenses) income, net	(31,706)	(58,716)	722,868	(115,589)

INCOME (LOSS) BEFORE INCOME TAXES	118,153	(172,860)	1,006,820	(409,513)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$118,153	$(172,860)	$1,006,820	$(409,513)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.01)	$0.05	$(0.02)
Diluted	$0.01	$(0.01)	$0.05	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,312,655	17,135,809	17,290,422	17,123,975
Diluted	17,924,989	17,135,809	18,132,734	17,123,975

 See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,006,820	$(409,513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	108,185	82,771
Stock-based compensation	184,925	205,575
Stock option expense	(6,881)	162,071
(Gain) loss from sale of property and equipment	(831,753)	1,843
Change in operating assets and liabilities:
Deferred rent receivable	-	(4,497)
Deferred rent receivable - related parties	(352,967)	(242,726)
Real estate tax escrow	39,487	(39,149)
Note receivable	(176,647)	-
Prepaid expenses and other assets	49,305	50,517
Security deposits	5,268	-
Accounts payable	(72,542)	75,165
Accrued expenses	(6,491)	70,010
Accrued expenses - related parties	(52,241)	11,500
Deferred revenues	(500)	-
Deferred revenues - related party	1,841	-
Security deposits payable - related party	1,800	-
Security deposits payable	(18,600)	23,273

NET CASH USED IN OPERATING ACTIVITIES	(120,991)	(13,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(211,801)	(452,164)
Cash received from sale of property and equipment	1,984,188	500
Acquisition of property and equipment	(2,586)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,769,801	(451,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	2,020,000	-
Repayment of convertible note - related party	(500,000)	-
Repayment of convertible note	(500,000)	-
Repayment of mortgage payable	(2,100,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(1,080,000)	-

NET INCREASE (DECREASE) IN CASH	568,810	(464,824)

CASH, beginning of period	366,024	1,281,464

CASH, end of period	$934,834	$816,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$164,788	$96,250
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$-	$45,000
Common stock issued for accrued settlement payable	$21,875	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company has the following wholly-owned subsidiaries:

●	Gilbert Property Management, LLC was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC was organized in the State of Colorado on September 17, 2015.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC was organized in the State of Arizona on June 2, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2017 and 2016 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had approximately $684,000 and $116,000, respectively, of cash in excess of FDIC limits.

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

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. The rental property held for sale at December 31, 2016 represented a building, improvements, and land in Tempe, Arizona was sold in March 2017. At June 30, 2017, there were no assets held for sale.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2017 and 2016, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of June 30, 2017 and December 31, 2016.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$118,153	$(172,860)	$1,006,820	$(409,513)
Less: undistributed earnings allocated to participating securities	(12,236)	-	(104,264)	-
Net income (loss) allocated to common stockholders	$105,917	$(172,860)	$902,556	$(409,513)
Weighted average common shares outstanding - basic	17,312,655	17,135,809	17,290,422	17,123,975
Net income (loss) per common share - basic	$0.01	$(0.01)	$0.05	$(0.02)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$105,917	$(172,860)	$902,556	$(409,513)
Add: interest on convertible debt	34,189	-	79,380	-
Numerator for income (loss) per common share - diluted	$140,106	$(172,860)	$981,936	$(409,513)

Weighted average common shares outstanding - basic	17,312,655	17,135,809	17,290,422	17,123,975
Effect of dilutive securities:
Stock options	208,334	-	438,312	-
Convertible notes payable	404,000	-	404,000	-
Weighted average common shares outstanding – diluted	17,924,989	17,135,809	18,132,734	17,123,975
Net income (loss) per common share - diluted	$0.01	$(0.01)	$0.05	$(0.02)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Convertible debt	-	200,000
Stock options	-	1,250,000

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

JUNE 30, 2017

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

The Company does not believe it has any uncertain tax positions as of June 30, 2017 and 2016 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

JUNE 30, 2017

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

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RENTAL PROPERTIES

At June 30, 2017 and December 31, 2016, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2017	December 31, 2016
Building and building improvements	5 - 39	$4,959,166	$4,911,591
Construction in progress	-	169,226	5,000
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,411,606	7,199,805
Less: accumulated depreciation		(420,994)	(321,221)
Rental properties, net		$6,990,612	$6,878,584

For the three months ended June 30, 2017 and 2016, depreciation and amortization expense of rental properties amounted to $47,737 and $40,160, respectively. For the six months ended June 30, 2017 and 2016, depreciation and amortization expense of rental properties amounted to $104,691 and $79,561, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a company owned by a beneficial shareholder of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At June 30, 2017 and December 31, 2016, note receivable amounted to $176,647 and $0, respectively.

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

(B) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture (“Debenture”), $500,000 from a beneficial common stockholder who also holds 50% of the Company’s issued preferred stock. The Debenture bears interest at 7% per annum and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of June 30, 2017 and December 31, 2016, the principal balance due and owing under this Debenture is $0 and $500,000, respectively. As of June 30, 2017 and December 31, 2016, accrued interest payable amounted to $0 and $82,542, respectively, and is included in accrued expenses – related parties on the accompanying condensed consolidated balance sheets.

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

JUNE 30, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

(B) Convertible notes payable – related parties (continued)

As of June 30, 2017 and December 31, 2016, the principal balance due and owing under these Debentures is $2,020,000 and $0, respectively. As of June 30, 2017 and December 31, 2016, accrued interest payable due and owing under these Debentures is $30,300 and $0, respectively.

For the three months ended June 30, 2017 and 2016, interest expenses – related parties amounted to $32,245 and $8,750, respectively. For the six months ended June 30, 2017 and 2016, interest expenses – related parties amounted to $68,688 and $17,500, respectively.

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. and Broken Arrow, whose directors are beneficial stockholders of the Company for its properties located in Kingman, AZ and Green Valley, AZ, respectively. The Kingman, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $10.000, subject to a 5% annual increases during the lease term. The Green Valley, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and expires on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 1, 2023 and base rent of $67,005 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 20,000 square feet.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and expires on July 31, 2035 with an initial base monthly rent of $30,000, subject to a 5% annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 5).

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds), whose directors/owners are beneficial stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and expires on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017. At June 30, 2017, in connection with the Hana Meds Lease, the Company reflected deferred revenue – related party of $1,841 which reflects the prepayment of the first month’s rent by Hana Meds.

For the three months ended June 30, 2017 and 2016, rental income associated with all related party leases amounted to $500,312 and $352,006, respectively. For the six months ended June 30, 2017 and 2016, rental income associated with all related party leases amounted to $990,506 and $704,049, respectively. At June 30, 2017 and December 31, 2016, deferred rent receivable – related parties amounted to $1,359,138 and $1,006,171, respectively. At June 30, 2017 and December 31, 2016, security deposits payable to related parties amounted to $71,800 and $70,000, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a stockholder pursuant to the terms of a Senior Convertible Debenture. The Debenture bears interest at 7% per annum and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of June 30, 2017 and December 31, 2016, the principal balance due and owing under this Debenture is $0 and $500,000, respectively. For the three months ended June 30, 2017 and 2016, interest expense related to this convertible note amounted to $1,944 and $8,748, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to this convertible note amounted to $10,692 and $17,496, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 8 – MORTGAGE PAYABLE

On March 7, 2014, the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bears interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the three months ended June 30, 2017 and 2016, interest expense related to this mortgage amounted to $0 and $39,375, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to this mortgage amounted to $32,291 and $78,750, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid the all outstanding principal and interest due on this mortgage.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on April 1, 2017, the Company issued 3,750 shares of restricted stock. The shares were valued at a fair value of $5,625 using the quoted share price on the date of grant of $1.50 per common share. Accordingly, the Company recorded consulting fees of $5,625.

On April 1, 2017, the Company issued 1,500 shares of common stock to a consultant for construction management services rendered. The shares were valued at their fair value of $2,250 using the quoted share price on the date of grant of $1.50 per common share. In connection with this grant, in April 2017, the Company recorded consulting fees of $2,250.

(C) Common stock issued in connection with settlement

On July 15, 2016, pursuant to a Settlement Agreement, the Company agreed to issue an aggregate of 50,000 shares of its common stock as follows: (a) 12,500 shares were issued within three days from execution of this Settlement Agreement, (b) 12,500 were issued on September 30, 2016, (c) 12,500 shares were issued on December 30, 2016, and (d) 12,500 shares were issued on June 30, 2017. In connection with this settlement agreement, on the measurement date of July 15, 2016, the Company valued the 50,000 shares issuable using the quoted share price of $1.75 per common share and recorded settlement expense and an accrued expense of $87,500. During the year ended December 31, 2016, in connection with this settlement agreement, the Company issued an aggregate of 37,500 common shares and reduced accrued expenses by $65,625. On March 31, 2017, the remaining 12,500 shares were issued pursuant to this settlement agreement and accordingly, the Company reduced accrued expenses by $21,875.

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The Company recognizes compensation expenses over the period during which the services are rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award is remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options. The Company used the following weighted-average assumptions during the three and six months ended June 30, 2017 and 2016: dividend yield of 0%; expected volatility of 120% to 164.6%; risk-free interest rate of 2.25% to 2.40%; and, an estimated holding period of 8.1 years to 10 years. For the three months ended June 30, 2017 and 2016, the Company recorded stock-based consulting expense (income) of $0 and $79,570, respectively, related to these options. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based consulting expense (income) of $(28,567) and $191,471, respectively, related to these options.

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $10,843 and $16,772, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $21,687 and $33,544, respectively.

At June 30, 2017, there were 1,250,000 options outstanding and 1,050,000 options vested and exercisable. As of June 30, 2017, there was $124,659 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at June 30, 2017 was approximately $175,000 and was calculated based on the difference between the quoted share price on June 30, 2017 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Stock option activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	1,250,000	$1.00	-	$-
Exercised or forfeited	-	-	-	-
Balance Outstanding June 30, 2017	1,250,000	$1.00	8.19	$175,000

Exercisable, June 30, 2017	1,050,000	$1.00	8.19	$147,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of June 30, 2017, the Company and Seller have yet to complete the purchase.

Legal matters

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. On July 18, 2017, the Company entered into a Settlement and Mutual Release with Brannigan (see Note 12).

Operating lease

On March 9, 2017 and effective April 1, 2017, the Company executed a one-year operating lease for its office space in Scottsdale, Arizona for annual rent of $7,200. In March 2017, the Company prepaid the first six months of this operating lease.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 11 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended June 30, 2017 and 2016, rental revenue associated with these leases amounted to $500,312 and $352,006, which represents 99.1% and 85.8% of total revenues, respectively. For the six months ended June 30, 2017 and 2016, rental revenue associated with these leases amounted to $990,506 and $704,049, which represents 94.8% and 85.5% of total revenues, respectively. At June 30, 2017 and December 31, 2016, deferred rent receivable – related parties amounted to $1,359,138 and $1,006,171, respectively. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At June 30, 2017 and December 31, 2016, note receivable amounted to $176,647 and $0, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 12 – SUBSEQUENT EVENTS

Common shares issued

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on July 1, 2017, the Company issued 3,750 shares of restricted stock. The shares were valued at a fair value of $4,275 using the quoted share price on the date of grant of $1.14 per common share. Accordingly, the Company recorded consulting fees of $4,275.

Settlement and mutual release

On July 18, 2017, the Company entered into a Settlement and Mutual Release with Brannigan (See Note 10). In connection with the Settlement and Mutual Release, the Company paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of its common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with this grant, in July 2017, the Company recorded settlement expense of $10,500.

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

As of June 30, 2017, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ (1)	Gilbert, AZ	Green Valley, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Land	Retail (special-use)	Greenhouse / Nursery	Retail (special-use)
Current Use	Medical Marijuana Business Park	Future Development	Medical Marijuana Dispensary	Medical Marijuana Cultivation Facility	Medical Marijuana Dispensary
Date Acquired	Mar 2014	Jan 2014	Oct 2014	Aug 2015	May 2014
Lease Start Date	Aug 2015	Jul 2017	Oct 2014	Aug 2015	Oct 2014
Lease End Date	Jul 2035	Jun 2018	Sep 2024	Jul 2035	Sep 2024
Total Rentable Sq. Ft.	60,000	N/A	1,440	40,000	1,497
Sq. Ft. rented as of June 30, 2017	17,500	N/A	1,440	30,000	1,497
Vacant Rentable Sq. Ft.	42,500	N/A	0	10,000	0
Land Area	3.65 Acres	0.8 acres	1.33 Acres	47.6 Acres	0.16 Acres
	158,772 Sq. Ft.	34,717 Sq. Ft.	57,769 Sq. Ft.	2,072,149 Sq. Ft.	7,061 Sq. Ft
Total No. of Tenants	2	1	1	1	1
No. of Related Party Tenants	2	0	1	1	1

Annual Base Rent:
2017 (remainder of year)	$278,400	$15,000	$64,415	$360,000	$81,365
2018	630,600	15,000	133,619	796,250	168,782
2019	664,725	-	140,300	836,062	177,221
2020	696,881	-	147,315	877,866	186,082
2021	730,645	-	154,681	921,755	195,386
Thereafter	10,850,684	-	465,589	14,666,746	588,111
Total	$13,851,935	$30,000	$1,105,919	$18,458,679	$1,396,947

(1)	In addition to base rent received from our tenants, we lease 800 square feet of property containing a cell tower located on the property to a third party for $1,450 per month subject to 5 year extensions.

Recent Developments

On April 22, 2016, we entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that we must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, we will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of June 30, 2017, the Company and Seller are still cooperating to complete the purchase.

On August 23, 2016, we entered into a second amendment to commercial lease (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet, and the monthly rental rate was increased. C3C3 is owned by related parties who are significant stockholders of the Company. Additionally, on June 15, 2017 and effective July 1, 2017, we entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds), whose directors/owners are beneficial stockholders of the Company, to lease 2,500 square feet of office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and expires on June 30, 2022 with a base monthly rent of $1,800 starting on October 1, 2017.

Effective October 10, 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the Chino Valley leased property was expanded from 15,000 square feet to 25,000 square feet and the monthly rental rate was increased. On March 30, 2017 and effective April 1, 2017, we entered into a fourth amendment to commercial lease agreement with C3C3. Pursuant to the terms of this amendment, the size of the leased property was expanded to 35,000 square feet and the monthly rental rate was increased. Additionally, in connection with this amendment, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018.

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

On June 30, 2017 and effective July 1, 2017, we leased our land located in Gilbert, AZ for a one year period at $2,500 per month.

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2017 and 2016, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues

For the three and six months ended June 30, 2017 and 2016, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rent revenues	$4,629	$58,200	$54,702	$119,080
Rent revenues – related parties	500,312	352,006	990,506	704,049
Total	$504,941	$410,206	$1,045,208	$823,129

For the three months ended June 30, 2017, total revenues amounted to $504,941, including related party revenues of $500,312, as compared to $410,206, including related party revenues of $352,006, for the three months ended June 30, 2016, an increase of $94,735, or 23.1%. For the six months ended June 30, 2017, total revenues amounted to $1,045,208, including related party revenues of $990,506, as compared to $823,129, including related party revenues of $704,049, for the six months ended June 30, 2016, an increase of $222,079, or 27.0%. This increase in revenues for the six months ended June 30, 2017 was attributable to an increase in rent revenues – related parties of $286,457, or 40.7%, due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $64,378, or 54.1%, caused by the sale the Tempe building that was leased to a third-party tenant. In August 2016, we entered into the Amendment with C3C3 and Alan Abrams, effective September 1, 2016. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 5,000 square feet to 15,000 square feet and the monthly rental rate was increased. C3C3 is owned by and/or operated by related parties who are significant stockholders of the Company. Additionally, in October 2016, we entered into a third amendment to commercial lease agreement with C3C3 and Alan Abrams, effective October 10, 2016. Pursuant to the terms of this amendment, the size of the leased property was expanded and the monthly rental rate was increased. On March 30, 2017 and effective April 1, 2017, we entered into a fourth amendment to commercial lease agreement with C3C3. Pursuant to the terms of the fourth amendment, the size of the leased property was expanded to 35,000 square feet and the monthly rental rate was increased.

Operating expenses

For the three months ended June 30, 2017, operating expenses amounted to $355,082 as compared to $524,350 for the three months ended June 30, 2016, a decrease of $169,268, or 32.3%. For the six months ended June 30, 2017, operating expenses amounted to $761,256 as compared to $1,117,053 for the six months ended June 30, 2016, a decrease of $355,797, or 31.5%. For the three and six months ended June 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation and benefits	119,935	$93,561	$338,228	$273,385
Professional fees	82,143	205,678	120,621	482,200
General and administrative expenses	41,207	52,679	86,581	104,300
Depreciation and amortization	49,505	41,673	108,185	82,771
Property operating expenses	41,086	15,568	62,359	31,028
Real estate taxes	21,206	27,691	45,282	55,869
Settlement expense	-	87,500	-	87,500
Total	$355,082	$524,350	$761,256	$1,117,053

●	For the three months ended June 30, 2017, compensation and benefit expense increased by $26,374, or 28.2%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, compensation and benefit expense increased by $64,843, or 23.7%, as compared to the six months ended June 30, 2016. During the three and six months ended June 30, 2017, we recorded stock-based compensation of $43,344 and $198,738 as compared to $36,797 and $136,126 the comparable 2016 periods, an increase of $6,547, or 17.8%, and $62,612, or 46.0%, respectively.

●	For the three months ended June 30, 2017, professional fees decreased by $123,535, or 60.1%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, professional fees decreased by $361,579, or 75.0%, as compared to the six months ended June 30, 2016. For the three months ended June 30, 2017, the decrease was primarily attributable to a decrease in legal fees of $83,278 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $77,320 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, offset by an increase in other professional fees of $37,063 which included an increase in accounting fees of $8,600, an increase in shareholder meeting fees of $19,890, and an increase in investor relation fees of $8,487. For the six months ended June 30, 2017, the decrease was primarily attributable to a decrease in legal fees of $154,746 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $217,789 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, and a decrease in investor relations fees of $24,984 offset by an increase in other professional fees of $35,940 which included an increase in accounting fees of $16,651, and an increase in shareholder meeting fees of $19,890.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended June 30, 2017, general and administrative expenses decreased by $11,472, or 21.8%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses decreased by $17,719, or 17.0%, as compared to the six months ended June 30, 2016. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures.

●	For the three and six months ended June 30, 2017, depreciation and amortization expense increased by $7,832, or 18.8%, and $25,414, or 30.7%, as compared to the three and six months ended June 30, 2016, respectively, and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended June 30, 2017, property operating expenses increased by $25,518, or 163.9%, as compared to the three months ended June 30, 2016 primarily related to an increase in repair and maintenance expenses incurred of $19,934. For the six months ended June 30, 2017, property operating expenses increased by $31,331, or 101.0%, as compared to the six months ended June 30, 2016 primarily related to an increase in repair and maintenance expenses incurred of $17,861 and an increase in electric of $11,457.

●	For the three and six months ended June 30, 2017, real estate taxes decreased by $6,485, or 23.4%, and $10,587, or 19.0%, as compared to the three and six months ended June 30, 2016, respectively. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by us obtaining “permanently-affixed status” for our structure located on this property.

●	For the three and six months ended June 30, 2017, settlement expense amounted to $0 and $0 as compared to $87,500 and $87,500 for the three and six months ended June 30, 2016, respectively. During 2016, we settled certain litigation and claims.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2017, income from operations amounted to $149,859 as compared to a loss from operations of $114,144 for the three months ended June 30, 2016, a turnaround of $264,003, or 231.3%. For the six months ended June 30, 2017, income from operations amounted to $283,952 as compared to a loss from operations of $293,924 for the six months ended June 30, 2016, a turnaround of $577,876, or 196.6%.

Other income (expenses), net

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended June 30, 2017, total other expenses, net amounted to $31,706 as compared to total other expenses of $58,716, representing a decrease of $27,010, or 46.0%. The decrease was attributable to a decrease in interest expense of $22,684 primarily related to the repayment of mortgage payable in April 2017. For the six months ended June 30, 2017, total other income, net amounted to $722,868 as compared to total other expenses of $115,589, representing a change of $838,457, or 725.4%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000.

Net income (loss)

As a result of the foregoing, for the three months ended June 30, 2017 and 2016, net income (loss) amounted to $118,153, or $0.01 per common share (basic and diluted), and $(172,860), or $(0.01) per common share (basic and diluted), respectively. Additionally, for the six months ended June 30, 2017 and 2016, net income (loss) amounted to $1,006,820, or $0.05 per common share (basic and diluted), and $(409,513), or $(0.02) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $934,834 and $366,024 of cash as of June 30, 2017 and December 31, 2016, respectively.

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

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, a company owned by this beneficial shareholder of the Company, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At June 30, 2017, note receivable amounted to $176,647.

On April 20, 2017, we repaid two convertible notes issued in August 2014 for $1 million, in the aggregate, and accrued interest of approximately $96,000.

Our future operation is dependent on our ability to manage our current cash balances and on the collection of rental revenues. We intend to secure additional financing to acquire and develop additional and existing properties. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow our business operations.

Cash Flows

For the six months ended June 30, 2017 and 2016

Net cash flow used in operating activities was $120,991 for the six months ended June 30, 2017 as compared to net cash used in operating activities of $13,160 for the six months ended June 30, 2016, a change of $107,831.

●	Net cash flow used in operating activities for the six months ended June 30, 2017 primarily reflected net income of $1,006,820 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $108,185, stock-based compensation expense of $184,925, net reduction of stock-based stock option expense of $(6,881), and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(582,286), which included an increase in deferred rent receivables of $(352,967), an increase in notes receivable of $176,647 due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, and a decrease in accrued expenses – related parties due the payment of accrued interest of approximately $93,000.

●	Net cash flow used in operating activities for the six months ended June 30, 2016 primarily reflected a net loss of $409,513 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $82,771, stock-based compensation expense of $205,575, net accretion of stock-based stock option expense of $162,071, loss from sale of property and equipment of $1,843, and changes in operating assets and liabilities primarily consisting of an increase in deferred rent receivables of $247,223, a decrease in prepaid expenses of $39,149, offset by a decrease in real estate tax escrow of $50,517, an increase in accounts payable of $75,165, an increase in accrued expenses of $70,010, an increase in accrued expenses – related parties of $11,500, and an increase in security deposits payable of $23,273.

For the six months ended June 30, 2017, net cash flow provided by investing activities amounted to $1,769,801 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188 offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $211,801 and the purchase of property and equipment of $2,586. During the six months ended June 30, 2016, we used cash for the development of rental properties of $451,664.

Net cash used in financing activities was $1,080,000 for the six months ended June 30, 2017 as compared to $0 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000, repaid convertible notes payable of $1,000,000.

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

The following tables summarize our contractual obligations as of June 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	575	151	242	182	-
Operating lease	4	4	-	-	-
Total	$2,599	$155	$242	$2,202	$-

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively, “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demanded that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. In connection with the Settlement and Mutual Release, we paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of our common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with these grants, in July 2017, we recorded settlement expense of $10,500.

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
4/1/2017	CFO Oncall, Inc. (1)	Section 4(a)(2)	11,667	$1.50	For Services	Restricted	Yes
4/1/2017	Hayden IR LLC	Section 4(a)(2)	3,750	$1.50	For Services	Restricted	Yes
4/1/2017	Derek Overstreet	Section 4(a)(2)	10,000	$1.50	For Services	Restricted	Yes
4/1/2017	Manuel Tims	Section 4(a)(2)	1,500	$1.50	For Services	Restricted	Yes

(1)	CFO Oncall, Inc. is majority-owned by Adam Wasserman, the Company’s CFO.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on April 4, 2017).

10.2	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on April 4, 2017).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 14, 2017	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: August 14, 2017	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

