Form 10-Q
period 2017-09-30
Zoned Properties, Inc.
filed 2017-11-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had 17,355,497 shares of common stock, par value $.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,	December 31,
	2017	2016

ASSETS
Cash	$791,465	$366,024
Rental properties, net	7,086,863	6,878,584
Rental property held for sale, net	-	1,140,891
Rent receivable	72,335	-
Deferred rent receivable	-	16,462
Deferred rent receivable - related parties	1,543,927	1,006,171
Real estate tax escrow	-	39,487
Note receivable - related party	179,483	-
Prepaid expenses and other current assets	133,910	140,010
Property and equipment, net	37,536	40,212
Security deposits	2,890	8,158

Total Assets	$9,848,409	$9,635,999

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$-	$2,100,000
Convertible note payable	-	500,000
Convertible notes payable - related parties	2,020,000	500,000
Accounts payable	10,652	78,311
Accrued expenses	93,301	96,748
Accrued expenses - related parties	33,300	85,541
Deferred revenues	4,000	4,750
Deferred revenues - related party	1,841	-
Security deposits payable - related parties	71,800	70,000
Security deposits payable	5,864	21,964

Total Liabilities	2,240,758	3,457,314

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,311,701 and 17,210,318 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	17,312	17,210
Additional paid-in capital	20,592,763	20,352,528
Accumulated deficit	(13,004,424)	(14,193,053)

Total Stockholders’ Equity	7,607,651	6,178,685

Total Liabilities and Stockholders’ Equity	$9,848,409	$9,635,999

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES:
Rental revenues	$13,291	$58,829	$67,993	$177,909
Rental revenues - related parties	522,103	428,912	1,512,609	1,132,961

Total revenues	535,394	487,741	1,580,602	1,310,870

OPERATING EXPENSES:
Compensation and benefits	107,173	92,814	445,401	366,199
Professional fees	45,381	122,038	166,002	604,238
General and administrative expenses	44,118	47,692	130,699	151,992
Depreciation and amortization	59,580	43,139	167,765	125,910
Property operating expenses	28,163	23,913	90,522	54,941
Real estate taxes	21,206	27,690	66,488	83,559
Settlement expense	20,500	-	20,500	87,500

Total operating expenses	326,121	357,286	1,087,377	1,474,339

INCOME (LOSS) FROM OPERATIONS	209,273	130,455	493,225	(163,469)

OTHER (EXPENSES) INCOME:
Interest expenses	-	(48,123)	(42,983)	(144,369)
Interest expenses - related parties	(30,300)	(8,750)	(98,988)	(26,250)
Gain (loss) on sale of property and equipment	-	-	831,753	(1,843)
Interest income	2,836	-	5,622	-

Total other (expenses) income, net	(27,464)	(56,873)	695,404	(172,462)

INCOME (LOSS) BEFORE INCOME TAXES	181,809	73,582	1,188,629	(335,931)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$181,809	$73,582	$1,188,629	$(335,931)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.00	$0.06	$(0.02)
Diluted	$0.01	$0.00	$0.06	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,318,128	17,160,228	17,299,805	17,136,148
Diluted	17,930,461	17,160,228	18,142,071	17,136,148

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,188,629	$(335,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	167,765	125,910
Stock-based compensation	204,000	228,033
Stock option expense	3,962	233,009
Stock-based settlement expense	10,500	43,750
(Gain) loss from sale of property and equipment	(831,753)	1,843
Change in operating assets and liabilities:
Rent receivable	(72,335)	-
Deferred rent receivable	-	(6,025)
Deferred rent receivable - related parties	(537,756)	(430,644)
Real estate tax escrow	39,487	(60,899)
Note receivable	(179,483)	-
Prepaid expenses and other assets	6,100	(59,881)
Security deposits	5,268	-
Accounts payable	(67,659)	37,703
Accrued expenses	18,427	55,070
Accrued expenses - related parties	(52,241)	20,249
Deferred revenues	(750)	-
Deferred revenues - related party	1,841	-
Security deposits payable - related party	1,800	-
Security deposits payable	(16,100)	29,523

NET CASH USED IN OPERATING ACTIVITIES	(110,298)	(118,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(365,863)	(551,314)
Cash received from sale of property and equipment	1,984,188	500
Acquisition of property and equipment	(2,586)	(2,534)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,615,739	(553,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	2,020,000	-
Repayment of convertible note - related party	(500,000)	-
Repayment of convertible note	(500,000)	-
Repayment of mortgage payable	(2,100,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(1,080,000)	-

NET INCREASE (DECREASE) IN CASH	425,441	(671,638)

CASH, beginning of period	366,024	1,281,464

CASH, end of period	$791,465	$609,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$192,087	$144,369

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$-	$60,000
Common stock issued for accrued settlement payable	$21,875	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2017 and 2016 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had approximately $542,000 and $110,000, respectively, of cash in excess of FDIC limits.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, rent receivable, note receivable, prepaid expenses and other current assets, real estate tax escrow, mortgages payable, convertible notes payable, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Cash

Cash is carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

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

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. The rental property held for sale at December 31, 2016 represented a building, improvements, and land in Tempe, Arizona was sold in March 2017. At September 30, 2017, there were no assets held for sale.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the nine months ended September 30, 2017 and 2016, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of September 30, 2017 and December 31, 2016.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$181,809	$73,582	$1,188,629	$(335,931)
Less: undistributed earnings allocated to participating securities	(18,829)	-	(123,099)	-
Net income (loss) allocated to common stockholders	$162,980	$73,582	$1,065,530	$(335,931)
Weighted average common shares outstanding - basic	17,318,128	17,160,228	17,299,805	17,136,148
Net income (loss) per common share - basic	$0.01	$0.00	$0.06	$(0.02)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$162,980	$73,582	$1,065,530	$(335,931)
Add: interest on convertible debt	30,300	-	109,681	-
Numerator for income (loss) per common share - diluted	$193,280	$73,582	$1,175,211	$(335,931)

Weighted average common shares outstanding - basic	17,318,128	17,160,228	17,299,805	17,136,148
Effect of dilutive securities:
Stock options	4,509	-	229,043	-
Convertible notes payable	404,000	-	469,802	-
Weighted average common shares outstanding – diluted	17,726,637	17,160,228	17,998,650	17,136,148
Net income (loss) per common share - diluted	$0.01	$0.00	$0.06	$(0.02)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Convertible debt	-	200,000	-	200,000
Stock options	1,250,000	1,250,000	-	1,250,000

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

SEPTEMBER 30, 2017

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

The Company does not believe it has any uncertain tax positions as of September 30, 2017 and 2016 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly.

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

SEPTEMBER 30, 2017

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

NOTE 3 – RENTAL PROPERTIES

At September 30, 2017 and December 31, 2016, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2017	December 31, 2016
Building and building improvements	5 - 39	$4,959,167	$4,911,591
Construction in progress	-	323,288	5,000
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,565,669	7,199,805
Less: accumulated depreciation		(478,806)	(321,221)
Rental properties, net		$7,086,863	$6,878,584

For the three months ended September 30, 2017 and 2016, depreciation expense of rental properties amounted to $57,812 and $41,522, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense of rental properties amounted to $162,503 and $105,345, respectively.

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

SEPTEMBER 30, 2017

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a company owned by Alan Abrams, a significant shareholder of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At September 30, 2017 and December 31, 2016, note receivable amounted to $179,483 and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(A) Chief financial officer engagement letter

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

(B) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture (“Debenture”), $500,000 from a beneficial common stockholder who also holds 50% of the Company’s issued preferred stock. The Debenture bears interest at 7% per annum and the principal balance and all accrued interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of September 30, 2017 and December 31, 2016, the principal balance due and owing under this Debenture is $0 and $500,000, respectively. As of September 30, 2017 and December 31, 2016, accrued interest payable amounted to $0 and $82,542, respectively, and is included in accrued expenses – related parties on the accompanying condensed consolidated balance sheets.

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Mr. Abrams and Mr. McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after nine months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

(B) Convertible notes payable – related parties (continued)

As of September 30, 2017 and December 31, 2016, the principal balance due and owing under these Debentures is $2,020,000 and $0, respectively. As of September 30, 2017 and December 31, 2016, accrued interest payable due and owing under these Debentures is $30,300 and $0, respectively.

For the three months ended September 30, 2017 and 2016, interest expenses – related parties amounted to $30,300 and $8,750, respectively. For the nine months ended September 30, 2017 and 2016, interest expenses – related parties amounted to $98,988 and $26,250, respectively.

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. and Broken Arrow, whose directors are beneficial stockholders of the Company for its properties located in Kingman, AZ and Green Valley, AZ, respectively. The Kingman, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $10,000, subject to a 5% annual increases during the lease term. The Green Valley, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and expires on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 31, 2023 and base rent of $67,460 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 30,000 square feet.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and expires on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 5).

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds), whose directors/owners are beneficial stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and expires on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017. At September 30, 2017, in connection with the Hana Meds Lease, the Company reflected deferred revenue – related party of $1,841, which reflects the prepayment of the first month’s rent by Hana Meds.

For the three months ended September 30, 2017 and 2016, rental income associated with all related party leases amounted to $522,103 and $422,382, respectively. For the nine months ended September 30, 2017 and 2016, rental income associated with all related party leases amounted to $1,512,609 and $1,113,384, respectively. At September 30, 2017 and December 31, 2016, deferred rent receivable – related parties amounted to $1,543,927 and $1,006,171, respectively. At September 30, 2017 and December 31, 2016, security deposits payable to related parties amounted to $71,800 and $70,000, respectively.

NOTE 7 – SENIOR CONVERTIBLE DEBENTURE

On August 20, 2014, the Company received $500,000 from a third party pursuant to the terms of a senior convertible debenture (the “Senior Convertible Debenture”). The Senior Convertible Debenture bears interest at 7% per annum and is payable monthly and the principal balance and any remaining unpaid interest is due on the maturity date of August 20, 2017. The holder has the option after 12 months to convert all or a portion of the Senior Convertible Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of September 30, 2017 and December 31, 2016, the principal balance due and owing under the Senior Convertible Debenture is $0 and $500,000, respectively. For the three months ended September 30, 2017 and 2016, interest expense related to the Senior Convertible Debenture amounted to $0 and $8,748, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to the Senior Convertible Debenture amounted to $10,692 and $26,244, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 8 – MORTGAGE PAYABLE

On March 7, 2014, the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bears interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continue each month thereafter until paid. The entire unpaid balance and accrued interest is due on March 7, 2019, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the three months ended September 30, 2017 and 2016, interest expense related to this mortgage amounted to $0 and $39,375, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to this mortgage amounted to $32,291 and $118,125, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid the all outstanding principal and interest due on this mortgage.

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $0.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the preferred shares will be entitled to a liquidation preference of $1.00 per share plus any remaining distributions equal to the common shareholders. The holders of the shares are entitled to dividends equal to common share dividends. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock issued for services

On January 1, 2017, pursuant to an engagement letter dated in October 2015, the Company issued 8,216 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500 or $2.13 per common share which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2017, the Company recorded stock-based compensation expense of $17,500. Additionally, on April 1, 2017, the Company issued 11,667 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500, or $1.50 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, in April 2017, the Company recorded stock-based compensation expense of $17,500.

On January 9, 2017, the Company issued an aggregate of 55,000 shares of common stock to the members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $127,050 using the quoted share price on the date of grant of $2.31 per common share. In connection with these grants, in January 2017, the Company recorded stock-based compensation expense of $127,050. On August 20, 2017, certain members of the Company’s board of directors agreed to cancel an aggregate of 40,000 of these shares of common stock in exchange for the grant by the Company of 40,000 stock options. In connection with this cancellation, the Company cancelled these 40,000 shares of common stock. Since the 40,000 shares were fully vested on the date of grant, the Company did not adjust compensation expense upon cancellation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(B) Common stock issued for services (continued)

On April 1, 2017, the Company issued 10,000 shares of common stock to a new member of the Company’s board of directors for services rendered. The shares were valued at their fair value of $15,000 using the quoted share price on the date of grant of $1.50 per common share. In connection with this grant, in April 2017, the Company recorded stock-based compensation expense of $15,000.

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

On August 18, 2017, the Company issued an aggregate of 20,000 shares of common stock to certain members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $14,800 using the quoted share price on the date of grant of $0.74 per common share. In connection with these grants, in August 2017, the Company recorded stock-based compensation expense of $14,800.

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

On July 18, 2017, the Company entered into a Settlement and Mutual Release with Brannigan (See Note 10). In connection with the Settlement and Mutual Release, the Company paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of its common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with the payment of cash and the issuance of these shares, in July 2017, the Company recorded aggregate settlement expense of $20,500.

(D) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. The options vest as to 125,000 of such shares on July 1, 2015 and for each quarter thereafter through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The Company recognizes compensation expenses over the period during which the services are rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award is remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options. The Company used the following weighted-average assumptions during the three and nine months ended September 30, 2017 and 2016: dividend yield of 0%; expected volatility of 120% to 164.6%; risk-free interest rate of 2.25% to 2.40%; and, an estimated holding period of 8.1 years to 10 years. For the three months ended September 30, 2017 and 2016, the Company recorded stock-based consulting expense (income) of $0 and $54,166, respectively, related to these options. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based consulting expense (income) of $(28,567) and $245,637, respectively, related to these options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(D) Stock options granted pursuant to consulting and employment agreements (continued)

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $10,843 and $16,772, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $32,530 and $50,317, respectively.

On August 20, 2017, upon cancellation of 40,000 shares on common stock previously issued to certain board members of the Company in January 2017, the Company granted these board members fully-vested options, pursuant to the 2016 Equity Incentive Plan, to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $0.74 per share. The grant date of these options was August 20, 2017 and the options expire on August 20, 2027. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 148.4%; risk-free interest rate of 2.19%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $28,574. The Company treated the modification of the equity award as a modification pursuant to ASC 718. Since the value of the stock options granted was less than the original fair value of the stock granted in January 2017 and subsequently cancelled, no additional stock-based compensation was recorded.

At September 30, 2017, there were 1,290,000 options outstanding and 1,090,000 options vested and exercisable. As of September 30, 2017, there was $113,815 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at September 30, 2017 was approximately $5,320 and was calculated based on the difference between the quoted share price on September 30, 2017 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	1,250,000	$1.00	7.93	$-
Granted	40,000	0.74	9.89	-
Balance Outstanding September 30, 2017	1,290,000	$0.99	7.99	$5,320
Exercisable, September 30, 2017	1,090,000	$1.00	7.99	$5,320

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of September 30, 2017, the Company and Seller have yet to complete the purchase.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Legal matters

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. On July 18, 2017, the Company entered into a Settlement and Mutual Release with Brannigan. In connection with the Settlement and Mutual Release, the Company paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of its common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with the payment of cash and the issuance of these shares, in July 2017, the Company recorded aggregate settlement expense of $20,500.

Operating lease

On March 9, 2017 and effective April 1, 2017, the Company executed a one-year operating lease for its office space in Scottsdale, Arizona for annual rent of $7,200. In March 2017, the Company prepaid the first six months of this operating lease. In October 2017, the Company prepaid the remaining six months of this Operating Lease.

NOTE 11 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the three months ended September 30, 2017 and 2016, rental revenue associated with these leases amounted to $522,103 and $422,382, which represents 97.5% and 87.8% of total revenues, respectively. For the nine months ended September 30, 2017 and 2016, rental revenue associated with these leases amounted to $1,512,609 and $1,113,384, which represents 95.7% and 86.2% of total revenues, respectively. At September 30, 2017 and December 31, 2016, deferred rent receivable – related parties amounted to $1,543,927 and $1,006,171, respectively. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. C3C3 is owned by Alan Abrams, a significant shareholder of the Company. At September 30, 2017 and December 31, 2016, note receivable amounted to $179,483 and $0, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 12 – SUBSEQUENT EVENTS

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on October 1, 2017, the Company issued 3,750 shares of restricted stock. The shares were valued at a fair value of $3,337 using the quoted share price on the date of grant of $0.89 per common share. Accordingly, the Company recorded consulting fees of $3,337.

On October 18, 2017, pursuant to an engagement letter dated in October 2015, the Company issued 20,046 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $16,037, or $0.80 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock-based compensation expense of $16,037.

On October 1, 2017, we entered into a third amendment to commercial lease (the “Amendment”) with C3C3 and Alan Abrams, effective October 1, 2017. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 15,000 square feet to 30,000 square feet, and the monthly rental rate was increased.

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program.  Under the terms of letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company. The payment is consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights have been valued at $250,000 within the letter of intent.

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

As of September 30, 2017, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ (1)	Gilbert, AZ		Green Valley, AZ	Chino Valley, AZ	Kingman, AZ
Description	Mixed -use warehouse/office	Land		Retail (special-use)	Greenhouse / Nursery	Retail (special-use)
Current Use	Medical Marijuana Business Park	Future Development		Medical Marijuana Dispensary	Medical Marijuana Cultivation Facility	Medical Marijuana Dispensary
Date Acquired	Mar 2014	Jan 2014		Oct 2014	Aug 2015	May 2014
Lease Start Date	Aug 2015	Jul 2017		Oct 2014	Aug 2015	Oct 2014
Lease End Date	Jul 2035	Jun 2018		Sep 2024	Jul 2035	Sep 2024
Total Rentable Sq. Ft.	60,000	34,717	*	1,440	40,000	1,497
Sq. Ft. rented as of September 30, 2017	17,500	34,717	*	1,440	30,000	1,497
Vacant Rentable Sq. Ft.	42,500	34,717	*	0	10,000	0
Land Area	3.65 Acres	0.8 acres		1.33 Acres	47.6 Acres	0.16 Acres
	158,772 Sq. Ft.	34,717 Sq. Ft.		57,769 Sq. Ft.	2,072,149 Sq. Ft.	7,061 Sq. Ft
Total No. of Tenants	2	1		1	1	1
No. of Related Party Tenants	2	0		1	1	1

Annual Base Rent:
2017 (remainder of year)	$91,900	$7,500		$32,993	$180,000	$41,675
2018	482,600	15,000		133,619	796,250	168,782
2019	617,600	-		140,300	836,062	177,221
2020	701,475	-		147,315	877,866	186,082
2021	735,469	-		154,681	921,755	195,386
Thereafter	10,924,426	-		465,589	14,666,746	588,111
Total	$13,553,470	$22,500		$1,074,497	$18,278,679	$1,357,257

(1)	In addition to base rent received from our tenants, we lease 800 square feet of property containing a cell tower located on the property to a third party for $1,450 per month subject to 5-year extensions. Annual base rent from the cell tower lease is not included in this table.

*	Represents the lease of the entire undeveloped land parcel to a tenant

Recent Developments

On April 22, 2016, we entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that we must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, we will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of September 30, 2017, the Company and Seller are still cooperating to complete the purchase.

On October 1, 2017, we entered into a third amendment to commercial lease relating to the Tempe, Arizona property (the “Amendment”) with C3C3 Group, LLC (“C3C3”) and Alan Abrams, effective October 1, 2017. Pursuant to the terms of the Amendment, the leased property in Tempe, Arizona was expanded from 15,000 square feet to 30,000 square feet, and the monthly rental rate was increased. C3C3 is owned by Alan Abrams, a significant stockholder of the Company. Additionally, on June 15, 2017 and effective July 1, 2017, we entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds), whose directors/owners are beneficial stockholders of the Company, to lease 2,500 square feet of office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and expires on June 30, 2022 with a base monthly rent of $1,800 starting on October 1, 2017.

On March 30, 2017 and effective April 1, 2017, we entered into a fourth amendment to commercial lease agreement relating to the Chino Valley property with C3C3 and Alan Abrams. Pursuant to the terms of this amendment, the size of the leased property was expanded to 35,000 square feet and the monthly rental rate was increased. Additionally, in connection with this amendment, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018.

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

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2017 and 2016, which are included elsewhere in this quarterly report on Form 10-Q.

Comparison of Results of Operations for the Three and Nine months Ended September 30, 2017 and 2016

Revenues

For the three and nine months ended September 30, 2017 and 2016, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent revenues	$13,291	$58,829	$67,993	$177,909
Rent revenues – related parties	522,103	428,912	1,512,609	1,132,961
Total	$535,394	$487,741	$1,580,602	$1,310,870

For the three months ended September 30, 2017, total revenues amounted to $535,394, including related party revenues of $522,103, as compared to $487,741, including related party revenues of $428,912, for the three months ended September 30, 2016, an increase of $47,653, or 9.8%. For the nine months ended September 30, 2017, total revenues amounted to $1,580,602, including related party revenues of $1,512,609, as compared to $1,310,870, including related party revenues of $1,132,961, for the nine months ended September 30, 2016, an increase of $269,732, or 20.6%. This increase in revenues for the nine months ended September 30, 2017 was attributable to an increase in rent revenues – related parties of $379,648, or 33.5%, due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $109,916, or 61.8%, caused by the sale of one of our Tempe buildings that was leased to a third-party tenant during the first quarter of 2017.

Operating expenses

For the three months ended September 30, 2017, operating expenses amounted to $326,121, as compared to $357,286 for the three months ended September 30, 2016, a decrease of $31,165, or 8.7%. For the nine months ended September 30, 2017, operating expenses amounted to $1,087,377, as compared to $1,474,339 for the nine months ended September 30, 2016, a decrease of $386,962, or 26.3%.

For the three and nine months ended September 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation and benefits	$107,173	$92,814	$445,401	$366,199
Professional fees	45,381	122,038	166,002	604,238
General and administrative expenses	44,118	47,692	130,699	151,992
Depreciation and amortization	59,580	43,139	167,765	125,910
Property operating expenses	28,163	23,913	90,522	54,941
Real estate taxes	21,206	27,690	66,488	83,559
Settlement expense	20,500	-	20,500	87,500
Total	$326,121	$357,286	$1,087,377	$1,474,339

●	For the three months ended September 30, 2017, compensation and benefit expense increased by $14,359, or 15.5%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, compensation and benefit expense increased by $79,202, or 21.6%, as compared to the nine months ended September 30, 2016. This increase was attributable to an increase in compensation expense resulting from an increase in compensation paid to our chief executive officer and an increase in stock-based compensation expense.

●	For the three months ended September 30, 2017, professional fees decreased by $76,657, or 62.8%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, professional fees decreased by $438,236, or 72.5%, as compared to the nine months ended September 30, 2016. For the three months ended September 30, 2017, the decrease was primarily attributable to a decrease in legal fees of $35,340 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $54,166 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, offset by an increase in other professional fees of $12,849 which included an increase in accounting fees of $5,900, and an increase in investor relations fees of $7,059. For the nine months ended September 30, 2017, the decrease was primarily attributable to a decrease in legal fees of $190,086 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $271,955 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant, and a decrease in investor relations fees of $17,925, offset by an increase in other professional fees of $41,730 which primarily included an increase in accounting fees of $22,551, and an increase in shareholder meeting fees of $19,890.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended September 30, 2017, general and administrative expenses decreased by $3,574, or 7.5%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, general and administrative expenses decreased by $21,293, or 14.0%, as compared to the nine months ended September 30, 2016. These decreases were primarily attributable to a decrease in these expenses due to cost cutting measures.

●	For the three and nine months ended September 30, 2017, depreciation and amortization expense increased by $16,441, or 38.1%, and $41,855, or 33.2%, as compared to the three and nine months ended September 30, 2016, respectively, and was attributable to an increase in depreciable assets due to the expansion of rental properties.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended September 30, 2017, property operating expenses increased by $4,250, or 17.8%, as compared to the three months ended September 30, 2016, primarily related to an increase in electric expense. For the nine months ended September 30, 2017, property operating expenses increased by $35,581, or 64.8%, as compared to the nine months ended September 30, 2016, primarily related to an increase in repair and maintenance expenses incurred of $17,861 and an increase in electric of $16,678.

●	For the three and nine months ended September 30, 2017, real estate taxes decreased by $6,484, or 23.4%, and $17,071, or 20.4%, as compared to the three and nine months ended September 30, 2016, respectively. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by our obtaining “permanently-affixed status” for our structure located on this property.

●	For the three and nine months ended September 30, 2017, settlement expense amounted to $20,500 and $20,500, as compared to $0 and $87,500 for the three and nine months ended September 30, 2016, respectively. During 2017 and 2016, we settled certain litigation and claims.

Income (loss) from operations

As a result of the factors described above, for the three months ended September 30, 2017, income from operations amounted to $209,273, as compared to $130,455 for the three months ended September 30, 2016, an increase of $78,818, or 60.4%. For the nine months ended September 30, 2017, income from operations amounted to $493,225, as compared to a loss from operations of $163,469 for the nine months ended September 30, 2016, a turnaround of $656,694, or 401.7%.

Other income (expenses), net

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended September 30, 2017, total other expenses, net amounted to $27,464, as compared to total other expenses of $56,873, representing a decrease of $29,409, or 51.7%. The decrease was attributable to a net decrease in interest expense of $26,573 primarily related to the repayment of mortgage payable in April 2017. For the nine months ended September 30, 2017, total other income, net amounted to $695,404, as compared to total other expenses of $172,462, representing a change of $867,866, or 503.2%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000. Additionally, during the nine and three months ended September 30, 2017, interest expense decreased by $28,648 and $26,573, respectively, which is attributable to a net decrease in interest expense primarily related to the repayment of mortgage payable in April 2017

Net income (loss)

As a result of the foregoing, for the three months ended September 30, 2017 and 2016, net income amounted to $181,809, or $0.01 per common share (basic and diluted), and $73,582, or $0.00 per common share (basic and diluted), respectively. Additionally, for the nine months ended September 30, 2017 and 2016, net income (loss) amounted to $1,188,629, or $0.06 per common share (basic and diluted), and $(335,931), or $(0.02) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $791,465 and $366,024 of cash as of September 30, 2017 and December 31, 2016, respectively.

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

We currently budget that we would need to spend approximately $3,500,000 on capital expenditures for the contracted expansion and buildout of our Chino Valley Property and the acquisition and development of our Parachute Project. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

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

On December 22, 2016, we entered into the Purchase Contract with a third party pursuant to which we agreed to sell, and the purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, the purchase closed on March 15, 2017. In connection with the sale of this building on March 15, 2017, we repaid the all outstanding principal of $2.1 million and interest due on this mortgage.

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

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, a company owned by Mr. Abrams, a significant shareholder of the Company, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At September 30, 2017, note receivable amounted to $179,483.

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

Cash Flows

For the nine months ended September 30, 2017 and 2016

Net cash flow used in operating activities was $110,298 for the nine months ended September 30, 2017, as compared to net cash used in operating activities of $118,290 for the nine months ended September 30, 2016, a change of $7,992.

●	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected net income of $1,188,629 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $167,765, stock-based compensation expense of $204,000, stock-based stock option expense of $3,962, stock-based settlement expense of $10,500, and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(853,401), which included an increase in deferred rent receivables of $(537,756), an increase in notes receivable of $(179,483) due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, a decrease in accounts payable of $67,659, and a net decrease in accrued expenses – related parties due the payment of accrued interest of approximately $52,241. C3C3 is owned by Mr. Abrams, a significant shareholder of the Company.

●	Net cash flow used in operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $335,931 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $125,910, stock-based compensation expense of $228,033, stock-based settlement expense of $43,750, net accretion of stock-based stock option expense of $233,009, loss from sale of property and equipment of $1,843, and a non-cash increase in deferred rent receivables of $436,669.

For the nine months ended September 30, 2017, net cash flow provided by investing activities amounted to $1,615,739 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188, offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $365,863 and the purchase of property and equipment of $2,586. During the nine months ended September 30, 2016, we used cash for the development of rental properties of $551,314 and acquired property and equipment of $2,534.

Net cash used in financing activities was $1,080,000 for the nine months ended September 30, 2017 as compared to $0 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000, repaid convertible notes payable of $1,000,000.

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

The following table summarizes our contractual obligations as of September 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	544	151	242	151	-
Operating lease	4	4	-	-	-
Total	$2,568	$155	$242	$2,171	$-

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively, “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demanded that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. In connection with the Settlement and Mutual Release, we paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of our common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with the cash paid and the issuance of these shares, in July 2017, we recorded aggregate settlement expense of $20,500.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
7/1/2017	Hayden IR LLC	Section 4(a)(2)	3,750	For Services	Restricted	Yes
7/31/2017	Marc Brannigan	Section 4(a)(2)	15,000	For Settlement	Restricted	Yes
8/18/2017	Alex McLaren	Section 4(a)(2)	10,000	For Services	Restricted	Yes
8/18/2017	Arthur Friedman	Section 4(a)(2)	10,000	For Services	Restricted	Yes

Item 3. Defaults Upon Senior Securities

None.

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

Zoned Properties, Inc. (Registrant)

Date: November 13, 2017	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: November 13, 2017	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

