Form 10-K
period 2017-12-31
Zoned Properties, Inc.
filed 2018-03-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $1.14 per share of common stock as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was $10,040,355.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,416,552 shares of common stock are issued and outstanding as of March 12, 2018.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2018 Annual Meeting of Stockholders, expected to be held on May 14, 2018, are incorporated by reference into Part III of this Form 10-K where indicated.

i

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries, Gilbert Property Management, LLC, Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, Zoned Oregon Properties, LLC, Zoned Colorado Properties, LLC, Zoned Illinois Properties, LLC, and Zoned Arizona Properties, LLC, as the context may require.

Overview

Zoned Properties, Inc., incorporated in Nevada on August 25, 2003, is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company focuses on the strategic development of commercial properties that face unique zoning challenges, identifying solutions that could potentially have a major impact on cash flow and property value. We target commercial properties that can be acquired and re-zoned or permitted for specific purposes. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act of 1910 (the “CSA”).

Recent Developments

We acquire, own and manage real estate that is leased to tenants that operate in the medical-use cannabis industry, which depends on state laws and regulations pertaining to such industry. Currently, 29 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Marijuana remains classified as a Schedule I controlled substance by the Drug Enforcement Agency (the “DEA”), and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

Under the Obama Administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on March 23, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2018. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. See “—Government Regulation” and “Risk Factors—Risks Related to Government Regulation.”

Our Business

The Company believes that the traditional commercial real estate industry is being disrupted by many factors that can be characterized as “mega trends.” One of trends we have focused on with respect to commercial properties has been the emergence on a state-by-state basis of licensed medical marijuana dispensaries and cultivation facilities. We have established a focus on commercial real estate development in this space to derive ancillary value from the new and emerging medical marijuana industry without directly participating in the cultivation, distribution, or sale of medical marijuana products. While we intend to expand into a variety of emerging industries, our current focus is on developing projects within the licensed medical marijuana industry.

The core of our business involves identifying and developing properties that exist within highly regulated zoning regions and may be candidates for re-zoning. For the licensed medical marijuana industry, local jurisdictions typically develop strict zoning regulations that dictate the specific region within which a licensed cultivation or retail property can operate. These regulations often include setbacks; for example, restricting the licensed facility from being within a mile of any parks, schools, churches, or residential districts. In some jurisdictions, local representatives will simply adopt the rules and regulations established by the state legislation. It is at that point that the local representatives welcome participation from the community and developers such as our company to establish more customized regulations for zoning that meet the local community’s needs.

We have been closely involved with local representatives in each of the developed properties currently held in our portfolio. For example, we have worked directly with local representatives in Tempe, Arizona to define and develop local code that regulates the development of licensed medical marijuana facilities. The code amendments directly impact the continued development of licensed medical marijuana facilities that operate within city limits.

The process of establishing zoning and permitting can directly impact our ability to place a licensed tenant in a long-term lease agreement. In locations where the zoning and permitting process has not been comprehensively defined, the Company may attempt to work with local representatives to explore developments as the industry evolves and regulatory language is established. In locations where the zoning and permitting process may not allow for a currently feasible development, but could allow for a development to be successful in the future, the Company may hold the undeveloped property and/or lease the property out in the interim. We approach these situations on a case-by-case basis.

The Company focuses on acquiring properties that may have the potential to increase in value and uses development strategies to build long-term growth. We have established a network of experts in the fields of real estate, design, construction, operations, and management in order to provide tenants and prospective clients with comprehensive solutions to best meet their needs. We require our tenants and prospective clients to go through extensive due diligence in order to meet the Company’s standards as sophisticated and experienced operators.

We currently maintain a portfolio of properties that we own, develop, and lease. In addition, we provide strategic advisory services for each property. Development can range from complete architectural design and subsequent build-out, utility installation, property management, facilities management, and security system installation. There are significant challenges that exist when zoning, permitting, and developing facilities associated with the licensed medical marijuana market. Each state and jurisdiction adopts specific zoning and permitting regulations. We have gained valuable knowledge and experience in this area by successfully completing four major projects in the state of Arizona, a highly regulated market. We believe we can replicate this business model in other states as markets mature and tighter regulations are established.

The Company generally confirms baseline zoning during the due diligence period and as a contingency of an acquisition. Ideally, properties we consider for acquisition and subsequent development would already be zoned and permitted for use in cultivating marijuana or as a marijuana dispensary; however, we also have the expertise if zoning and permitting are not in place at the time of acquisition.

We currently lease building space at all five of the properties in our portfolio. Four of the properties are leased to licensed medical marijuana tenants and are located in areas with established zoning and permitting. Two of the leased properties are zoned and permitted as licensed medical marijuana dispensaries, and two are zoned and permitted as licensed medical marijuana cultivation facilities.

The process for confirming proper zoning and acquiring proper permitting for a licensed medical marijuana site generally takes several months. The process primarily involves working directly with the local Planning and Zoning Commission or Development Director. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning laws. For example, we were successful in submitting approved zoning code amendments to the City of Tempe, whereby the new zoning code allows for an increase in the size of a cultivation facility. That process took approximately six months to complete.

In the event a property is not currently zoned or does not currently allow permitted use as a marijuana facility, we may work with local authorities to seek changes to existing zoning or permitted use. Our efforts may not be successful. For example, the Gilbert property has not been successfully zoned and permitted for a prospective licensed medical marijuana dispensary nor has it been leased to a medical marijuana operator.

Our vision is to be recognized for creating the standard in property development for emerging industries, while increasing community prosperity and shareholder value. We believe that a focus on real estate and the development of properties will bring value to the local communities in which we operate and to local stakeholders. While we intend to expand into a variety of emerging industries, our current focus is on developing projects within the licensed medical marijuana industry.

We are the sole member of eight limited liability companies: Zoned Arizona Properties, LLC (“Zoned Arizona”), Gilbert Property Management LLC (“Gilbert Management”), Green Valley Group LLC (“Green Valley Group”), Kingman Property Group LLC (“Kingman Property”), Chino Valley Properties LLC (“Chino Valley Properties”), Zoned Colorado Properties LLC (“Zoned Colorado”), Zoned Illinois Properties LLC (“Zoned Illinois”), and Zoned Oregon Properties LLC (“Zoned Oregon”). Five of these entities own our properties: Zoned Arizona, Gilbert Management, Green Valley Group, Kingman Property, and Chino Valley Properties have all acquired land and real property.

As of the date of this report, Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties have executed related party lease agreements at the properties within their respective regions and generate rental revenue. On March 15, 2017, we sold one of our buildings in Tempe, Arizona that was leased to a third party. Additionally, we own land located in Gilbert, Arizona that is leased to a third party.

Multiple state-licensed operators from across the United States have approached Zoned Properties for strategic advisory services and to partner on development and prospective sale-lease back arrangements. We are continuously evaluating consultation projects, we seek development partnerships, seeks prospective sale-lease back arrangements and have been exploring financing terms with funding sources.

We believe that we are well positioned to benefit from ancillary development opportunities that the licensed medical marijuana industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial holdings and acquisition targets have been in the State of Arizona. Unlike many other states that have legalized medical marijuana, Arizona’s program has some of the strictest regulations in the country and limits the number of dispensaries that will be allowed to be open and operate within the state. While there are hundreds of marijuana dispensaries in Denver, Colorado, the entire state of Arizona can have a maximum of 126 operating dispensaries under current legislation. Two of our properties in Arizona (in Kingman and Green Valley) are leased to operators that have been awarded dispensary licenses. This limitation on the number of dispensaries permitted to operate in Arizona under current legislation will limit our ability to purchase property in Arizona for lease to dispensary operators.

The Opportunity in Arizona

We are implementing a property acquisition strategy in the State of Arizona that includes placing operating tenants into long-term lease agreements within the licensed medical marijuana industry. Arizona’s medical marijuana program is still in its infancy stage. Although there are limitations on the number of dispensaries permitted to operate in Arizona, we believe there are still development opportunities for medical marijuana cultivation facilities and dispensaries. The need for expertise regarding zoned properties was one of the main catalysts in forming our Company. While there are many opportunities in Arizona, most investor groups lack the resources, knowledge, and expertise to see these development projects through from start to finish, and complete the necessary due diligence required to identify a sophisticated tenant operator.

The Opportunity in Additional States

We have created a business development plan with an emphasis on risk mitigation to expand into additional states when appropriate. Each state adopts specific and constantly evolving regulations associated with zoning, permitting, and licensing for medical marijuana operators. Zoned Properties will be introducing plans for expansion into additional states over the coming quarters as further regulations become established. In the second quarter of 2016, we entered into an agreement for the acquisition of land in Parachute, CO. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of December 31, 2017, we have yet to complete the purchase.

Recent Corporate History and Transactions

On April 22, 2016, Zoned Colorado, our wholly owned subsidiary, entered into a Contract to Buy and Sell Real Estate (Commercial) (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on 11 additional lots owned by Seller in Parachute, Colorado. In April 2016, we paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of December 31, 2017, the Company and Seller have yet to complete the purchase.

On December 22, 2016, we entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount will be held in escrow. In addition, in 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Purchase Contract, the purchase closed on March 15, 2017. In connection with the sale of this building on March 15, 2017, we repaid the outstanding principal of $2,200,000 and interest due on this mortgage.

In October 2017, we and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to us. The payment is consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of our Parachute development rights have been valued at $250,000 within the letter of intent.

For the years ended December 31, 2017 and 2016, rental income associated with all related party leases amounted to $2,033,684 and $1,614,530, respectively.

Customers

We target customers who require assistance with identification, development, and management of sophisticated, safe, and sustainable properties in a variety of emerging industries including the licensed medical marijuana industry. The most significant barrier to success for many industry operators and prospective clients includes distractions from primary business operations. These distractions often include services related to the identification, zoning, permitting, design, and development of properties.

We complete significant due diligence on prospective tenant and prospective client regardless of industry focus. Credit-worthiness, character, and cash flows are all important traits that contribute to a sophisticated customer for the Company.

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

The U.S. Government classifies marijuana as a schedule-I controlled substance under the CSA. The CSA makes it illegal under federal law to manufacture, distribute, or dispense marijuana. The Company maintains its operations so as to remain in compliance with the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalize its use for medicinal purposes.

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal marijuana prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of marijuana as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated marijuana industry generally, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on March 23, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, our leases do not prohibit cannabis cultivation for adult-use that in the future may be permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama Administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we own a property will not choose to strictly enforce the federal laws governing marijuana production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we own or may purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in marijuana facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury (“FinCEN”), clarifies how financial institutions can provide services to marijuana-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the “Cole Memo” and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities. The increased uncertainty surrounding financial transactions related to marijuana activities may also result in financial institutions discontinuing services to the marijuana industry.

Consequently, those businesses involved in the marijuana industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Employees

As of December 31, 2017, we had one full-time employee, our chief executive officer. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Bryan McLaren	30	Chief Executive Officer, President, Treasurer, Secretary and Chairman
Adam Wasserman	53	Chief Financial Officer

Bryan McLaren is the son of Alex McLaren, one of our directors.

Biographical information concerning the executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years.

Bryan McLaren. Mr. McLaren has a dedicated history of work in the sustainability industry and in business development. Prior to his appointment as President, CEO and Chairman of our company in April 2014, Mr. McLaren was recruited as our Chief Sustainability Officer and VP of Operations. Before joining the Company, from February 2013 to February 2014, Mr. McLaren worked as a sustainability consultant for Waste Management, Inc., where he served as a Project Manager for the Arizona State University account. Prior to 2013, Mr. McLaren worked as a Sustainability Manager for Northern Arizona University and as a Sustainability Commissioner for the City of Flagstaff, Arizona. Mr. McLaren has a Masters Degree in Sustainable Community Development, and Executive Masters Degree in Sustainability Leadership, and a Masters of Business Administration Degree with an emphasis on Sustainable Development. Mr. McLaren has served as a member of our board of directors during April 2014 and since June 2014. Mr. McLaren’s business development experience, academic achievements, and knowledge of our business, has led our board of directors to conclude that he should continue to serve as a director and in his current roles.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this annual report on Form 10-K, including information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results” before making an investment decision. The risks and uncertainties described below are not the only ones facing Zoned Properties. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

Because we have limited operating history in the real estate industry, we may not succeed.

We have limited operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically medical marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

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

Our business plan involves the identification and the successful acquisition of properties, which are zoned for medical marijuana businesses, including cultivation and retail. The properties we acquire will be leased to licensed marijuana operators. Local governments must approve and adopt zoning ordinances for medical marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for medical marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

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

During 2014, we entered into lease agreements with non-profit companies, CJK, Inc. and Broken Arrow, whose directors are beneficial stockholders of the Company for our properties located in Kingman, AZ and Green Valley, AZ, respectively. The Kingman, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $10,000, subject to a 5% annual increases during the lease term. The Green Valley, AZ lease commenced on October 1, 2014 and expires on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term.

In August 2015, we entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and expires on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 31, 2023 and base rent of $67,460 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 30,000 square feet.

In August 2015, we entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and expires on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018.

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

For the years ended December 31, 2017 and 2016, rental income associated with all related party leases amounted to $2,033,684 and $1,614,530, respectively, which represents 96.2% and 87.1% of total revenues, respectively. A reduction in sales from or loss of such related party leases would have a material adverse effect on our consolidated results of operations and financial condition.

If we fail to diversify our property portfolio, downturns relating to certain industries or business sectors or the financial stability of our related party tenants may have a significant adverse impact on our assets and our ability to pay our operating expenses or pay dividends than if we had a diversified property portfolio.

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who are considered related parties. To the extent that our total assets are concentrated in a limited number of tenants that are in the medical cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our related party tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2017 and 2016, we had an asset concentration related to our related party leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties. As of December 31, 2017 and 2016, these related party tenants represented approximately 90% and 82% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

Any adverse economic or real estate developments in the medical cannabis industry could adversely affect our operating results and our ability to collect rent from out tenants, pay our operating expenses or pay dividends to our stockholders.

Because our business is dependent upon continued market acceptance by our tenants’ consumers, any negative trends will adversely affect our business operations.

Out tenants are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our tenants’ business operations and their ability to pay rent to us.

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

Adam Wasserman, our Chief Financial Officer, provides services to us under a letter agreement with CFO Oncall, Inc (“CFO Oncall”), which permits him to provide services to other companies during the term of the agreement. Mr. Wasserman is Chief Executive Officer of CFO Oncall, where he owns 80%. All compensation payable under the letter agreement is paid to CFO Oncall. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as Chief Financial Officer of Point Capital, Inc. since August 2015. Mr. Wasserman dedicates a portion of his business time to us. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our financial matters and communication needs. Mr. Wasserman’s other projects may detract from the time he can spend on our business.

Risks Related to Government Regulation

Marijuana remains illegal under federal law, and therefore, strict enforcement of federal laws regarding marijuana would likely result in our inability and the inability of our tenants to execute our respective business plans.

Marijuana is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize marijuana, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding marijuana.

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal marijuana prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of marijuana as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated marijuana industry generally, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on March 23, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, our leases do not prohibit cannabis cultivation for adult-use that in the future may be permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama Administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we own a property will not choose to strictly enforce the federal laws governing marijuana production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we own or may purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in marijuana facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a marijuana dispensary or marijuana cultivation and processing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties as marijuana dispensaries or for marijuana cultivation and processing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner's nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant's business and the value of our property, our business and financial results and the trading price of our securities.

We and our tenants may have difficulty accessing the services of banks, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarifies how financial institutions can provide services to marijuana-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the “Cole Memo” and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities. The increased uncertainty surrounding financial transactions related to marijuana activities may also result in financial institutions discontinuing services to the marijuana industry.

Consequently, those businesses involved in the marijuana industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the marijuana industry, which would directly affect our financial condition.

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

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for smaller reporting companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

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

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal controls and procedures as of December 31, 2017 were not effective. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

•	we had not implemented comprehensive entity-level internal controls;

•	we had not implemented adequate system and manual controls; and

•	we did not have sufficient segregation of duties.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 14269 N. 87th Street, #205, Scottsdale, AZ 85260.

On March 9, 2017 and effective April 1, 2017, we executed a one-year operating lease for our office space in Scottsdale, Arizona for annual rent of $7,200. In March 2017, we prepaid the first six months of this operating lease. In October 2017, we prepaid the remaining six months of this operating lease.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) vacant land in Gilbert, Arizona, (iv) land and real property in Tempe Arizona, and (v) land and real property of approximately 50 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to related party tenants. We lease our vacant land in Gilbert, Arizona to a third party. Each of these leased properties is generating revenue to date.

ITEM 3. LEGAL PROCEEDINGS

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former CEO, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to us and certain other third-parties, claiming, among other things, that we improperly diluted Brannigan’s equity in the Company. Brannigan demands that we issue shares to “reverse” the dilution, invalidate shares improperly issued by us, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. On July 18, 2017, we entered into a Settlement and Mutual Release with Brannigan. In connection with the Settlement and Mutual Release, we paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of our common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with the payment of cash and the issuance of these shares, in July 2017, we recorded aggregate settlement expense of $20,500.

Except as set forth above, there are no pending or threatened legal or administrative actions pending or threatened against us that we believe would have a material effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQX, operated by the OTC Markets Group, under the symbol “ZDPY.” Trading in OTCQX stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2017	$1.29	$0.67
September 30, 2017	$1.19	$0.50
June 30, 2017	$1.63	$0.82
March 31, 2017	$2.65	$1.31

December 31, 2016	$3.88	$1.12
September 30, 2016	$2.90	$0.87
June 30, 2016	$5.34	$2.10
March 31, 2016	$8.50	$3.60

On March 9, 2018, the closing price of our common stock on the OTCQX was $0.70 per share.

Holders of Common Stock

As of March 12, 2017, there were approximately 106 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

Date	Name of Person or Entity	Nature of Each Offering	Number of shares offered	Price shares were offered	Amount paid to the Issuer	Trading Status of the shares	Legend
10/1/2017	Hayden IR LLC	Section 4(a)(2)	3,750	$0.89	For Services	Restricted	Yes
10/18/2017	CFO Oncall, Inc. (1)	Section 4(a)(2)	20,046	$0.80	For Services	Restricted	Yes
11/1/2017	DAC Studios Ltd.	Section 4(a)(2)	10,000	$0.77	For Services	Restricted	Yes

(1)	CFO Oncall, Inc. is majority-owned by Adam Wasserman, the Company’s CFO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2017, 40,000 stock option awards have been granted under the 2016 Plan. At December 31, 2017, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2017, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of the date of this annual report on Form 10-K, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 17,416,552 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

Overview

We are a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on the strategic development of commercial properties that face unique zoning challenges; identifying solutions that could potentially have a major impact on cash flow and property value. We target commercial properties that can be acquired and re-zoned or permitted for specific purposes. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the CSA.

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the years ended December 31, 2017 and 2016, improvements made to rental properties amounted to $497,309 and $910,314, respectively. As of December 31, 2017, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	Aug-15	Aug-15	Jul-17	Oct-14	Oct-14
Lease End Date	Jul-35	Jul-35	Jun-18	Sep-24	Sep-24

Total No. of Tenants	2	1	1	1	1
No. of Related Party Tenants	2	1	0	1	1	Total Properties

Land Area (Acres)	3.65	47.6	0.8	1.33	0.16	53.54

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	7,061	2,330,468
Undeveloped Land Area (Sq. Feet)	0	1,812,563	34,717	0	0	1,847,280
Developed Land Area (Sq. Feet)	158,772	259,586	0	57,769	7,061	483,188

Total Rentable Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	27,500	10,000	-	0	0	37,500
Sq. Ft. rented as of December 31, 2017	32,500	30,000	-	1,440	1,497	65,437

Annual Base Rent: *
2018	$482,600	$796,250	$15,000	$133,619	$168,782	$1,596,251
2019	617,600	836,062	-	140,300	177,221	1,771,183
2020	701,475	877,866	-	147,315	186,082	1,912,738
2021	735,469	921,755	-	154,681	195,386	2,007,291
2022	760,362	967,841	-	162,415	205,155	2,095,773
Thereafter	10,164,064	13,698,904	-	303,174	382,956	24,549,098
Total	$13,461,570	$18,098,678	$15,000	$1,041,504	$1,315,582	$33,932,334

* Annual base rent represents amount of cash payments due from tenants and differs from revenues to be recognized on our consolidated financial statements.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2018	$14.8	$26.5	-	$92.8	$112.7
2019	$19.0	$27.9	-	$97.4	$118.4
2020	$21.6	$29.3	-	$102.3	$124.3
2021	$22.6	$30.7	-	$107.4	$130.5
2022	$23.4	$32.3	-	$112.8	$137.0

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

Recent Developments

In October 2017, we and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to us. The payment is consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of our Parachute development rights have been valued at $250,000 within the letter of intent.

Currently, 29 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Marijuana remains classified as a Schedule I controlled substance by the DEA and the DOJ, and therefore it is illegal to grow, possess and consume cannabis under federal law. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

Under the Obama Administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana. The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on March 23, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2018. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. See “Business—Government Regulation” and “Risk Factors—Risks Related to Government Regulation.”

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2017 and 2016, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2017 and 2016.

Comparison of Results of Operations for the Years ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and 2016, revenues consisted of the following:

	Years ended December 31,
	2017	2016
Rent revenues	$80,180	$239,178
Rent revenues – related parties	2,033,684	1,614,530
Total revenues	$2,113,864	$1,853,708

For the year ended December 31, 2017, total revenues amounted to $2,113,864, including related party revenues of $2,033,684, as compared to $1,853,708, including related party revenues of $1,614,530, for the year ended December 31, 2016, an increase of $260,156 or 14.0%. This increase in revenues was attributable to an increase in rent revenues – related parties of $419,154, or 26.0% due to the increase in space leased to related parties, offset by a decrease in third party rent revenues of $158,998 or 66.5%, caused by the sale of one of our Tempe buildings that was leased to a third-party tenant during 2016 through the first quarter of 2017.

Operating expenses

For the year ended December 31, 2017, operating expenses amounted to $1,416,698 as compared to $2,125,949 for the year ended December 31, 2016, a decrease of $709,251, or 33.4%. For the years ended December 31, 2017 and 2016, operating expenses consisted of the following:

	Years ended December 31,
	2017	2016
Compensation and benefits	$569,215	$472,728
Professional fees	232,887	989,506
General and administrative expenses	165,500	204,029
Depreciation and amortization	225,220	181,899
Property operating expenses	112,555	79,101
Real estate taxes	90,821	111,186
Settlement expense	20,500	87,500
Total	$1,416,698	$2,125,949

●	For the year ended December 31, 2017, compensation and benefit expense increased by $96,487, or 20.4%, as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we recorded stock-based compensation of $251,261 as compared to $205,283 for the comparable 2016 period, an increase of $45,978, or 22.4%. Additionally, due to a decrease in staff, other compensation and benefit expense decreased by $8,077, offset by an increase in compensation of $48,580 and $10,500 incurred for services performed by our chief executive officer and chief financial officer, respectively.

●	For the year ended December 31, 2017, professional fees decreased by $756,619, or 76.5%, as compared to the year ended December 31, 2016. The decrease was primarily attributable to a decrease in legal fees of $192,270 attributable to a decrease in activities related to legacy legal issues and other legal matters, a decrease in consulting fees of $577,251 related to a decrease in accretion of stock-based consulting expense from the granting of stock options to a consultant and a decrease in other consulting expense, and a decrease in other professional fees of $19,463, offset by an increase in accounting fees incurred of $32,365.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2017, general and administrative expenses decreased by $38,529, or 18.9% as compared to the year ended December 31, 2016. These decreases were primarily attributable to a decrease in in these expenses due to cost cutting measures such as a decrease in travel expenses of $7,023, a decrease in rent expense of $18,477 and a decrease in office expenses of $10,674.

●	For the year ended December 31, 2017, depreciation and amortization expense increased by $43,321, or 23.8% as compared to the year ended December 31, 2016 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the year ended December 31, 2017, property operating expenses increased by $33,454, or 42.3%, as compared to the year ended December 31, 2016. The increase was primarily related to an increase in repair and maintenance expenses incurred of $25,569 and an increase in electric of $15,355, offset by a decrease in other property operating expenses of $7,470.

●	For the year ended December 31, 2017, real estate taxes decreased by $20,365, or 18.3%, as compared to the year ended December 31, 2016. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by our obtaining “permanently-affixed status” for our structure located on this property.

●	For the year ended December 31, 2017, settlement expense amounted to $20,500 as compared to $87,500 for the year ended December 31, 2016. During 2017 and 2016, we settled certain litigation and claims.

Income (loss) from operations

As a result of the factors described above, for the year ended December 31, 2017, income from operations amounted to $697,166 as compared to a loss from operations of $(272,241) for the year ended December 31, 2016, a turnaround of $969,407, or 356.1%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the year ended December 31, 2017, total other income, net amounted to $680,736, as compared to total other expenses of $229,335, representing a change of $910,071, or 396.8%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, in March 2017, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000. Additionally, during the year ended December 31, 2017, interest expense decreased by $55,221 which is attributable to a net decrease in interest expense primarily related to the repayment of mortgage payable in April 2017 of $125,209, offset by a net increase in interest expense – related parties and third parties of $69,988 due to an increase in outstanding debt.

Net income (loss)

As a result of the foregoing, for the years ended December 31, 2017 and 2016, net income (loss) amounted to $1,377,902, or $0.07 per common share, and $(501,576), or $(0.03) per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $824,240 and $366,024 of cash as of December 31, 2017 and 2016, respectively.

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

We currently budget that we would need to spend approximately $3,500,000 for the expansion and buildout of our Chino Valley Property and the acquisition and development of our Parachute Project. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this report. Other than revenue received from the lease of our rental properties, funds received from the sale of our common stock and funds received from debt, we presently have no other significant alternative source of working capital.

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

On January 9, 2017, we issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Messrs. Abrams and McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st t of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after six months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, a company owned by Mr. Abrams, a significant shareholder of the Company, we agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At December 31, 2017, note receivable amounted to $182,365.

On April 20, 2017, we repaid two convertible notes issued in August 2014 for $1 million, in the aggregate, and accrued interest of approximately $96,000.

Our future operation is dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. We monitor the credit of all tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (3) monitoring the timeliness of rent collections. As of December 31, 2017 and 2016, we had an assets concentration related to our related party leases. As of December 31, 2017 and 2016, these related party tenants represented approximately 90% and 82% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Years Ended December 31, 2017 and 2016

Net cash flow provided by operating activities was $53,923 for the year ended December 31, 2017 as compared net cash flow used in operating activities to $3,092 for the year ended December 31, 2016, a change of $57,015.

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected net income of $1,377,902 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $225,220, stock-based compensation expense of $223,375, stock-based settlement expense of $10,500, and the accretion of stock-based stock option expense of $14,806, offset by a gain from the sale of property and equipment of $831,753, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $702,563, an increase in notes receivable of $182,365 due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, and net changes in other operating assets and liabilities of $81,199.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of $501,576 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $181,899, stock-based compensation expense of $249,125, stock-based settlement expense of $65,625, net accretion of stock-based stock option expense of $559,578, loss from sale of property and equipment of $1,843, and a non-cash increases in deferred rent receivables of $646,711, and changed in operating assets and liabilities consisting of an increase in the net collection of security deposits payable of $29,524 and increases in accounts payable of $41,514. During 2016, we received cash from the collection of rental income and we primarily used cash to pay professional fees and compensation.

For the year ended December 31, 2017, net cash flow provided by investing activities amounted to $1,484,293 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188, offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $497,309, and the purchase of property and equipment of $2,586. For the year ended December 31, 2016, net cash flow used in investing activities primarily reflects the development rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems, and acquisition of other property and equipment and amounted to $912,348.

Net cash used in financing activities was $1,080,000 for the year ended December 31, 2017 as compared to $0 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000, and repaid convertible notes payable of $1,000,000.

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

The following tables summarize our contractual obligations as of December 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	514	151	242	121	-
Total	$2,534	$151	$242	$2,141	$-

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, we adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjusted the expense recognized in the consolidated financial statements accordingly.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. We will continue to evaluate the effect the adoption of ASU 2016-02 will have on the consolidated financial statements of the Company. However, we currently believe that the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee, primarily for our administrative office lease, we will be required to record a lease liability and a right of use asset on our consolidated balance sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have any impact on our consolidated financial statements.

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we have concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-23 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management’s evaluation of our internal control over financial reporting was based on the 1992 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2017, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) we had not implemented adequate system and manual controls, and (3) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

In September 2016, we established an audit committee. All Audit Committee members are “independent” under applicable listing standards of The Nasdaq Stock Market and SEC rules and regulations. Amongst other responsibilities, the Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K (the “2018 Proxy Statement”) and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Proposal 1—Election of Directors,” information regarding the Audit Committee of the Company included in the section “Corporate Governance—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of the fiscal year ended December 31, 2017, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Information required pursuant to this Item 11 will be included in the Company’s 2018 Proxy Statement under the sections “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required pursuant to this Item 12 will be included in the Company’s 2018 Proxy Statement under the section “Principal Stockholders” and is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,000	0.74	9,960,000

Equity compensation plans not approved by security holders	1,250,000	$1.00	0

Total	1,290,000	$0.99	9,960,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s 2018 Proxy Statement under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required pursuant to this Item 13 concerning director independence will be included in the Company’s 2018 Proxy Statement under the section “Corporate Governance—Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our 2018 Proxy Statement under the section Proposal 3—“Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

27

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Employment Agreement dated as of July 31, 2014 by and between the registrant and Bryan McLaren. (1)
10.3+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.4+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.5+	Board Member Agreement dated as of August 1, 2014 by and between the registrant and Irvin Rosenfeld. (1)
10.6+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman.(9)
10.7+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (10)
10.8	Standard Industrial Commercial Multi-Tenant Lease – Gross dated as of April 1, 2015 by and between the registrant and Tech Group North America, Inc. (1)
10.9	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.10	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.11	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.12	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.13	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.14	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.15+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.16	$2.1 Million Promissory Note dated March 7, 2014 in favor of Investment Property Exchange Services, Inc. (1)
10.17	Consulting Service Agreement dated May 6, 2015 between registrant and Newbridge Financial, Inc. (1)
10.18	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.19	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.20+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.21	Binding Letter of Intent dated as of February 16, 2016 between Chino Valley Properties, LLC, C3C3 Group, LLC and Broken Arrow Herbal Center, Inc. (3)
10.22	Binding Letter of Intent dated as of February 17, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation (3)
10.23	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (4)
10.24	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (5)
10.25	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (6)
10.26	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (7)
10.27	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams.(8)
10.28	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren.(8)
10.29	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (10)
10.30	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017. (11)
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA,s P.A. *
23.2*	Consent of Independent Registered Public Accounting Firm - Friedman LLP *
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

28

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to Form 8-K filed by the Company on January 7, 2016.
(3)	Incorporated by reference to Form 8-K filed by the Company on February 18, 2016.
(4)	Incorporated by reference to Form 8-K filed by the Company on April 22, 2016.
(5)	Incorporated by reference to Form 8-K filed by the Company on August 25, 2016.
(6)	Incorporated by reference to Form 8-K filed by the Company on October 13, 2016.
(7)	Incorporated by reference to Form 8-K filed by the Company on December 29, 2016.
(8)	Incorporated by reference to Form 8-K filed by the Company on January 12, 2017.
(9)	Incorporated by reference to Form 10-K filed by the Company on March 27, 2017.
(10)	Incorporated by reference to Form 8-K filed by the Company on April 4, 2017.
(11)	Incorporated by reference to Form 8-K filed by the Company on October 3, 2017.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 13, 2018	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, President, Treasurer, Secretary and Director	March 13, 2018
Bryan McLaren	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	March 13, 2018
Adam Wasserman	(principal financial and accounting officer)

/s/ Derek Overstreet	Director	March 13, 2018
Derek Overstreet

/s/ Art Friedman	Director	March 13, 2018
Art Friedman

/s/ Alex McLaren	Director	March 13, 2018
Alex McLaren

/s/ David G. Honaman	Director	March 13, 2018
David G. Honaman

30

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

ZONED PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Zoned Properties, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ equity, and cash flow for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

East Hanover, New Jersey

March 13, 2018

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zoned Properties, Inc.

We have audited the accompanying consolidated balance sheet of Zoned Properties, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Zoned Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoned Properties, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

D. Brooks and Associates CPA’s, P.A. West Palm Beach, Florida

March 27, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 — (561) 429-6225

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2017	2016

ASSETS
Cash	$824,240	$366,024
Rental properties, net	7,170,322	6,878,584
Rental property held for sale, net	-	1,140,891
Deferred rent receivable	-	16,462
Deferred rent receivable - related parties	1,708,734	1,006,171
Real estate tax escrow	-	39,487
Note receivable - related party	182,365	-
Prepaid expenses and other current assets	127,902	140,010
Property and equipment, net	35,768	40,212
Security deposits	2,890	8,158

Total Assets	$10,052,221	$9,635,999

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage payable	$-	$2,100,000
Convertible note payable	-	500,000
Convertible notes payable - related parties	2,020,000	500,000
Accounts payable	8,896	78,311
Accrued expenses	48,468	96,748
Accrued expenses - related parties	33,600	85,541
Deferred revenues	28,750	4,750
Security deposits payable - related parties	71,800	70,000
Security deposits payable	5,864	21,964

Total Liabilities	2,217,378	3,457,314

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2017 and 2016 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $.001 par value, 100,000,000 shares authorized; 17,345,497 and 17,210,318 issued and outstanding at December 31, 2017 and 2016, respectively	17,345	17,210
Additional paid-in capital	20,630,649	20,352,528
Accumulated deficit	(12,815,151)	(14,193,053)

Total Stockholders' Equity	7,834,843	6,178,685

Total Liabilities and Stockholders' Equity	$10,052,221	$9,635,999

 See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

REVENUES:
Rental revenues	$80,180	$239,178
Rental revenues - related parties	2,033,684	1,614,530

Total revenues	2,113,864	1,853,708

OPERATING EXPENSES:
Compensation and benefits	569,215	472,728
Professional fees	232,887	989,506
General and administrative expenses	165,500	204,029
Depreciation and amortization	225,220	181,899
Property operating expenses	112,555	79,101
Real estate taxes	90,821	111,186
Settlement expense	20,500	87,500

Total operating expenses	1,416,698	2,125,949

INCOME (LOSS) FROM OPERATIONS	697,166	(272,241)

OTHER (EXPENSES) INCOME:
Interest expenses	(42,983)	(192,492)
Interest expenses - related parties	(129,288)	(35,000)
Gain (loss) on sale of property and equipment	831,753	(1,843)
Other income	12,750	-
Interest income	8,504	-

Total other (expenses) income, net	680,736	(229,335)

INCOME (LOSS) BEFORE INCOME TAXES	1,377,902	(501,576)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$1,377,902	$(501,576)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,309,446	17,150,944
Diluted	17,482,142	17,150,944

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	2,000,000	$2,000	17,080,850	$17,081	$19,412,954	$(13,691,477)	$5,740,558

Common stock issued for services and future services	-	-	91,968	92	314,408	-	314,500

Common stock issued for settlement	-	-	37,500	37	65,588	-	65,625

Accretion of stock based compensation related to stock options issued	-	-	-	-	559,578	-	559,578

Net loss	-	-	-	-	-	(501,576)	(501,576)

Balance, December 31, 2016	2,000,000	2,000	17,210,318	17,210	20,352,528	(14,193,053)	6,178,685

Common stock issued for services and future services	-	-	147,679	147	230,928	-	231,075

Common stock issued for accrued settlement and settlement expense	-	-	27,500	28	32,347	-	32,375

Cancellation of common stock previously issued for services	-	-	(40,000)	(40)	40	-	-

Accretion of stock based compensation related to stock options issued	-	-	-	-	14,806	-	14,806

Net income	-	-	-	-	-	1,377,902	1,377,902

Balance, December 31, 2017	2,000,000	$2,000	17,345,497	$17,345	$20,630,649	$(12,815,151)	$7,834,843

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,377,902	$(501,576)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	225,220	181,899
Stock-based compensation	223,375	249,125
Stock option expense	14,806	559,578
Stock-based settlement expense	10,500	65,625
(Gain) loss from sale of property and equipment	(831,753)	1,843
Change in operating assets and liabilities:
Deferred rent receivable	-	(7,553)
Deferred rent receivable - related parties	(702,563)	(639,158)
Real estate tax escrow	39,487	6,585
Note receivable	(182,365)	-
Prepaid expenses and other assets	12,108	(28,951)
Security deposits	5,268	-
Accounts payable	(69,415)	41,514
Accrued expenses	(26,406)	4,704
Accrued expenses - related parties	(51,941)	28,999
Deferred revenues	24,000	4,750
Security deposits payable - related party	1,800	43,750
Security deposits payable	(16,100)	(14,226)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,923	(3,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(497,309)	(910,314)
Cash received from sale of property and equipment	1,984,188	500
Acquisition of property and equipment	(2,586)	(2,534)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,484,293	(912,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	2,020,000	-
Repayment of convertible note - related party	(500,000)	-
Repayment of convertible note	(500,000)	-
Repayment of mortgage payable	(2,100,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(1,080,000)	-

NET INCREASE (DECREASE) IN CASH	458,216	(915,440)

CASH, beginning of year	366,024	1,281,464

CASH, end of year	$824,240	$366,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$225,087	$192,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$7,700	$60,000
Issuance of common stock for future services	$-	$5,375
Common stock issued for accrued settlement payable	$21,875	$-
Reclassification of rental property to rental property held for sale	$-	$1,140,891

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2017 and 2016 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

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

The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had approximately $574,000 and $110,000, respectively, of cash in excess of FDIC limits.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, note receivable – related party, prepaid expenses and other current assets, real estate tax escrow, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts and note receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the years ended December 31, 2017 and 2016, the Company did not record any allowances for doubtful accounts.

Real estate tax escrow

Real estate tax escrow consisted of funds held for the purpose of real estate taxes owed. These funds were released as required to satisfy tax payments as due.

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. The rental property held for sale at December 31, 2016 represented a building, improvements, and land in Tempe, Arizona was sold in March 2017. At December 31, 2017, there were no assets held for sale.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2017 and 2016, the Company did not record any impairment losses.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivables with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of December 31, 2017 and December 31, 2016.

Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended December 31,
	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$1,377,902	$(501,576)
Less: undistributed earnings allocated to participating securities	(142,452)	-
Net income (loss) allocated to common stockholders	$1,235,450	$(501,576)
Weighted average common shares outstanding - basic	17,309,446	17,150,944
Net income (loss) per common share - basic	$0.07	$(0.03)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$1,235,450	$(501,576)
Numerator for income (loss) per common share - diluted	$1,235,450	$(501,576)

Weighted average common shares outstanding - basic	17,309,446	17,150,944
Effect of dilutive securities:
Stock options	172,696	-
Weighted average common shares outstanding – diluted	17,482,142	17,150,944
Net income (loss) per common share - diluted	$0.07	$(0.03)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Convertible debt	404,000	200,000
Stock options	1,117,304	1,250,000

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of December 31, 2017 and 2016 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company will continue to evaluate the effect the adoption of ASU 2016-02 will have on the consolidated financial statements of the Company. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company will be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have any impact on the Company’s consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company will adopt this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on total assets or net income.

NOTE 3 – RENTAL PROPERTIES

At December 31, 2017 and 2016, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2017	December 31, 2016
Building and building improvements	5-39	$5,381,372	$4,911,591
Construction in progress	-	40,230	5,000
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,704,816	7,199,805
Less: accumulated depreciation		(534,494)	(321,221)
Rental properties, net		$7,170,322	$6,878,584

For the years ended December 31, 2017 and 2016, depreciation and amortization of rental properties amounted to $218,190 and $175,432, respectively.

NOTE 4 – RENTAL PROPERTY HELD FOR SALE

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount was being held in escrow by a third party. In 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale, the Company recorded a gain of approximately $831,000. In connection with the sale of its buildings on March 15, 2017, the Company repaid all outstanding principal and interest due on the mortgage payable (See Note 9).

At December 31, 2017 and 2016, rental property held for sale net consisted of the following:

Description	Useful Life (Years)	December 31, 2017	December 31, 2016
Building and building improvements	39	$-	$900,205
Land	-	-	306,453
Rental property held for sale, at cost		-	1,206,658
Less: accumulated depreciation		-	(65,767)
Rental property held for sale, net		$-	$1,140,891

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2017	December 31, 2016
Vehicle and site trailers	5 – 10	$38,855	$38,855
Office furniture and equipment	5 - 7	17,345	14,759
		56,200	53,614
Less: accumulated depreciation		(20,432)	(13,402)
Property and equipment, net		$35,768	$40,212

For the years ended December 31, 2017 and 2016, depreciation expense amounted to $7,030 and $6,467, respectively.

NOTE 6 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a company wholly-owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647 commencing January 1, 2018. At December 31, 2017 and 2016, note receivable amounted to $182,365 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

(B) Convertible notes payable – related parties

On August 20, 2014, the Company received, pursuant to the terms of a Senior Convertible Debenture (“Debenture”), $500,000 from a beneficial common stockholder who also holds 50% of the Company’s issued preferred stock. The Debenture accrued interest at 7% per annum and the principal balance and all accrued interest was due on the maturity date of August 20, 2017. The holder had the option after 12 months to convert all or a portion of the Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of December 31, 2017 and 2016, the principal balance due under this Debenture is $0 and $500,000, respectively. As of December 31, 2017 and 2016, accrued interest payable amounted to $0 and $82,542, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

As of December 31, 2017 and 2016, the principal balance due under these Debentures is $2,020,000 and $0, respectively. As of December 31, 2017 and 2016, accrued interest payable due under these Debentures is $30,600 and $0, respectively.

For the years ended December 31, 2017 and 2016, interest expense – related parties amounted to $129,288 and $35,000, respectively.

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

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and expires on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 6).

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners are beneficial stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and expires on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017.

For the years ended December 31, 2017 and 2016, rental income associated with all related party leases amounted to $2,033,684 and $1,614,530, respectively. At December 31, 2017 and 2016, deferred rent receivable – related parties amounted to $1,708,734 and $1,006,171, respectively. At December 31, 2017 and 2016, security deposits payable to related parties amounted to $71,800 and $70,000, respectively.

The lease agreements with C3C3 are personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee (See Note 15).

NOTE 8 – SENIOR CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a third party pursuant to the terms of a senior convertible debenture (the “Senior Convertible Debenture”). The Senior Convertible Debenture accrued interest at 7% per annum and was payable monthly and the principal balance and any remaining unpaid interest was due on the maturity date of August 20, 2017. The holder had the option after 12 months to convert all or a portion of the Senior Convertible Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of December 31, 2017 and 2016, the principal balance due under the Senior Convertible Debenture is $0 and $500,000, respectively. For the years ended December 31, 2017 and 2016, interest expense related to the Senior Convertible Debenture amounted to $10,692 and $34,992, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 9 – MORTGAGE PAYABLE

On March 7, 2014 the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bears interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continued each month thereafter until paid. The entire unpaid balance and accrued interest was due on March 7, 2019, the maturity date of the mortgage, and was secured by the underlying property. The mortgage terms did not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the years ended December 31, 2017 and 2016, interest expense related to this mortgage amounted to $32,291 and $157,500, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid all outstanding principal and interest due on this mortgage.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

(B) Common stock issued for services

2016

During the year ended December 31, 2016, pursuant to an engagement letter dated in October 2015, the Company issued 26,968 shares of its common stock to a company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $66,139 at a range of $1.45 to $5.34 per common share which was the fair value of the common shares on the date of the grant based on the value of services to be rendered or by using the quoted share price on the dates of grant, whichever was more reliable. In connection with the issuance of these common shares, during the year ended December 31, 2016, the Company recorded stock-based compensation expense of $66,138.

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

On February 1, 2016, pursuant to an engagement letter effective January 28, 2016, the Company agreed to issue an aggregate of 30,000 shares of its common stock to a company for architectural and design services to be rendered. Pursuant to the agreement, the Company shall issue 10,000 shares of common stock immediately and 20,000 shares of common stock at the completion of the engagement. The initial 10,000 shares were valued at their aggregate fair value of $45,000 using the quoted share price on the date of grant of $4.50 per common share. In connection with the issuance of these shares, on February 1, 2016, the Company capitalized costs of $45,000 as part of construction in progress to be depreciated over the life of the building improvements. On August 23, 2016, the Company issued an additional 10,000 common shares pursuant to this engagement letter. These shares were valued at a fair value of $15,000 using the quoted share price on the measurement date of grant of $1.50 per common share. In connection with the issuance of these shares, on August 23, 2016, the Company capitalized costs of $15,000 as part of construction in progress to be depreciated over the life of the building improvements. The Company issued the remaining 10,000 shares in 2017 (see below).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2015 for investor relations services, on March 31, 2016, the Company issued 7,500 shares of restricted stock. The shares were valued at their aggregate fair value of $40,050 using the quoted share price on the dates of grant of $5.34 per common share. Accordingly, the Company recorded consulting fees of $40,050. Effective September 1, 2016, the Company renewed this consulting agreement for an additional one year term. In connection with this renewed consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $5,000 per month and 2) 3,750 common shares per quarter to be issued at the beginning of each quarter. In connection with this renewed consulting agreement, on September 1, 2016 and December 1, 2016, the Company issued 3,750 and 3,750 shares of common stock, respectively. These shares were valued at their aggregate fair value of $13,312 using the quoted share price on the dates of grant ranging from $1.40 to $2.15 per common share. Accordingly, for the years ended December 31, 2017 and 2016, the Company recorded consulting fees of $5,375 and $7,937, respectively.

2017

On January 1, 2017, pursuant to an engagement letter dated in October 2015, the Company issued 8,216 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500 or $2.13 per common share which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2017, the Company recorded stock-based compensation expense of $17,500. Additionally, on April 1, 2017, the Company issued 11,667 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $17,500, or $1.50 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, in April 2017, the Company recorded stock-based compensation expense of $17,500. Additionally, on October 18, 2017, the Company issued 20,046 shares of its common stock to a company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $16,037, or $0.80 per common share, which was the fair value of the common shares using the quoted share price on the date of grant. In connection with the issuance of these common shares, in October 2017, the Company recorded stock-based compensation expense of $16,037.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In connection with a one year consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on October 1, 2017, the Company issued 3,750 shares of restricted stock. The shares were valued at a fair value of $3,338 using the quoted share price on the date of grant of $0.89 per common share. Accordingly, the Company recorded consulting fees of $3,338.

On November 1, 2017, pursuant to an engagement letter effective January 28, 2016, the Company issued the remaining 10,000 common shares pursuant to this engagement letter. These shares were valued at a fair value of $7,700 using the quoted share price on the measurement date of grant of $0.77 per common share. In connection with the issuance of these shares, on November 1, 2017, the Company capitalized costs of $7,700 as part of construction in progress to be depreciated over the life of the building improvements.

(C) Common stock issued for settlement

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

(D) Equity Incentive Plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2017, 40,000 stock option awards have been made under the 2016 Plan. At December 31, 2017, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2017 and 2016, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(E) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. 125,000 options vested on July 1, 2015 and 125,000 options vested quarterly from October 1, 2015 through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The Company recognized compensation expenses over the period during which the services were rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award was remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 104.6 to 164.6%; risk-free interest rate of ranging from 1.60% to 2.45%; and, an estimated holding period ranging from 8.10 to 8.35 years. For the years ended December 31, 2017 and 2016, the Company recorded consulting expense (income) of $(28,567) and $555,433, respectively, related to these options.

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

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense of $43,373 and $67,089, respectively.

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

At December 31, 2017, there were 1,290,000 options outstanding and 1,115,000 options vested and exercisable. As of December 31, 2017, there was $102,972 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at December 31, 2017 was approximately $126,500 and was calculated based on the difference between the quoted share price on December 31, 2017 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Stock option activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	1,550,000	$1.00	7.95	$-
Forfeited	(300,000)	1.00
Balance Outstanding December 31, 2016	1,250,000	1.00	8.68	1,412,000
Granted	40,000	0.74
Balance Outstanding December 31, 2017	1,290,000	$0.99	7.74	$126,500
Exercisable, December 31, 2017	1,115,000	$0.99	7.74	$110,750

NOTE 11 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $87,587 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax expense (benefit) at U.S. statutory rate of 34%	$468,487	$(170,536)
Income tax benefit – state	89,564	(32,602)
Non-deductible expenses	51,316	226,629
Effect of change in effective rate	87,587	-
Change in valuation allowance	(696,953)	(23,491)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2017 and 2016 was as follows:

Deferred Tax Asset:	December 31, 2017	December 31, 2016
Net operating loss carryforward	$655,183	$1,296,400
Total deferred tax asset	655,183	1,296,400
Less: deferred tax liability: deferred rent receivable	(469,902)	(414,166)
Net deferred tax assets before valuation allowance	185,281	882,234
Valuation allowance	(185,281)	(882,234)
Net deferred tax asset	$-	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The net operating loss carryforward was approximately $2,382,000 at December 31, 2017. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The decrease in the allowance was $696,953 in 2017. The potential tax benefit arising from the loss carryforward will expire in 2037.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that occurred in 2014 and may occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. As of the date of this report, the Company has not completed a study to determine the limitation on the utilization of its net operating loss carryforward amounts.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2016 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of December 31, 2017, the Company and Seller have yet to complete the purchase.

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

For the years ended December 31, 2017 and 2016, rent expense, net of sublease income of $0 and $28,965, was $13,783 and $32,260, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Letter of intent

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program.  Under the terms of the letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company. The payment is consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights have been valued at $250,000 within the letter of intent.

NOTE 13 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies whose director is a beneficial stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with companies owned by this beneficial stockholder of the Company. For the years ended December 31, 2017 and 2016, rental revenue associated with these leases amounted to $2,033,684 and $1,614,530, which represents 96.2% and 87.1% of total revenues, respectively. At December 31, 2017 and 2016, deferred rent receivable – related parties amounted to $1,708,734 and $1,006,171, respectively. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. C3C3 is owned by Alan Abrams and Chris Carra, significant shareholders of the Company. At December 31, 2017 and 2016, note receivable amounted to $182,365 and $0, respectively. A reduction in revenue from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Asset concentration

The Company’s real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of December 31, 2017 and 2016, the Company had an assets concentration related to C3C3, the tenant at the Tempe and Chino Valley properties, CJK, Inc. and Broken Arrow Herbal Center. As of December 31, 2017 and 2016, these related party tenants represented approximately 90% and 82% of total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. The lease agreements with C3C3 are personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 15).

NOTE 14 – LEASES

Future minimum lease payments to be received for each of the five succeeding fiscal years as of December 31, 2017 consisted of the following:

Future annual base rent:
2018	$1,596,251
2019	1,771,183
2020	1,912,738
2021	2,007,291
2022	2,095,773
Thereafter	24,549,098
Total	$33,932,334

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 15 – SUBSEQUENT EVENTS

Common shares issued

On January 12, 2018, pursuant to an engagement letter dated in October 2015, the Company issued 16,055 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $16,858 or $1.05 per common share which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2018, the Company recorded stock-based compensation expense of $16,858.

On January 30, 2018, the Company issued an aggregate of 55,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $51,700 using the quoted share price on the date of grant of $0.94 per common share. In connection with these grants, in January 2018, the Company recorded stock-based compensation expense of $51,700.

Reaffirmation agreement of personal guarantees

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement whereby Mr. Abrams reaffirmed his personal guarantee of his obligations under certain of the Company’s commercial leases. Additionally, Mr. Abrams affirmed that the principal of the Abrams convertible debt in the principal amount of $2,000,000 was acknowledged as collateral within the scope of the guaranty included in the commercial lease agreements.

