Form 10-Q
period 2018-03-31
Zoned Properties, Inc.
filed 2018-05-10
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the registrant had 17,434,052 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash	$917,173	$824,240
Rental properties, net	7,217,432	7,170,322
Deferred rent receivable - related parties	1,853,539	1,708,734
Note receivable - related party	137,151	182,365
Prepaid expenses and other current assets	109,732	127,902
Property and equipment, net	34,000	35,768
Security deposits	2,890	2,890

Total Assets	$10,271,917	$10,052,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible notes payable - related parties	$2,020,000	$2,020,000
Accounts payable	10,568	8,896
Accrued expenses	42,229	48,468
Accrued expenses - related parties	33,900	33,600
Deferred revenues	53,500	28,750
Security deposits payable - related parties	71,800	71,800
Security deposits payable	5,864	5,864

Total Liabilities	2,237,861	2,217,378

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 17,416,552 and 17,345,497 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17,417	17,345
Additional paid-in capital	20,707,014	20,630,649
Accumulated deficit	(12,692,375)	(12,815,151)

Total Stockholders’ Equity	8,034,056	7,834,843

Total Liabilities and Stockholders’ Equity	$10,271,917	$10,052,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES:
Rental revenues	$12,187	$50,073
Rental revenues - related parties	521,074	490,194

Total revenues	533,261	540,267

OPERATING EXPENSES:
Compensation and benefits	159,459	218,293
Professional fees	71,625	38,478
General and administrative expenses	39,865	45,374
Depreciation and amortization	63,419	58,680
Property operating expenses	25,292	21,273
Real estate taxes	22,254	24,076

Total operating expenses	381,914	406,174

INCOME FROM OPERATIONS	151,347	134,093

OTHER (EXPENSES) INCOME:
Interest expenses	-	(41,039)
Interest expenses - related parties	(30,300)	(36,443)
Gain on sale of property and equipment	-	831,753
Interest income	1,729	303

Total other (expenses) income, net	(28,571)	754,574

INCOME BEFORE INCOME TAXES	122,776	888,667

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$122,776	$888,667

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,396,078	17,267,943
Diluted	17,402,724	18,460,567

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122,776	$888,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,419	58,680
Stock-based compensation	68,559	144,550
Stock option expense	7,878	(17,724)
Gain from sale of property and equipment	-	(831,753)
Change in operating assets and liabilities:
Deferred rent receivable - related parties	(144,805)	(179,968)
Real estate tax escrow	-	39,487
Note receivable	45,214	(58,258)
Prepaid expenses and other assets	18,170	19,036
Security deposits	-	2,584
Accounts payable	1,672	(72,571)
Accrued expenses	(6,239)	2,332
Accrued expenses - related parties	300	36,443
Deferred revenues	24,750	(250)
Security deposits payable	-	(18,600)

NET CASH PROVIDED BY OPERATING ACTIVITIES	201,694	12,655

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(108,761)	(148,596)
Cash received from sale of property and equipment	-	1,984,188
Acquisition of property and equipment	-	(2,586)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(108,761)	1,833,006

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	-	2,020,000
Repayment of mortgage payable	-	(2,100,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(80,000)

NET INCREASE IN CASH	92,933	1,765,661

CASH, beginning of period	824,240	366,024

CASH, end of period	$917,173	$2,131,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,000	$41,040

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued settlement payable	$-	$21,875

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. Zoned Properties is an accredited member of the Better Business Bureau, the Forbes Real Estate Council, and the U.S. Green Building Council. The Company focuses on the strategic development of commercial properties that face unique zoning challenges; identifying solutions that could potentially have a major impact on cash flow and property value. Zoned Properties targets commercial properties that can be acquired and re-zoned or permitted for specific purposes. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substances Act.

The Company has the following wholly-owned subsidiaries:

●	Gilbert Property Management, LLC was organized in the State of Arizona on February 10, 2014.
●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.
●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.
●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.
●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.
●	Zoned Colorado Properties, LLC was organized in the State of Colorado on September 17, 2015.
●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.
●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties (see Note 10 – Subsequent Events).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2018 and 2017 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had approximately $685,000 and $574,000, respectively, of cash in excess of FDIC limits.

Fair value of financial instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, note receivable – related party, prepaid expenses and other current assets, real estate tax escrow, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Accounts and note receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the three months ended March 31, 2018 and 2017, the Company did not record any allowances for doubtful accounts.

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

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2018 and 2017, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Revenue recognition

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

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

Through March 31, 2018, certain of the Company’s leases contained rental increases at specified intervals. The Company recorded as an asset, and includes in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivables with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivable have been recorded as of March 31, 2018 and December 31, 2017.

Basic and diluted income per share

Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Income per common share - basic:
Net income	$122,776	$888,667
Less: undistributed earnings allocated to participating securities	(12,647)	(92,421)
Net income allocated to common stockholders	$110,129	$796,246
Weighted average common shares outstanding - basic	17,396,078	17,267,943
Net income per common share - basic	$0.01	$0.05

Income per common share - diluted:
Net income allocated to common shareholders - basic	$108,785	$796,246
Add: interest of convertible debt	-	45,191
Numerator for income per common share - diluted	$108,785	$841,437

Weighted average common shares outstanding - basic	17,396,078	17,267,943
Effect of dilutive securities:
Stock options	6,646	588,624
Convertible notes payable	-	604,000
Weighted average common shares outstanding – diluted	17,402,724	18,460,567
Net income per common share - diluted	$0.01	$0.05

The following potentially dilutive shares have been excluded from the calculation of diluted net income per share as their effect would be anti-dilutive for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Convertible debt	404,000	-
Stock options	1,283,354	-

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) became effective. Among other items, the Act reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of March 31, 2018 and December 31, 2017 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 did not have any impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 3 – RENTAL PROPERTIES

At March 31, 2018 and December 31, 2017, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2018	December 31, 2017
Building and building improvements	5-39	$5,386,791	$5,381,372
Construction in progress	-	143,572	40,230
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,813,577	7,704,816
Less: accumulated depreciation		(596,145)	(534,494)
Rental properties, net		$7,217,432	$7,170,322

For the three months ended March 31, 2018 and 2017, depreciation and amortization of rental properties amounted to $61,651 and $58,680, respectively.

NOTE 4 – RENTAL PROPERTY HELD FOR SALE

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Agreement”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Agreement, the Purchaser paid a deposit of $20,000 within three days of entry into the Agreement, which amount was being held in escrow by a third party. In 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Agreement, the purchase closed on March 15, 2017. In connection with the sale, the Company recorded a gain of approximately $831,000. In connection with the sale of its buildings on March 15, 2017, the Company repaid all outstanding principal and interest due on the mortgage payable.

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647, which includes both principal and interest, commencing January 1, 2018. At March 31, 2018 and December 31, 2017, note receivable amounted to $137,151 and $182,365, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(A) Chief financial officer engagement letter

On October 26, 2015, the Company entered into an engagement letter with a company majority owned by the Company’s Chief Financial Officer (“CFO”). Pursuant to the engagement letter, the Company agreed to pay a base fee of $6,500 in cash per month and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. The engagement letter may be terminated upon thirty days’ written notice by either party.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(B) Convertible notes payable – related parties

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

As of March 31, 2018 and December 31, 2017, the principal balance due under these Debentures is $2,020,000. As of March 31, 2018 and December 31, 2017, accrued interest payable due under these Debentures is $30,900 and $30,600, respectively.

For the three months ended March 31, 2018 and 2017, interest expense – related parties amounted to $30,300 and $36,443, respectively.

(C) Related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. (“CJK”) and Broken Arrow for its properties located in Kingman, AZ and Green Valley, AZ, respectively. CJK and Broken Arrow are owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent of $10,000, subject to a 5% annual increases during the lease term. The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and was to expire on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 31, 2023 and base rent of $67,460 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 30,000 square feet.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona. The Chino Valley lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and was to expire on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 5).

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners are significant stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

For the three months ended March 31, 2018 and 2017, rental income associated with all related party leases amounted to $521,074 and $490,194, respectively. At March 31, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $1,853,539 and $1,708,734, respectively. At March 31, 2018 and December 31, 2017, security deposits payable to related parties amounted to $71,800 and $71,800, respectively.

As of March 31, 2018, the lease agreements with C3C3 were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee.

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 10 – Subsequent Events). Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

(B) Common stock issued for services

On January 12, 2018, pursuant to an engagement letter dated in October 2015, the Company issued 16,055 shares of its common stock to a Company majority owned by the Company’s CFO for services rendered. The shares were valued at their fair value of $16,858, or $1.05 per common share, which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2018, the Company recorded stock-based compensation expense of $16,858.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(C) Stock options granted pursuant to consulting and employment agreements

At March 31, 2018, there were 1,290,000 options outstanding and 1,115,000 options vested and exercisable. As of March 31, 2018, there was $95,093 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at March 31, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on March 31, 2018 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	1,290,000	$0.99	7.74	$126,500
Granted	-	-	-	-
Balance Outstanding March 31, 2018	1,290,000	$0.99	7.49	$0
Exercisable, March 31, 2018	1,115,000	$0.99	7.49	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of March 31, 2018, the Company and Seller have yet to complete the purchase.

Letter of intent

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program.  Under the terms of the letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. At March 31, 2018 and December 31 2017, deferred revenue related to this letter of intent amounted to $50,000 and $25,000, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 9 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies, CJK, and Broken Arrow, who are owned, in whole or part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with C3C3, a company indirectly owned by Messrs. Abrams and Carra. For the three months ended March 31, 2018 and 2017, rental revenue associated with these leases amounted to $521,074 and $490,194, which represents 97.7% and 90.7% of the Company’s total revenues, respectively. At March 31, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $1,853,539 and $1,708,734, respectively. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018.At March 31, 2018 and December 31, 2017, note receivable amounted to $137,151 and $182,365, respectively. On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 10 – Subsequent Events). This related party lease restructuring will cause a reduction in the Company’s revenue for the remainder of 2018 of approximately $911,000. Pursuant to the terms of the confidential advisory services agreements (See Note 10), the Company shall perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues commencing January 2019. Beginning in 2019, there can be no assurance that the revenues generated under these confidential advisory services agreements will be sufficient to offset any reduction in revenues recognized under the cancelled leases. Any additional reduction in revenue from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Asset concentration

The majority of the Company’s real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of March 31, 2018 and December 31, 2017, the Company had an assets concentration related to C3C3, the tenant at the Tempe and Chino Valley properties, CJK, Inc. and Broken Arrow Herbal Center. As of March 31, 2018 and December 31, 2017, these related party tenants represented approximately 87% and 90% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of March 31, 2018, the lease agreements with C3C3 were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

On May 1, 2018, the Company and C3C3, CJK and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 10 – Subsequent Events). Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra.

NOTE 10 – SUBSEQUENT EVENTS

Shares issued for services

On April 2, 2018, the Company issued 10,000 shares of common stock to a member of the Company’s board of directors for services rendered. The shares were valued at their fair value of $6,200 using the quoted share price on the date of grant of $0.62 per common share. In connection with these grants, in April 2018, the Company recorded stock-based compensation expense of $6,200.

In connection with a consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on April 2, 2018, the Company issued 7,500 shares of restricted stock. The shares were valued at a fair value of $4,650 using the quoted share price on the date of grant of $0.62 per common share. Accordingly, the Company recorded consulting fees of $4,650.

Related Party Lease Agreements

On May 1, 2018, Chino Valley, a wholly owned subsidiary of the Company, and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) agreed to terminate the lease dated April 6, 2015, as amended (the “Prior Chino Valley Lease”), in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “New Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Chino Valley Lease. The New Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. Broken Arrow is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

On May 1, 2018, Green Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the lease dated October 1, 2014 (the “Prior Green Valley Lease”), in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “New Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Green Valley Lease. The New Green Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

On May 1, 2018, Zoned Arizona, a wholly owned subsidiary of the Company, and CJK agreed to terminate the leases dated August 15, 2015, as amended, and June 15, 2017 (together, the “Prior Tempe Leases”), in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “New Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Tempe Leases. The New Tempe Lease provides for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the New Tempe Lease, CJK agreed to maintain insurance in full force during the term of the New Tempe Lease and any other period of occupancy of the premises by CJK. CJK is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

On May 1, 2018, Kingman, a wholly owned subsidiary of the Company, and CJK agreed to terminate the lease dated October 1, 2014 (the “Prior Kingman Lease”), in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “New Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Kingman Lease. The New Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the New Kingman Lease, CJK agreed to maintain insurance in full force during the term of the New Kingman Lease and any other period of occupancy of the premises by CJK.

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley includes a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Each of Messrs. Abrams and Carra is a significant stockholder of the Company.

The Company’s Old Leases contained rental increases at specified intervals. Accordingly, through March 31, 2018, rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the Old Lease, which included the effects of rent steps and rent abatements under the leases. Through March 31, 2018, the Company records as an asset, and included in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue with be constant over the New Lease terms. Accordingly, on May 1, 2018, the Company wrote off its deferred rent receivable in the amounts of $1,853,539 and recorded a lease termination expense of $1,853,539.

Confidential Advisory Services Agreements

On May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. These Agreements may be terminated prior to the expiration of the Term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon thirty calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these Agreements. Pursuant to the terms of the Broken Arrow CASA and CJK CASA, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the (“Revenue Fee”), commencing January 2019.

The Revenue Fee shall commence payment in January 2019, and shall be paid on a monthly basis, no later than thirty calendar days following the end of the immediately preceding calendar month, and the amount of such monthly payment of the Revenue Fee shall be equal to the product of (a) ten percent (10%), multiplied by (b) the gross revenues of Advisory Clients for such immediately preceding calendar month. Notwithstanding the foregoing, upon the filing of the federal or state tax returns of Advisory Clients, (i) the Advisor Clients shall calculate the Revenue Fee based on the amount of the Advisory Client’s gross revenue reported on such federal or state tax returns, and (ii), if the amount of such calculation is greater than the sum of all monthly Revenue Fees payable to the Company under these Agreements, Company shall pay to the Company the amount of such difference, which amount is in addition to all monthly Revenue Fees due to the Company under these Agreements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on March 13, 2018, and the same may be updated from time to time in documents that we file with the SEC.

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

Overview

We are a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on the strategic development of commercial properties that face unique zoning challenges; identifying solutions that could potentially have a major impact on cash flow and property value. We target commercial properties that can be acquired and re-zoned or permitted for specific purposes. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the three months ended March 31, 2018 and 2017, improvements made to rental properties amounted to $108,761 and $148,596, respectively.

In May 2018, we transitioned to a new and strategically important business model designed to better align our interests with those of our tenants and clients, positioning us to benefit from the growth of the medical marijuana industry. Under the new model, we and our primary tenants and clients in Arizona, doing business as Hana Meds, have agreed to the following:

•	We leased the entirety of our licensed medical marijuana facilities located in Arizona at Chino Valley, Green Valley, Tempe and Kingman to Hana Meds, with plans to further expand the developments as operational needs increase over time.
•	Lease terms have been extended through the year 2040.
•	Base rent rates have been modified to be in line with industry averages beginning May 1, 2018.
•	We and Hana Meds have entered into a long-term strategic advisory relationship, under which we will assist Hana Meds in all aspects of building and facility performance, aiming to increase efficiency, sustainability and profitability.
•	We will receive an advisory fee equal to 10% of gross revenues, paid monthly beginning in January 2019.

We believe that this business pivot will enable us to grow more significantly along-side our tenants and clients, positioning us to benefit from the growth in the medical marijuana industry, especially as more states consider legalization and we establish new client relationships. We anticipate that, beginning in January 2019 when the strategic advisory fees commence, the new revenue stream could be much greater than what our previous rental revenue model would have yielded.

As discussed above, on May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties. As of May 1, 2018, a summary of rental properties owned by us, which includes the cancellation of the existing related party lease agreements and the signing of new related party lease agreements, consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-17	May-18	May-18
Lease End Date	Apr-40	Apr-40	Jun-18	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1	Total Properties

Land Area (Acres)	3.65	47.6	0.8	1.33	0.16	53.54

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	7,061	2,330,468
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	-	1,847,280
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of May 1, 2018	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2018 (remainder of year)	$268,000	$280,000	$15,000	$28,000	$32,000	$623,000
2019	402,000	420,000	-	42,000	48,000	912,000
2020	402,000	420,000	-	42,000	48,000	912,000
2021	402,000	420,000	-	42,000	48,000	912,000
2022	402,000	420,000	-	42,000	48,000	912,000
Thereafter	6,968,000	7,280,000	-	728,000	832,000	15,808,000
Total	$8,844,000	$9,240,000	$15,000	$924,000	$1,056,000	$20,079,000

Annualized $ per Building Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2018	$6.7	$10.5	-	$29.2	$32.1
2019	$6.7	$10.5	-	$29.2	$32.1
2020	$6.7	$10.5	-	$29.2	$32.1
2021	$6.7	$10.5	-	$29.2	$32.1
2022	$6.7	$10.5	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

Recent Developments

As discussed in Overview above and Note 10 in this report, on May 1, 2018, we and our related party tenants cancelled existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties.

In October 2017, we and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. At March 31, 2018 and December, 31 2017, deferred revenue related to this letter of intent amounted to $50,000 and $25,000, respectively.

Currently, 29 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Marijuana remains classified as a Schedule I controlled substance by the Drug Enforcement Agency, and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on September 30, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the periods ended March 31, 2018 and 2017, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2018 and 2017.

Comparison of Results of Operations for the Three Months ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018 and 2017, revenues consisted of the following:

	Three Months Ended March 31,
	2018	2017
Rent revenues	$12,187	$50,073
Rent revenues – related parties	521,074	490,194
Total revenues	$533,261	$540,267

For the three months ended March 31, 2018, total revenues amounted to $533,261, including related party revenues of $521,074, as compared to total revenues of $540,267, including related party revenues of $490,194, for the three months ended March 31, 2017, a decrease of $7,006, or 1.3%. This decrease in revenues was attributable to a decrease in third party rent revenues of $37,886, or 75.7%, caused by the sale of one of our Tempe buildings that was leased to a third-party tenant during the first quarter of 2017, offset by an increase in rent revenues – related parties of $30,880, or 6.3%, due to the increase in space leased to related parties and an increase in base rent.

On May 1, 2018, we and C3C3, CJK, and Broken Arrow cancelled existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow. This related party lease restructuring will cause a reduction in our revenue for the remainder of 2018 of approximately $911,000. Pursuant to the terms of the confidential advisory services agreements as discussed elsewhere in this report, we shall perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues commencing January 2019. Beginning in 2019, there can be no assurance that the revenues generated under these confidential advisory services agreements will be sufficient to offset any reduction in revenues recognized under the cancelled leases.

Operating expenses

For the three months ended March 31, 2018, operating expenses amounted to $381,914 as compared to $406,174 for the three months ended March 31, 2017, a decrease of $24,260, or 6.0%. For the three months ended March 31, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended March 31,
	2018	2017
Compensation and benefits	$159,459	$218,293
Professional fees	71,625	38,478
General and administrative expenses	39,865	45,374
Depreciation and amortization	63,419	58,680
Property operating expenses	25,292	21,273
Real estate taxes	22,254	24,076
Total	$381,914	$406,174

●	For the three months ended March 31, 2018, compensation and benefit expense decreased by $58,834, or 27.0%, as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we recorded stock-based compensation of $76,437 as compared to $155,394 for the comparable 2017 period, a decrease of $78,957, or 50.8%. This decrease was offset by an increase in compensation of $20,123 incurred for services performed by our chief executive officer.

●	For the three months ended March 31, 2018, professional fees increased by $33,147, or 86.1%, as compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in consulting fees of $28,568 which related to a reversal in accretion of stock-based consulting expense from the grant of stock options to a consultant during the 2017 period, and an increase in accounting fees of $15,746, offset by a decrease in legal fees of $2,442 and a decrease in investor relations expense of $8,410

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2018, general and administrative expenses decreased by $5,509, or 12.1% as compared to the three months ended March 31, 2017. These decreases were primarily attributable to cost cutting measures such as a decrease in rent expense of $5,602.

●	For the three months ended March 31, 2018, depreciation and amortization expense increased by $4,739, or 8.1%, as compared to the three months ended March 31, 2017 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended March 31, 2018, property operating expenses increased by $4,019, or 18.9%, as compared to the three months ended March 31, 2017. The increase was primarily related to an increase in electricity expenses of approximately $3,300.

●	For the three months ended March 31, 2018, real estate taxes decreased by $1,822, or 7.6%, as compared to the three months ended March 31, 2017. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by our obtaining “permanently-affixed status” for our structure located on this property.

Income from operations

As a result of the factors described above, for the three months ended March 31, 2018, income from operations amounted to $151,347 as compared to $134,093 for the three months ended March 31, 2017, an increase of $17,254, or 12.9%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended March 31, 2018, total other expense, net amounted to $(28,571), as compared to total other income of $754,574, representing a change of $783,145, or 103.8%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, in March 2017, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, during the three months ended March 31, 2017, we recognized a gain on the sale of this building of approximately $831,000. Additionally, during the three months ended March 31, 2018, interest expense decreased by $47,182 which is primarily attributable to the repayment of mortgage payable in April 2017.

Net income

As a result of the foregoing, for the three months ended March 31, 2018 and 2017, net income amounted to $122,776, or $0.01 per common share, and $888,667, or $0.05 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $917,173 and $824,240 of cash as of March 31, 2018 and December 31, 2017, respectively.

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

We currently budget that we would need to spend approximately $2,500,000 for the acquisition and development of the Parachute Project. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

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

As discussed elsewhere in the report, on May 1, 2018, we cancelled our existing related party lease agreements and entered into new related party lease agreements relating to the same properties. Pursuant to the terms of the new leases, we expect our cash flow to decrease for the remainder of 2018. During the remainder of 2018, the decrease in collections of base rent will be approximately $600,000. This decrease in cash flows will be partially offset by a decrease in property operating expenses such as insurance, real estate taxes, maintenance and utilities. The decrease in operating expenses during the remainder of 2018 will range from approximately $50,000 to $75,000. We anticipate that, beginning in January 2019 when the strategic advisory fees commence, cash flows from the new revenue stream could be much greater than what our previous rental revenue model would have yielded. Our inability or failure to manage our growth and expansion and our future advisory fees effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our future operation is dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. We monitor the credit of all tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (3) monitoring the timeliness of rent collections. As of March 31, 2018 and December 31, 2017, we had an assets concentration related to our related party leases. As of March 31, 2018 and December 31, 2017, these related party tenants represented approximately 87% and 90% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Three Months ended March 31, 2018 and 2017

Net cash flow provided by operating activities was $201,694 for the three months ended March 31, 2018 as compared net cash flow used in operating activities to $12,655 for the three months ended March 31, 2017, a change of $189,039.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected net income of $122,776 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $63,419, stock-based compensation expense of $68,559, and the accretion of stock-based stock option expense of $7,878, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $45,214 due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 Group, LLC (“C3C3”), a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company, at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, and net changes in other operating assets and liabilities of $38,653.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected net income of $888,667 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $58,680, stock-based compensation expense of $144,550, net reduction of stock-based stock option expense of $(17,724), and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(229,947), which included an increase in deferred rent receivables of $(179,968).

For the three months ended March 31, 2018, net cash flow used in investing activities amounted to $108,761 and consisted of cash used in the development of rental properties of $108,761. For the three months ended March 31, 2017, net cash flow provided by investing activities amounted to $1,833,006 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188 offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $148,596 and the purchase of property and equipment of $2,586.

Net cash used in financing activities was $0 for the three months ended March 31, 2018 as compared to $80,000 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000.

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

The following tables summarize our contractual obligations as of March 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	484	151	242	91	-
Total	$2,504	$151	$242	$2,111	$-

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

Revenue recognition

Effective on January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 and Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

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

Through March 31, 2018, certain of our leases contained rental increases at specified intervals. We recorded as an asset, and include in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rents receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material rents receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of rent receivable with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or we record a direct write-off of the specific rent receivable.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, we adopted ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. We will continue to evaluate the effect the adoption of ASU 2016-02 will have on the consolidated financial statements of the Company. However, we currently believe that the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee, primarily for our administrative office lease, we will be required to record a lease liability and a right of use asset on our consolidated balance sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 did not have any impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) we had not implemented adequate system and manual controls, and (3) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting since the filing of our annual report on Form 10-K for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
1/12/2018	CFO Oncall, Inc. (Adam Wasserman)	Section 4(a)(2)	16,055	For Services	Restricted	Yes
1/30/2018	David Honaman	Section 4(a)(2)	15,000	For Services	Restricted	Yes
1/30/2018	Alex McLaren	Section 4(a)(2)	25,000	For Services	Restricted	Yes
1/30/2018	Art Friedman	Section 4(a)(2)	15,000	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: May 10, 2018	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and President
(principal executive officer)

Date: May 10, 2018	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (principal financial officer and principal accounting officer)

