Form 10-Q
period 2018-06-30
Zoned Properties, Inc.
filed 2018-08-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 17,434,052 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash	$762,109	$824,240
Rental properties, net	7,314,993	7,170,322
Deferred rent receivable - related parties	-	1,708,734
Note receivable - related party	92,160	182,365
Prepaid expenses and other current assets	83,768	127,902
Property and equipment, net	32,231	35,768
Security deposits	600	2,890

Total Assets	$8,285,861	$10,052,221

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Convertible notes payable - related parties	$2,020,000	$2,020,000
Accounts payable	5,062	8,896
Accrued expenses	61,737	48,468
Accrued expenses - related parties	34,200	33,600
Deferred revenues	53,250	28,750
Security deposits payable - related parties	71,800	71,800
Security deposits payable	5,864	5,864

Total Liabilities	2,251,913	2,217,378

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 17,434,052 and 17,345,497 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	17,434	17,345
Additional paid-in capital	20,725,726	20,630,649
Accumulated deficit	(14,711,212)	(12,815,151)

Total Stockholders' Equity	6,033,948	7,834,843

Total Liabilities and Stockholders' Equity	$8,285,861	$10,052,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES:
Rental revenues	$12,216	$4,629	$24,403	$54,702
Rental revenues - related parties	166,425	500,312	687,499	990,506

Total revenues	178,641	504,941	711,902	1,045,208

OPERATING EXPENSES:
Compensation and benefits	95,523	119,935	254,982	338,228
Professional fees	85,874	82,143	157,499	120,621
General and administrative expenses	37,661	41,207	77,526	86,581
Depreciation and amortization	63,485	49,505	126,904	108,185
Property operating expenses	11,007	41,086	36,299	62,359
Real estate taxes	22,040	21,206	44,294	45,282
Write-off of deferred rent receivable – related parties	1,853,539	-	1,853,539	-

Total operating expenses	2,169,129	355,082	2,551,043	761,256

(LOSS) INCOME FROM OPERATIONS	(1,990,488)	149,859	(1,839,141)	283,952

OTHER (EXPENSES) INCOME:
Interest expenses	-	(1,944)	-	(42,983)
Interest expenses - related parties	(30,300)	(32,245)	(60,600)	(68,688)
Gain on sale of property and equipment	-	-	-	831,753
Interest income	1,951	2,483	3,680	2,786

Total other (expenses) income, net	(28,349)	(31,706)	(56,920)	722,868

(LOSS) INCOME BEFORE INCOME TAXES	(2,018,837)	118,153	(1,896,061)	1,006,820

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(2,018,837)	$118,153	$(1,896,061)	$1,006,820

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.12)	$0.01	$(0.11)	$0.05
Diluted	$(0.12)	$0.01	$(0.11)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,433,667	17,312,655	17,414,977	17,290,422
Diluted	17,433,667	17,924,989	17,414,977	18,132,734

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,896,061)	$1,006,820
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	126,904	108,185
Stock-based compensation	79,408	184,925
Stock option expense	15,758	(6,881)
Gain from sale of property and equipment	-	(831,753)
Write-off of deferred rent receivable – related parties	1,853,539	-
Change in operating assets and liabilities:
Deferred rent receivable - related parties	(144,805)	(352,967)
Real estate tax escrow	-	39,487
Note receivable	90,205	(176,647)
Prepaid expenses and other assets	44,134	49,305
Security deposits	2,290	5,268
Accounts payable	(3,834)	(72,542)
Accrued expenses	13,269	(6,491)
Accrued expenses - related parties	600	(52,241)
Deferred revenues	24,500	(500)
Deferred revenues	-	1,841
Security deposits payable - related party	-	1,800
Security deposits payable	-	(18,600)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	205,907	(120,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(268,038)	(211,801)
Cash received from sale of property and equipment	-	1,984,188
Acquisition of property and equipment	-	(2,586)

NET (USED IN) CASH PROVIDED BY INVESTING ACTIVITIES	(268,038)	1,769,801

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	-	2,020,000
Repayment of convertible note - related party	-	(500,000)
Repayment of convertible note	-	(500,000)
Repayment of mortgage payable	-	(2,100,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(1,080,000)

NET (DECREASE) INCREASE IN CASH	(62,131)	568,810

CASH, beginning of period	824,240	366,024

CASH, end of period	$762,109	$934,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$60,000	$164,788

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued settlement payable	$-	$21,875

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company has the following wholly-owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.
●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.
●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.
●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.
●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.
●	Zoned Colorado Properties, LLC was organized in the State of Colorado on September 17, 2015.
●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.
●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties (see Note 6).

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

The condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2018 and 2017 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the Company had approximately $512,000 and $574,000, respectively, of cash in excess of FDIC limits.

Fair value of financial instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, note receivable – related party, prepaid expenses and other current assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Accounts and note receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. At June 30, 2018 and December 31, 2017, the Company did not have any accounts receivable balance. For the six months ended June 30, 2018 and 2017, the Company did not record any allowances for doubtful accounts.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. As discussed below under “revenue recognition”, for the six months ended June 30, 2018 and 2017, the Company recorded a write-off of deferred rent – related parties of $1,853,539 and nil, respectively.

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

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. The Company commences rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use.

Through April 30, 2018, certain of the Company’s leases contained rental increases at specified intervals. The Company recorded as an asset, and included in revenue, deferred rents receivable that were to be received if the tenant made all rent payments required through the expiration of the initial term of the lease. At December 31, 2017, deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the prior lease terms. On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties (See Note 6). These leases provide for payments with fixed monthly base rents over the term of the leases. Accordingly, the Company reviewed its deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, the Company recorded a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying condensed consolidation statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings (loss) per share is an earnings allocation formula that determines earnings (loss) per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) per common share - basic:
Net income (loss)	$(2,018,837)	$118,153	$(1,896,061)	$1,006,820
Less: undistributed (earnings) loss allocated to participating securities	-	(12,236)	-	(104,264)
Net income (loss) allocated to common stockholders	$(2,018,837)	$105,917	$(1,896,061)	$902,556
Weighted average common shares outstanding - basic	17,433,667	17,312,655	17,414,977	17,290,422
Net income (loss) per common share - basic	$(0.12)	$0.01	$(0.11)	$0.05

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$(2,018,837)	$105,917	$(1,896,061)	$902,556
Add: interest of convertible debt	-	34,189	-	79,380
Numerator for income (loss) per common share - diluted	$(2,018,837)	$140,106	$(1,896,061)	$981,936

Weighted average common shares outstanding - basic	17,433,667	17,312,655	17,414,977	17,290,422
Effect of dilutive securities:
Stock options	-	208,334	-	438,312
Convertible notes payable	-	404,000	-	404,000
Weighted average common shares outstanding – diluted	17,433,667	17,924,989	17,414,977	18,132,734
Net income (loss) per common share - diluted	$(0.12)	$0.01	$(0.11)	$0.05

The following potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive for the three and six months ended June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
Convertible debt	404,000	-
Stock options	1,283,354	-

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

JUNE 30, 2018

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) became effective and, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

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

The Company does not believe it has any uncertain tax positions as of June 30, 2018 and December 31, 2017 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 3 – RENTAL PROPERTIES

At June 30, 2018 and December 31, 2017, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2018	December 31, 2017
Building and building improvements	5-39	$5,386,791	$5,381,372
Construction in progress	-	302,850	40,230
Land	-	2,283,214	2,283,214
Rental properties, at cost		7,972,855	7,704,816
Less: accumulated depreciation		(657,862)	(534,494)
Rental properties, net		$7,314,993	$7,170,322

For the three months ended June 30, 2018 and 2017, depreciation and amortization of rental properties amounted to $61,716 and $47,737, respectively. For the six months ended June 30, 2018 and 2017, depreciation and amortization of rental properties amounted to $123,367 and $104,691, respectively.

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

JUNE 30, 2018

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647, which includes both principal and interest, commencing January 1, 2018. At June 30, 2018 and December 31, 2017, note receivable amounted to $92,160 and $182,365, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(A) Chief financial officer engagement letter

On October 26, 2015, the Company entered into an engagement letter with a company majority owned by the Company’s former Chief Financial Officer (“CFO”). Pursuant to the engagement letter, the Company agreed to pay a base fee of $6,500 in cash per month and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. The engagement letter was terminated in May 2018.

(B) Convertible notes payable – related parties

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. Each of Mr. Abrams and Mr. McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after nine months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement whereby Mr. Abrams reaffirmed his personal guarantee of his obligations under certain of the Company’s commercial leases. Additionally, Mr. Abrams affirmed that the principal of the Abrams convertible debt in the principal amount of $2,000,000 was acknowledged as collateral within the scope of the guaranty included in the commercial lease agreements.

As of June 30, 2018 and December 31, 2017, the principal balance due under these Debentures is $2,020,000. As of June 30, 2018 and December 31, 2017, accrued interest payable due under these Debentures is $31,200 and $30,600, respectively.

For the three months ended June 30, 2018 and 2017, interest expense – related parties amounted to $30,300 and $32,245, respectively. For the six months ended June 30, 2018 and 2017, interest expense – related parties amounted to $60,600 and $68,688, respectively.

(C) Terminated related party lease agreements

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. (“CJK”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) for its properties located in Kingman, AZ and Green Valley, AZ, respectively. CJK and Broken Arrow are owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent of $10,000, subject to a 5% annual increases during the lease term (the “Prior Kingman Lease”). The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent of $7,500, subject to a 5% annual increases during the lease term (the “Prior Green Valley Lease”). These leases were cancelled and new leases were executed on May 1, 2018 (See (D) below).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and was to expire on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 31, 2023 and base rent of $67,460 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 30,000 square feet (together, the “Prior Tempe Leases”). This lease was cancelled and a new lease was executed on May 1, 2018 (See (D) below).

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona (the “Prior Chino Valley Lease”). The Prior Chino Valley Lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and was to expire on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018 (see Note 5). This lease was cancelled and a new lease was executed on May 1, 2018 (See (D) below).

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners are significant stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017. This lease was cancelled on May 1, 2018 (See (D) below).

For the three months ended June 30, 2018 and 2017, rental income associated with all related party leases amounted to $166,425 and $500,312, respectively. For the six months ended June 30, 2018 and 2017, rental income associated with all related party leases amounted to $687,499 and $990,506, respectively. At June 30, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively. At June 30, 2018 and December 31, 2017, security deposits payable to related parties amounted to $71,800 and $71,800, respectively.

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee.

(D) New related party lease agreements

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow. Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra.

On May 1, 2018, Chino Valley, a wholly owned subsidiary of the Company, and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) agreed to terminate the Prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “New Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Chino Valley Lease. The New Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. Broken Arrow is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

On May 1, 2018, Green Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the Prior Green Valley Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “New Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Green Valley Lease. The New Green Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

On May 1, 2018, Zoned Arizona, a wholly owned subsidiary of the Company, and CJK agreed to terminate the Prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “New Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Tempe Leases. The New Tempe Lease provides for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the New Tempe Lease, CJK agreed to maintain insurance in full force during the term of the New Tempe Lease and any other period of occupancy of the premises by CJK. CJK is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

On May 1, 2018, Kingman, a wholly owned subsidiary of the Company, and CJK agreed to terminate the Prior Kingman Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “New Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Kingman Lease. The New Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the New Kingman Lease, CJK agreed to maintain insurance in full force during the term of the New Kingman Lease and any other period of occupancy of the premises by CJK.

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley includes a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Each of Messrs. Abrams and Carra is a significant stockholder of the Company.

The Company’s Prior Leases contained rental increases at specified intervals. Accordingly, through April 30, 2018, rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the Old Lease, which included the effects of rent abatements under the leases. Through April 30, 2018, the Company recorded as an asset, and included in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. At December 31, 2017, deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue with be constant over the New Lease terms. Accordingly, on May 1, 2018, the Company wrote off its deferred rent receivable in the amounts of $1,853,539 and recorded a write-off of deferred rent receivable – related parties of $1,853,539.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(B) Common stock issued for services

On January 12, 2018, pursuant to an engagement letter dated in October 2015, the Company issued 16,055 shares of its common stock to a Company majority owned by the Company’s former CFO for services rendered. The shares were valued at their fair value of $16,858, or $1.05 per common share, which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2018, the Company recorded stock-based compensation expense of $16,858.

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

(C) Stock options granted pursuant to consulting and employment agreements

At June 30, 2018, there were 1,290,000 options outstanding and 1,115,000 options vested and exercisable. As of June 30, 2018, there was $87,214 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at June 30, 2018 was approximately $800 and was calculated based on the difference between the quoted share price on June 30, 2018 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	1,290,000	$0.99	7.74	$126,500
Granted	-	-
Balance Outstanding June 30, 2018	1,290,000	$0.99	7.25	$800
Exercisable, June 30, 2018	1,115,000	$0.99	7.25	$800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Agreement. As of June 30, 2018, the Company and Seller have yet to complete the purchase.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Letter of intent

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program.  Under the terms of the letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. At June 30, 2018 and December 31, 2017, deferred revenue related to this letter of intent amounted to $50,000 and $25,000, respectively.

Confidential Advisory Services Agreements

On May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. These Agreements may be terminated prior to the expiration of the Term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon thirty calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these Agreements. Pursuant to the terms of the Broken Arrow CASA and CJK CASA, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the (“Revenue Fee”), commencing January 2019. The Revenue Fee shall be paid on a monthly basis, no later than thirty calendar days following the end of the immediately preceding calendar month, and the amount of such monthly payment of the Revenue Fee shall be equal to the product of (a) ten percent (10%), multiplied by (b) the gross revenues of Advisory Clients for such immediately preceding calendar month. Notwithstanding the foregoing, upon the filing of the federal or state tax returns of Advisory Clients, (i) the Advisor Clients shall calculate the Revenue Fee based on the amount of the Advisory Client’s gross revenue reported on such federal or state tax returns, and (ii), if the amount of such calculation is greater than the sum of all monthly Revenue Fees payable to the Company under these Agreements, the Advisory Clients shall pay to the Company the amount of such difference, which amount is in addition to all monthly Revenue Fees due to the Company under these Agreements.

NOTE 9 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies, CJK and Broken Arrow, who are owned, in whole or part, directly or indirectly, by Messrs. Abrams and Carra, each whom is a significant stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with C3C3, a company indirectly owned by Messrs. Abrams and Carra. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At June 30, 2018 and December 31, 2017, note receivable amounted to $92,160 and $182,365, respectively.

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 6). This related party lease restructuring will cause a reduction in the Company’s revenue for the remainder of 2018 of approximately $456,000. Pursuant to the terms of the confidential advisory services agreements (See Note 6), the Company shall perform certain advisory services in exchange for a fee equal to 10% of CJK’s and Broken Arrow’s gross revenues commencing January 2019. Beginning in 2019, there can be no assurance that the revenues generated under these confidential advisory services agreements will be sufficient to offset any reduction in revenues recognized under the cancelled leases. Any additional reduction in revenue from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

For the three months ended June 30, 2018 and 2017, rental revenue associated with the related party leases described above amounted to $166,425 and $500,312, which represents 93.2% and 99.1% of the Company’s total revenues, respectively. For the six months ended June 30, 2018 and 2017, rental revenue associated with the related party leases described above amounted to $687,499 and $990,506, which represents 96.6% and 94.9% of the Company’s total revenues, respectively. At June 30, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of June 30, 2018 and December 31, 2017, the Company had an asset concentration related to the related party tenants. As of June 30, 2018 and December 31, 2017, these related party tenants represented approximately 86.0% and 90.0% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of June 30, 2018, the lease agreements with related party tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 6). Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra.

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

Overview

Zoned Properties is a strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical marijuana industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on the strategic development of commercial properties that face unique zoning challenges; identifying solutions that could potentially have a major impact on cash flow and property value. We target commercial properties that can be acquired and re-zoned or permitted for specific purposes. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the six months ended June 30, 2018 and 2017, improvements made to rental properties amounted to $268,038 and $211,801, respectively.

In May 2018, we transitioned to a new and strategically important business model designed to better align our interests with those of our tenants and clients, positioning us to benefit from the growth of the medical marijuana industry. Under the new model, we and our primary tenants and clients in Arizona, doing business as Hana Meds, have agreed to the following:

●	We leased the entirety of our licensed medical marijuana facilities located in Arizona at Chino Valley, Green Valley, Tempe and Kingman to Hana Meds, with plans to further expand the developments as operational needs increase over time.
●	Lease terms for the New Chino Valley Lease, New Tempe Lease, New Kingman Lease and New Green Valley Lease have been extended through the year 2040.
●	Base rent rates have been modified to be in line with industry averages beginning May 1, 2018.
●	We and Hana Meds have entered into a long-term strategic advisory relationship, under which we will assist Hana Meds in all aspects of building and facility performance, aiming to increase efficiency, sustainability and profitability.
●	We will receive an advisory fee equal to 10% of gross revenues, paid monthly beginning in January 2019.

We believe that this business pivot will enable us to grow more significantly along-side our tenants and clients, positioning us to benefit from the growth in the medical marijuana industry, especially as more states consider legalization of medical marijuana and we establish new client relationships. We anticipate that, beginning in January 2019 when the strategic advisory fees commence, the new revenue stream could be much greater than what our previous rental revenue model would have yielded.

As discussed above, on May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements (See Note 6 (C). Also on May 1, 2018, we entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties (see Note 6 (D). As of May 1, 2018, a summary of rental properties owned by us, which includes the cancellation of the existing related party lease agreements and the signing of new related party lease agreements, consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1	Total Properties

Land Area (Acres)	3.65	47.6	0.8	1.33	0.16	53.54

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	7,061	2,330,468
Undeveloped Land Area (Sq. Feet)	0	1,812,563	34,717	0	0	1,847,280
Developed Land Area (Sq. Feet)	158,772	259,586	0	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	0	0	-	0	0	0
Sq. Ft. rented as of June 30, 2018	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2018 (remainder of year)	$201,000	$210,000	$-	$21,000	$24,000	$456,000
2019	402,000	420,000	-	42,000	48,000	912,000
2020	402,000	420,000	-	42,000	48,000	912,000
2021	402,000	420,000	-	42,000	48,000	912,000
2022	402,000	420,000	-	42,000	48,000	912,000
Thereafter	6,968,000	7,280,000	-	728,000	832,000	15,808,000
Total	$8,777,000	$9,170,000	$-	$917,000	$1,048,000	$19,912,000

Annualized $ per Building Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2018	$6.7	$10.5	-	$29.2	$32.1
2019	$6.7	$10.5	-	$29.2	$32.1
2020	$6.7	$10.5	-	$29.2	$32.1
2021	$6.7	$10.5	-	$29.2	$32.1
2022	$6.7	$10.5	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

Recent Developments

In October 2017, we and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. At June 30, 2018 and December 31, 2017, deferred revenue related to this letter of intent amounted to $50,000 and $25,000, respectively.

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

On May, 23, 2018, our chief financial officer resigned and became a consultant to the Company providing accounting and financial reporting services.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the periods ended June 30, 2018 and 2017, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2018 and 2017.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2018 and 2017

Revenues

For the three and six months ended June 30, 2018 and 2017, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent revenues	$12,216	$4,629	$24,403	$54,702
Rent revenues – related parties	166,425	500,312	687,499	990,506
Total revenues	$178,641	$504,941	$711,902	$1,045,208

For the three months ended June 30, 2018, total revenues amounted to $178,641, including related party revenues of $166,425, as compared to total revenues of $504,941, including related party revenues of $500,312, for the three months ended June 30, 2017, a decrease of $326,300, or 64.6%. This decrease in revenues was attributable to a decrease in rent revenues – related parties of $333,887, or 66.7%, offset by an increase in third party rent revenues of $7,587, or 163.9%.

For the six months ended June 30, 2018, total revenues amounted to $711,902, including related party revenues of $687,499, as compared to total revenues of $1,045,208, including related party revenues of $990,506, for the six months ended June 30, 2017, a decrease of $333,306, or 31.9%. This decrease in revenues was attributable to a decrease in third party rent revenues of $30,299, or 55.4%, caused by the sale of one of our Tempe buildings that was leased to a third-party tenant during the first quarter of 2017, as well as a decrease in rent revenues – related parties of $303,007, or 30.6%.

The decreases in rent revenues - related parties for the three and six months ended June 30, 2018 as compared the three and six months ended June 30, 2017 was attributable to the restructuring of related party leases on May 1, 2018, which caused a material reduction in our rent revenues from related party leases. We effect an additional decrease in rent revenues – related parties for the remainder of 2018 of approximately $456,000.

Operating expenses

For the three months ended June 30, 2018, operating expenses amounted to $2,169,129 as compared to $355,082 for the three months ended June 30, 2017, an increase of $1,814,047, or 510.9%. For the six months ended June 30, 2018, operating expenses amounted to $2,551,043 as compared to $761,256 for the six months ended June 30, 2017, an increase of $1,789,787, or 235.1%. For the three and six months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation and benefits	$95,523	$119,935	$254,982	$338,228
Professional fees	85,874	82,143	157,499	120,621
General and administrative expenses	37,661	41,207	77,526	86,581
Depreciation and amortization	63,485	49,505	126,904	108,185
Property operating expenses	11,007	41,086	36,299	62,359
Real estate taxes	22,040	21,206	44,294	45,282
Write-off of deferred rent receivable – related parties	1,853,539	-	1,853,539	-
Total	$2,169,129	$355,082	$2,551,043	$761,256

●	For the three months ended June 30, 2018, compensation and benefit expense decreased by $24,412, or 20.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, compensation and benefit expense decreased by $83,246, or 24.6%, as compared to the six months ended June 30, 2017. During the three and six months ended June 30, 2018, we recorded stock-based compensation of $14,079 and $90,516 as compared to $43,344 and $198,738 for the comparable 2017 periods, a decrease of $29,265, or 67.5%, and $108,222, or 54.5%, respectively. This decrease was offset by an increase in compensation of $24,976 incurred for services performed by our chief executive officer during the six months ended June 30, 2018.

●	For the three months ended June 30, 2018, professional fees increased by $3,731, or 4.5%, as compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in accounting fees of $5,700, offset by a decrease in consulting fees of $2,250.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended June 30, 2018, general and administrative expenses decreased by $3,546, or 8.6% as compared to the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in insurance expense of $7,248, offset by an increase in office expenses of $2,933 and filing fees of $569. For the six months ended June 30, 2018, general and administrative expenses decreased by $9,055, or 10.5%, as compared to the six months ended June 30, 2017. These decreases were primarily attributable to decreases in insurance expense of $6,696, rent expense of $5,616 and repairs and maintenance of $4,619, offset by increases in office expense of $5,566 and travel expense of $2,318.

●	For the three and six months ended June 30, 2018, depreciation and amortization expense increased by $13,980, or 28.2%, and $18,719, or 17.3%, as compared to the three and six months ended June 30, 2017, respectively, and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended June 30, 2018, property operating expenses decreased by $30,079, or 73.2%, as compared to the three months ended June 30, 2017. The decrease was primarily related to a decrease in electricity expenses of approximately $6,200 as well a decrease in repair expenses of approximately $20,100. For the six months ended June 30, 2018, property operating expenses decreased by $26,060, or 41.8%, as compared to the six months ended June 30, 2017. The decrease was primarily related to cost cutting measures, offset by an increase in property insurance expense of approximately $4,800.

●	For the three months ended June 30, 2018, real estate taxes increased by $834, or 3.9%, as compared to the three months ended June 30, 2017. This increase was attributable to an increase in real estate taxes incurred. For the six months ended June 30, 2018, real estate taxes decreased by $988, or 2.2%, as compared to the six months ended June 30, 2017. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by our obtaining “permanently-affixed status” for our structure located on this property.

●	During the three and six months ended June 30, 2018, we recorded a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying condensed consolidation statements of operations. We did not record any write-off of receivables during the 2017 periods. On May 1, 2018, we and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties. The new leases provide for payments of fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded a write-off of deferred rent receivable – related parties of $1,853,539.

Income (loss) from operations

As a result of the factors described above including the termination of old related party lease agreements and entering into new related party lease agreements which caused a decrease in rental income, and the write off of deferred rent receivables related to the old lease agreement, for the three months ended June 30, 2018, loss from operations amounted to $(1,990,488), as compared to income from operations of $149,859 for the three months ended June 30, 2017, a change of $2,140,347, or 1,428.2%. For the six months ended June 30, 2018, loss from operations amounted to $(1,839,141) as compared to income from operations of $283,952 for the six months ended June 30, 2017, a change of $2,123,093, or 747.7%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended June 30, 2018, total other expense, net amounted to $(28,349), as compared to total other expense of $(31,706), representing a decrease of $3,357, or 10.6%. The change was attributable to decreases in interest expense of $1,994 and interest expense – related parties of $1,945, offset by a decrease in interest income of $532. For the six months ended June 30, 2018, total other expense, net amounted to $(56,920) as compared to total other income of $722,868, representing a decrease of $779,788, or 107.9%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000 in 2017. In addition, interest expense decreased by $42,983, and interest expense - related parties decreased by $8,088 as compared to 2017.

Net (loss) income

As a result of the foregoing, for the three months ended June 30, 2018 and 2017, net (loss) income amounted to $(2,018,837), or $(0.12) per common share, and $118,153, or $0.01 per common share, respectively. Additionally, for the six months ended June 30, 2018 and 2017, net (loss) income amounted to $(1,896,061), or $(0.11) per common share, and $1,006,820, or $0.05 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $762,109 and $824,240 of cash as of June 30, 2018 and December 31, 2017, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from the collection of rental income, and from various financing activities such as from the sale of our common stock and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition and buildout of rental properties;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

●	A decrease in rent revenues – related parties and related cash flows from such rent during the remainder of 2018 due to the restructuring of these leases.

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

As discussed elsewhere in the report, on May 1, 2018, we cancelled our existing related party lease agreements and entered into new related party lease agreements relating to the same properties. Pursuant to the terms of the new leases, we expect our cash flow to decrease for the remainder of 2018. During the remainder of 2018, the decrease in collections of base rent will be approximately $456,000. This decrease in cash flows will be partially offset by a decrease in property operating expenses such as insurance upon the expiration of current insurance policies, maintenance and utilities. The decrease in operating expenses during the remainder of 2018 will range from approximately $50,000 to $75,000. We anticipate that, beginning in January 2019 when the strategic advisory fees commence, cash flows from the new revenue stream could be much greater than what our previous rental revenue model would have yielded. Our inability or failure to manage our growth and expansion and our future advisory fees effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our future operations are dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. We monitor the credit of all tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2018 and December 31, 2017, we had an assets concentration related to our related party leases. As of June 30, 2018 and December 31, 2017, these related party tenants represented approximately 86.0% and 90.0% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Six Months ended June 30, 2018 and 2017

Net cash flow provided by operating activities was $205,907 for the six months ended June 30, 2018 as compared net cash flow used in operating activities of $120,991 for the six months ended June 30, 2017, a change of $326,898.

●	Net cash flow provided by operating activities for the six months ended June 30, 2018 primarily reflected net loss of $(1,896,061) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $126,904, stock-based compensation expense of $79,408, the accretion of stock-based stock option expense of $15,758, and a non-cash write-off of deferred rent receivable – related parties of $1,853,539 associated with the write-off of all remaining deferred rent receivable, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $90,205 due to the receipt of funds from the repayment of this note , and net changes in other operating assets and liabilities of $80,959.

●	Net cash flow used in operating activities for the six months ended June 30, 2017 primarily reflected net income of $1,006,820 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $108,185, stock-based compensation expense of $184,925, net reduction of stock-based stock option expense of $(6,881), and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(582,286), which included an increase in deferred rent receivables of $(352,967), an increase in notes receivable of $176,647 due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, and a decrease in accrued expenses – related parties due the payment of accrued interest of approximately $93,000.

For the six months ended June 30, 2018, net cash flow used in investing activities amounted to $268,038 and consisted of cash used in the development of rental properties. For the six months ended June 30, 2017, net cash flow provided by investing activities amounted to $1,769,801 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188 offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $211,801, and the purchase of property and equipment of $2,586.

Net cash used in financing activities was $0 for the six months ended June 30, 2018 as compared to $1,080,000 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000 and repaid convertible notes payable of $1,000,000.

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

The following tables summarize our contractual obligations as of June 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	454	151	242	61	-
Total	$2,474	$151	$242	$2,081	$-

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

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use.

Through April 30, 2018, certain of our leases contained rental increases at specified intervals. We recorded as an asset, and included in revenue, rents receivable that was to be received if the tenant made all rent payments required through the expiration of the initial term of the lease. At December 31, 2017, deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the prior lease terms. On May 1, 2018, we and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties (See Note 6). These leases provide for payments fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 was impaired since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying condensed consolidation statements of operations.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) we had not implemented adequate system and manual controls, (3) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems and (4) the recent resignation of our Chief Financial Officer who is now is an accounting consultant to the Company. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control

Other than the resignation of our chief financial officer, there were no changes in our internal control over financial reporting since the filing of our quarterly report on Form 10-Q for the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our former chief financial officer is now a consultant to the Company providing us with accounting and financial reporting services and his resignation did not materially change our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
4/2/2018	Derek Overstreet	Section 4(a)(2)	10,000	For Services	Restricted	Yes
4/2/2018	Hayden IR, LLC	Section 4(a)(2)	7,500	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: August 13, 2018	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

