Form 10-Q
period 2018-09-30
Zoned Properties, Inc.
filed 2018-11-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, the registrant had 17,441,552 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash	$685,045	$824,240
Rental properties, net	7,395,808	7,170,322
Deferred rent receivable - related parties	-	1,708,734
Note receivable - related party	46,447	182,365
Prepaid expenses and other current assets	130,749	127,902
Property and equipment, net	30,463	35,768
Security deposits	600	2,890

Total Assets	$8,289,112	$10,052,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible notes payable - related parties	$2,020,000	$2,020,000
Accounts payable	-	8,896
Accrued expenses	93,857	48,468
Accrued expenses - related parties	34,500	33,600
Deferred revenues	3,000	28,750
Security deposits payable - related parties	71,800	71,800
Security deposits payable	6,032	5,864

Total Liabilities	2,229,189	2,217,378

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 17,441,552 and 17,345,497 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,442	17,345
Additional paid-in capital	20,738,321	20,630,649
Accumulated deficit	(14,697,840)	(12,815,151)

Total Stockholders’ Equity	6,059,923	7,834,843

Total Liabilities and Stockholders’ Equity	$8,289,112	$10,052,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES:
Rental revenues	$12,876	$13,291	$37,279	$67,993
Rental revenues - related parties	249,638	522,103	937,137	1,512,609

Total revenues	262,514	535,394	974,416	1,580,602

OPERATING EXPENSES:
Compensation and benefits	63,766	107,173	318,748	445,401
Professional fees	63,052	45,381	220,551	166,002
General and administrative expenses	46,046	44,118	123,572	130,699
Depreciation and amortization	74,198	59,580	201,102	167,765
Property operating expenses	971	28,163	37,270	90,522
Real estate taxes	22,038	21,206	66,332	66,488
Settlement expense	-	20,500	-	20,500
Write-off of related party receivable	-	-	1,853,539	-

Total operating expenses	270,071	326,121	2,821,114	1,087,377

(LOSS) INCOME FROM OPERATIONS	(7,557)	209,273	(1,846,698)	493,225

OTHER (EXPENSES) INCOME:
Interest expenses	-	-	-	(42,983)
Interest expenses - related parties	(30,300)	(30,300)	(90,900)	(98,988)
Other income	50,000	-	50,000	-
Gain on sale of property and equipment	-	-	-	831,753
Interest income	1,229	2,836	4,909	5,622

Total other (expenses) income, net	20,929	(27,464)	(35,991)	695,404

(LOSS) INCOME BEFORE INCOME TAXES	13,372	181,809	(1,882,689)	1,188,629

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$13,372	$181,809	$(1,882,689)	$1,188,629

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$0.00	$0.01	$(0.11)	$0.06
Diluted	$0.00	$0.01	$(0.11)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,436,253	17,318,128	17,422,147	17,299,805
Diluted	17,436,253	17,930,461	17,422,147	18,142,071

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,882,689)	$1,188,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	201,102	167,765
Stock-based compensation	84,132	204,000
Stock option expense	23,637	3,962
Stock-based settlement expense	-	10,500
Gain from sale of property and equipment	-	(831,753)
Impairment loss	1,853,539	-
Change in operating assets and liabilities:
Rent receivable	-	(72,335)
Deferred rent receivable - related parties	(144,805)	(537,756)
Real estate tax escrow	-	39,487
Note receivable	135,918	(179,483)
Prepaid expenses and other assets	(2,847)	6,100
Security deposits	2,290	5,268
Accounts payable	(8,896)	(67,659)
Accrued expenses	45,389	18,427
Accrued expenses - related parties	900	(52,241)
Deferred revenues	(25,750)	(750)
Deferred revenues - related party	-	1,841
Security deposits payable - related party	-	1,800
Security deposits payable	168	(16,100)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	282,088	(110,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(421,283)	(365,863)
Cash received from sale of property and equipment	-	1,984,188
Acquisition of property and equipment	-	(2,586)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(421,283)	1,615,739

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	-	2,020,000
Repayment of convertible note - related party	-	(500,000)
Repayment of convertible note	-	(500,000)
Repayment of mortgage payable	-	(2,100,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(1,080,000)

NET (DECREASE) INCREASE IN CASH	(139,195)	425,441

CASH, beginning of period	824,240	366,024

CASH, end of period	$685,045	$791,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$90,000	$192,087

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued settlement payable	$-	$21,875

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company has the following wholly-owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2018 and 2017 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the Company had approximately $435,000 and $574,000, respectively, of cash in excess of FDIC limits.

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

Accounts and note receivable

At September 30, 2018 and December 31, 2017, the Company did not have any accounts receivable balance. For the nine months ended September 30, 2018 and 2017, the Company did not record any allowances for doubtful accounts. The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. As discussed below under “revenue recognition”, for the nine months ended September 30, 2018, the Company recorded a write-off of deferred rent – related parties of $1,853,539.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) per common share - basic:
Net income (loss)	$13,372	$181,809	$(1,882,689)	$1,188,629
Less: undistributed (earnings) loss allocated to participating securities	(1,451)	(18,829)	-	(123,099)
Net income (loss) allocated to common stockholders	$11,921	$162,980	$(1,882,689)	$1,065,530
Weighted average common shares outstanding - basic	17,436,253	17,318,128	17,422,147	17,299,805
Net income (loss) per common share - basic	$0.00	$0.01	$(0.11)	$0.06

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$11,921	$162,980	$(1,882,689)	$1,065,530
Add: interest of convertible debt	-	30,300	-	109,681
Numerator for income (loss) per common share - diluted	$11,921	$193,280	$(1,882,689)	$1,175,211

Weighted average common shares outstanding - basic	17,436,253	17,318,128	17,422,147	17,299,805
Effect of dilutive securities:
Stock options	-	4,509	-	229,043
Convertible notes payable	-	404,000	-	469,802
Weighted average common shares outstanding – diluted	17,436,253	17,726,637	17,422,147	17,998,650
Net income (loss) per common share - diluted	$0.00	$0.01	$(0.11)	$0.06

The following potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible debt	404,000	-	404,000	-
Stock options	1,290,000	1,250,000	1,290,000	-

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

SEPTEMBER 30, 2018

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

The Company does not believe it has any uncertain tax positions as of September 30, 2018 and December 31, 2017 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

SEPTEMBER 30, 2018

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

NOTE 3 – RENTAL PROPERTIES

At September 30, 2018 and December 31, 2017, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2018	December 31, 2017
Building and building improvements	5-39	$5,625,891	$5,381,372
Construction in progress	-	216,995	40,230
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,126,100	7,704,816
Less: accumulated depreciation		(730,292)	(534,494)
Rental properties, net		$7,395,808	$7,170,322

For the three months ended September 30, 2018 and 2017, depreciation and amortization of rental properties amounted to $72,430 and $57,812, respectively. For the nine months ended September 30, 2018 and 2017, depreciation and amortization of rental properties amounted to $195,797 and $162,503, respectively.

NOTE 4 – RENTAL PROPERTY HELD FOR SALE

On December 22, 2016, the Company entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, the Purchaser paid a deposit of $20,000 within three days of entry into the Purchase Contract, which amount was being held in escrow by a third party. In 2017, the Purchaser deposited an additional deposit of $20,000. The remainder of the purchase price ($2.085 million) was due at closing. Pursuant to the terms of the Purchase Contract, the purchase closed on March 15, 2017. In connection with the sale, the Company recorded a gain of approximately $831,000. In connection with the sale of its buildings on March 15, 2017, the Company repaid all outstanding principal and interest due on the mortgage payable.

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647, which includes both principal and interest, commencing January 1, 2018. At September 30, 2018 and December 31, 2017, note receivable amounted to $46,447 and $182,365, respectively.

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

SEPTEMBER 30, 2018

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

As of September 30, 2018 and December 31, 2017, the principal balance due under these Debentures is $2,020,000. As of September 30, 2018 and December 31, 2017, accrued interest payable due under these Debentures is $31,500 and $30,600, respectively.

For the three months ended September 30, 2018 and 2017, interest expense – related parties amounted to $30,300 and $30,300, respectively. For the nine months ended September 30, 2018 and 2017, interest expense – related parties amounted to $90,900 and $98,988, respectively.

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

SEPTEMBER 30, 2018

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

The Company’s Prior Leases contained rental increases at specified intervals. Accordingly, through April 30, 2018, rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the Old Lease, which included the effects of rent abatements under the leases. Through April 30, 2018, the Company recorded as an asset, and included in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. At December 31, 2017, deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue will be constant over the New Lease terms. Accordingly, on May 1, 2018, the Company wrote off its deferred rent receivable in the amounts of $1,853,539 and recorded a write-off of deferred rent receivable – related parties of $1,853,539.

For the three months ended September 30, 2018 and 2017, rental income associated with all related party leases amounted to $249,638 and $522,103, respectively. For the nine months ended September 30, 2018 and 2017, rental income associated with all related party leases amounted to $937,137 and $1,512,609, respectively. At September 30, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively. At September 30, 2018 and December 31, 2017, security deposits payable to related parties amounted to $71,800, respectively.

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

In connection with a consulting agreement with an investor relations firm effective September 1, 2016 for investor relations services, on April 2, 2018 and on September 3, 2018, the Company issued 7,500 and 7,500 shares of restricted stock, respectively. On April 2, 2018 the shares were valued at a fair value of $4,650 using the quoted share price on the date of grant of $0.62 per common share. Accordingly, the Company recorded consulting fees of $4,650. On September 3, 2018, the shares were valued at a fair value of $4,724 using the quoted share price on the date of grant of $0.63 per common share. Accordingly, the Company recorded consulting fees of $4,724.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(C) Stock options granted pursuant to consulting and employment agreements

At September 30, 2018, there were 1,290,000 options outstanding and 1,115,000 options vested and exercisable. As of September 30, 2018, there was $79,335 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at September 30, 2018 was nil and was calculated based on the difference between the quoted share price on September 30, 2018 and the exercise price of the underlying options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement. As of September 30, 2018, the Company and Seller have yet to complete the purchase.

Letter of intent

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of the letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. During 2018, the letter of intent expired and the Company recognized $50,000 of non-refundable deposits as other income. As of September 30, 2018 and December 31 2017, deferred revenue related to the letter of intent amounted to $0 and $25,000, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 9 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies, CJK and Broken Arrow, who are owned, in whole or part, directly or indirectly, by Messrs. Abrams and Carra, each whom is a significant stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with C3C3, a company indirectly owned by Messrs. Abrams and Carra. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At September 30, 2018 and December 31, 2017, note receivable amounted to $46,447 and $182,365, respectively.

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 6). This related party lease restructuring will cause a reduction in the Company’s revenue for the remainder of 2018 of approximately $283,000. Pursuant to the terms of the confidential advisory services agreements (See Note 6), the Company shall perform certain advisory services in exchange for a fee equal to 10% of CJK’s and Broken Arrow’s gross revenues commencing January 2019. Beginning in 2019, there can be no assurance that the revenues generated under these confidential advisory services agreements will be sufficient to offset any reduction in revenues recognized under the cancelled leases. Any additional reduction in revenue from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

For the three months ended September 30, 2018 and 2017, rental revenue associated with the related party leases described above amounted to $249,638 and $522,103, which represents 95.1% and 97.5% of the Company’s total revenues, respectively. For the nine months ended September 30, 2018 and 2017, rental revenue associated with the related party leases described above amounted to $937,137 and $1,512,609, which represents 96.2% and 95.7% of the Company’s total revenues, respectively. At September 30, 2018 and December 31, 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of September 30, 2018 and December 31, 2017, the Company had an asset concentration related to the related party tenants. As of September 30, 2018 and December 31, 2017, these related party tenants represented approximately 86.6% and 90.0% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of September 30, 2018, the lease agreements with related party tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

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

We manage a portfolio of properties that we own, lease, and provide direct development on each property we acquire. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, facilities management, and state of the art security systems. During the nine months ended September 30, 2018 and 2017, improvements made to rental properties amounted to $421,283 and $368,450, respectively.

In May 2018, we transitioned to a new and strategically important business model designed to better align our interests with those of our tenants and clients, positioning us to benefit from the growth of the medical marijuana industry.

Under the new model, we and our primary tenants in Arizona, Broken Arrow and CJK, doing business as Hana Meds, have agreed to the following:

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

Our intention with this business pivot was to enable us to grow more significantly alongside our tenants and clients, thereby positioning us to benefit from the growth in the medical marijuana industry, especially as more states consider legalization of medical marijuana and we establish new client relationships. Our tenants have recently expressed to us concern regarding their ability to sustain the 10% gross revenue rent payments, and we are considering whether those arrangements will be mutually beneficial to us and our tenants. We are revisiting the structure of those arrangements, as well as the rent that we could realistically charge, considering the financial impact to our tenants and their ability to sustain these arrangements.

The end of 2018 and 2019 will be heavily focused on the growth of a diversified revenue stream. We intend to accomplish this by prospecting new advisory services across the country for private and municipal clients. We believe that strategic real estate advisory services are likely to emerge as the growth engine for Zoned Properties and are moving to take advantage of new opportunities to create sustainable shareholder value.

As discussed above, on May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties. As of November 1, 2018, a summary of rental properties owned by us, which includes the cancellation of the existing related party lease agreements and the signing of new related party lease agreements, consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1	Total Properties

Land Area (Acres)	3.65	47.6	0.8	1.33	0.16	53.54

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	7,061	2,330,468
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	-	1,847,280
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of September 30, 2018	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2018 (remainder of year)	$100,500	$105,000	$-	$10,500	$12,000	$228,000
2019	402,000	420,000	-	42,000	48,000	912,000
2020	402,000	420,000	-	42,000	48,000	912,000
2021	402,000	420,000	-	42,000	48,000	912,000
2022	402,000	420,000	-	42,000	48,000	912,000
Thereafter	6,968,000	7,280,000	-	728,000	832,000	15,808,000
Total	$8,676,500	$9,065,000	$-	$906,500	$1,036,000	$19,684,000

Annualized $ per Building Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2018	$6.7	$10.5	-	$29.2	$32.1
2019	$6.7	$10.5	-	$29.2	$32.1
2020	$6.7	$10.5	-	$29.2	$32.1
2021	$6.7	$10.5	-	$29.2	$32.1
2022	$6.7	$10.5	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

Recent Developments

In October 2017, we and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program. Under the terms of letter of intent, the two companies agreed to work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. During 2018 the letter of intent expired and the Company recognized $50,000 of non-refundable deposits as other income. At September 30, 2018 and December 31, 2017, deferred revenue related to this letter of intent amounted to $0 and $25,000, respectively.

Currently, 33 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Marijuana remains classified as a Schedule I controlled substance by the U.S. Drug Enforcement Agency (the “DEA”), and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. On September 27, 2018, however, the DEA announced that drugs, including “finished dosage formulations” of cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) below 0.1%, will be considered Schedule 5 drugs as long as the medications have been approved by the U.S. Food and Drug Administration. THC and CBD are two natural compounds found in cannabis plants. THC is the main psychoactive compound in marijuana, while CBD is an antagonist to, and inhibits the physiological action to, THC. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, expired on September 30, 2018 and has not been renewed. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

On May 23, 2018, our chief financial officer resigned and became a consultant to the Company providing accounting and financial reporting services.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the periods ended September 30, 2018 and 2017, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2018 and 2017.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2018 and 2017

Revenues

For the three and nine months ended September 30, 2018 and 2017, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent revenues	$12,876	$13,291	$37,279	$67,993
Rent revenues – related parties	249,638	522,103	937,137	1,512,609
Total revenues	$262,514	$535,394	$974,416	$1,580,602

For the three months ended September 30, 2018, total revenues amounted to $262,514, including related party revenues of $249,638, as compared to total revenues of $535,394, including related party revenues of $522,103, for the three months ended September 30, 2017, a decrease of $272,880, or 51.0%. This decrease in revenues was attributable to a decrease in rent revenues – related parties of $272,465, or 52.2%, coupled with a decrease in third party rent revenues of $415, or 31.1%.

For the nine months ended September 30, 2018, total revenues amounted to $974,416, including related party revenues of $937,137, as compared to total revenues of $1,580,602, including related party revenues of $1,512,609, for the nine months ended September 30, 2017, a decrease of $606,186, or 38.4%. This decrease in revenues was attributable to a decrease in third party rent revenues of $30,714, or 45.2%, caused by the sale of one of our Tempe buildings that was leased to a third-party tenant during the first quarter of 2017, as well as a decrease in rent revenues – related parties of $575,472, or 38.0%.

The decreases in rent revenues - related parties for the three and nine months ended September 30, 2018, as compared the three and nine months ended September 30, 2017 was attributable to the restructuring of related party leases on May 1, 2018, which caused a material reduction in our rent revenues from related party leases. We expect an additional decrease in rent revenues – related parties for the remainder of 2018 of approximately $228,000.

Operating expenses

For the three months ended September 30, 2018, operating expenses amounted to $270,071, as compared to $326,121 for the three months ended September 30, 2017, a decrease of $56,050, or 17.2%. For the nine months ended September 30, 2018, operating expenses amounted to $2,821,114, as compared to $1,087,377 for the nine months ended September 30, 2017, an increase of $1,733,737, or 159.4%. For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Compensation and benefits	$63,766	$107,173	$318,748	$445,401
Professional fees	63,052	45,381	220,551	166,002
General and administrative expenses	46,046	44,118	123,572	130,699
Depreciation and amortization	74,198	59,580	201,102	167,765
Property operating expenses	971	28,163	37,270	90,522
Real estate taxes	22,038	21,206	66,332	66,488
Settlement expense	-	20,500	-	20,500
Write-off of deferred rent – related parties	-	-	1,853,539	-
Total	$270,071	$326,121	$2,821,114	$1,087,377

●	For the three months ended September 30, 2018, compensation and benefit expense decreased by $43,407, or 40.50%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, compensation and benefit expense decreased by $126,653, or 28.44%, as compared to the nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, we recorded stock-based compensation of $7,879 and $98,395, as compared to $25,644 and $224,381 for the comparable 2017 periods, a decrease of $17,764, or 69.3%, and $125,986, or 56.2%, respectively. The decrease was primarily attributed to the departure of our chief financial officer and amounted to $30,000 and $26,000, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decrease was offset by an increase in compensation of $4,875 and $15,481 incurred due to an increase in compensation incurred for services performed by our chief executive officer during the three and nine months ended September 30, 2018.

●	For the three months ended September 30, 2018, professional fees increased by $17,671, or 38.94%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in accounting fees of $23,700, offset by a decrease in legal fees of $2,861 and a decrease in public relations expenses of $3,208.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended September 30, 2018, general and administrative expenses increased by $1,928, or 4.4%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, general and administrative expenses decreased by $7,127, or 5.4%, as compared to the nine months ended September 30, 2017.

●	For the three and nine months ended September 30, 2018, depreciation and amortization expense increased by $14,618, or 24.5%, and $33,337, or 19.9%, as compared to the three and nine months ended September 30, 2017, respectively, and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended September 30, 2018, property operating expenses decreased by $27,192, or 96.55%, as compared to the three months ended September 30, 2017. The decrease was attributable to an amended lease agreement executed on May 1, 2018 pursuant to which tenants are responsible for their operating expenses. For the nine months ended September 30, 2018, property operating expenses decreased by $53,252, or 58.8%, as compared to the nine months ended September 30, 2017. The decrease was attributable to an amended lease agreement executed on May 1, 2018 pursuant to which tenants are responsible for their operating expenses.

●	For the three months ended September 30, 2018, real estate taxes increased by $832, or 3.9%, as compared to the three months ended September 30, 2017. This increase was attributable to an increase in real estate taxes incurred. For the nine months ended September 30, 2018, real estate taxes decreased by $156, or 0.2%, as compared to the nine months ended September 30, 2017. This decrease was attributable to a decrease in real estate taxes incurred due to the sale of one of our Tempe, AZ buildings and a decrease in real estate taxes on our Green Valley property caused by our obtaining “permanently-affixed status” for our structure located on this property.

●	During the three and nine months ended September 30, 2018, we recorded a write-off of deferred rent receivable – related parties of $0 and $1,853,539, respectively, in operating expenses on the accompanying condensed consolidation statements of operations. We did not record any write-off of receivables during the 2017 periods. On May 1, 2018, we and the related party tenants cancelled the existing related party lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties. The new leases provide for payments of fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 was impaired since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded a write-off of deferred rent receivable – related parties loss of $1,853,539.

Income (loss) from operations

As a result of the factors described above, including the termination of old related party lease agreements and entering into new related party lease agreements, which caused a decrease in rental income, and the write off of deferred rent receivables related to the old lease agreements, for the three months ended September 30, 2018, loss from operations amounted to $(7,557), as compared to income from operations of $209,273 for the three months ended September 30, 2017, a change of $216,830, or 103.6%. For the nine months ended September 30, 2018, loss from operations amounted to $(1,846,698), as compared to income from operations of $493,225 for the nine months ended September 30, 2017, a change of $2,339,923, or 474.4%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and also includes other income (expenses). For the three months ended September 30, 2018, total other income, net amounted to $20,929, as compared to total other expense of $(27,464), representing an increase in other income of $48,393, or 176.2%. The change was attributable to other income of $50,000 related to recognizing a deposit from an expired letter of intent. The increase was slightly offset by a decrease interest income of $1,607. For the nine months ended September 30, 2018, total other expense, net amounted to $(35,991) as compared to total other income of $695,404, representing a decrease of $731,395, or 105.2%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party dated December 22, 2016, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000 in 2017. In addition, interest expense decreased by $42,983, and interest expense - related parties decreased by $8,088, as compared to 2017, and other income increased by $50,000 related to recognizing a deposit from an expired letter of intent.

Net (loss) income

As a result of the foregoing, for the three months ended September 30, 2018 and 2017, net income amounted to $13,372, or $0.00 per common share, and $181,809, or $0.01 per common share, respectively. Additionally, for the nine months ended September 30, 2018 and 2017, net (loss) income amounted to $(1,882,689), or $(0.10) per common share, and $1,188,629, or $0.06 per common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $685,045 and $824,240 as of September 30, 2018 and December 31, 2017, respectively.

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

We currently budget that we would need to spend approximately $2,500,000 for the acquisition and development of our Parachute Project. These capital expenditures are contingent upon several factors, including the Company obtaining financing for the acquisition and development of the project on such terms and provisions as are acceptable to the Company in our sole and absolute discretion from a lender approved by us in our sole discretion. Accordingly, we can delay or cancel these planned capital expenditures, if necessary.

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

As discussed, on May 1, 2018, we cancelled our existing related party lease agreements and entered into new related party lease agreements relating to the same properties. Pursuant to the terms of the new leases, we expect our cash flow to decrease for the remainder of 2018. During the remainder of 2018, the decrease in collections of base rent will be approximately $228,000. This decrease in cash flows will be partially offset by a decrease in property operating expenses such as insurance upon the expiration of current insurance policies, maintenance and utilities. The decrease in operating expenses during the remainder of 2018 will range from approximately $25,000 to $37,500. Beginning in January 2019 when the strategic advisory fees commence, cash flows from the new revenue stream could be greater than what our previous rental revenue model would have yielded. Our inability or failure to manage our growth and expansion and our future advisory fees effectively could harm our business and materially and adversely affect our operating results and financial condition. However, our tenants have recently expressed to us concern regarding their ability to sustain the 10% gross revenue rent payments, and we are considering whether those arrangements will be mutually beneficial to us and our tenants. We are revisiting the structure of those arrangements, as well as the rent that we could realistically charge, considering the financial impact to our tenants and their ability to sustain these arrangements.

Our future operations are dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. We monitor the credit of all tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of September 30, 2018 and December 31, 2017, we had an assets concentration related to our related party leases. As of September 30, 2018 and December 31, 2017, these related party tenants represented approximately 86.6% and 90.0% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Nine Months ended September 30, 2018 and 2017

Net cash flow provided by operating activities was $282,088 for the nine months ended September 30, 2018 as compared net cash flow used in operating activities of $110,298 for the nine months ended September 30, 2017, a change of $392,386.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2018 primarily reflected net loss of $(1,882,689) adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $201,102, stock-based compensation expense of $84,132, the accretion of stock-based stock option expense of $23,637, and a non-cash write-off of deferred rent receivable – related parties of $1,853,539 associated with the write-off of all remaining deferred rent receivable, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $(144,805), a decrease in notes receivable of $135,918 due to the receipt of funds from the repayment of this note , and net changes in other operating assets and liabilities of $11,254.

●	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected net income of $1,188,629 adjusted for the add-back (deduction) of non-cash items consisting of depreciation and amortization of $167,765, stock-based compensation expense of $204,000, stock-based stock option expense of $3,962, stock-based settlement expense of $10,500, and a gain from sale of property and equipment of $(831,753), and changed in operating assets and liabilities of $(853,401), which included an increase in deferred rent receivables of $(537,756), an increase in notes receivable of $(179,483) due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, a decrease in accounts payable of $67,659, and a net decrease in accrued expenses – related parties due the payment of accrued interest of approximately $52,241. C3C3 is owned by Mr. Abrams, a significant shareholder of the Company.

For the nine months ended September 30, 2018, net cash flow used in investing activities amounted to $421,283 and consisted of cash used in the development of rental properties. For the nine months ended September 30, 2017, net cash flow provided by investing activities amounted to $1,615,739 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188, offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $365,863 and the purchase of property and equipment of $2,586.

Net cash used in financing activities was $0 for the nine months ended September 30, 2018, as compared to $1,080,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000 and repaid convertible notes payable of $1,000,000.

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

The following tables summarize our contractual obligations as of September 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$2,020	$-
Interest on convertible notes – related parties	424	151	242	31	-
Total	$2,444	$151	$242	$2,051	$-

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

Through April 30, 2018, certain of our leases contained rental increases at specified intervals. We recorded as an asset, and included in revenue, rents receivable that was to be received if the tenant made all rent payments required through the expiration of the initial term of the lease. At December 31, 2017, deferred rents receivable in the accompanying consolidated balance sheets include the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the prior lease terms. On May 1, 2018, we and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties. These leases provide for payments fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 was impaired since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded an a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying condensed consolidation statements of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting since the filing of our quarterly report on Form 10-Q for the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
9/3/2018	Hayden IR, LLC	Section 4(a)(2)	7,500	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: November 13, 2018	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)