Form 10-K
period 2018-12-31
Zoned Properties, Inc.
filed 2019-03-28
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.765 per share of common stock as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $6,869,609.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,901,548 shares of common stock are issued and outstanding as of March 26, 2019.

Documents Incorporated by Reference

None

i

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries, Gilbert Property Management, LLC, Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, Zoned Oregon Properties, LLC, Zoned Colorado Properties, LLC, Zoned Illinois Properties, LLC, Zoned Arizona Properties, LLC and Zoned Advisory Services, LLC, as the context may require.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development & services firm whose primary mission is to provide specialized real estate services for clients in the regulated cannabis industry, positioning the company for real estate acquisition and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

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

Recent Developments

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

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

In May 2018, we transitioned to a new and strategically important business model designed to better align our interests with those of our tenants and clients, positioning us to benefit from the growth of the medical marijuana industry.

 Under the new model, we and our primary tenants in Arizona, Broken Arrow Herbal Center, Inc. (“Broken Arrow”) and CJK, Inc., doing business as Hana Meds (“Hana Meds”), have agreed to the following:

●	We leased the entirety of our licensed medical marijuana facilities located in Arizona at Chino Valley, Green Valley, Tempe and Kingman to Hana Meds, with plans to further expand the developments as operational needs increase over time.

●	Lease terms for the New Chino Valley Lease, New Tempe Lease, New Kingman Lease and New Green Valley Lease have been extended through the year 2040.

●	Base rent rates have been modified to be in line with industry averages beginning May 1, 2018.

●	We and Hana Meds have entered into a long-term strategic advisory relationship, under which we will assist Hana Meds in all aspects of building and facility performance, aiming to increase efficiency, sustainability and profitability.

●	We were to receive an advisory fee equal to 10% of gross revenues, paid monthly beginning in January 2019.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and Hana Meds, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Hana Meds CASA to reduce the gross revenue fee payable by Hana Meds from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

2019 will be heavily focused on the growth of a diversified revenue stream. We intend to accomplish this by prospecting new advisory services across the country for private and municipal clients. We believe that strategic real estate advisory services are likely to emerge as the growth engine for Zoned Properties and are moving to take advantage of new opportunities.

Our Business

Zoned Properties is a strategic real estate development & services firm whose primary mission is to provide specialized real estate services for clients in the regulated cannabis industry, positioning the company for real estate acquisition and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We intend to develop and expand multiple business divisions, including a commercial real estate brokerage team, an advisory services division, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities in order to position the company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing properties that intend to operate within highly regulated zoning and permitting regions, including the regulated cannabis and marijuana industry. Within highly regulated industries, local municipalities typically develop strict planning and zoning regulations that dictate the specific locations at which regulated properties can operate. These regulations often complex permitting processes and can include non-standard setbacks for each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and building space at all five of the properties in our portfolio. Four of the properties are leased to licensed medical marijuana tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed medical marijuana dispensaries, and two of the leased properties are zoned and permitted as licensed medical marijuana cultivation facilities. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation.

There are significant challenges that take place when zoning, permitting, and developing facilities specifically associated with the regulated cannabis and marijuana industry. Each state and jurisdiction may adopt specific zoning and permitting regulations. The Company has gained valuable knowledge and best practices in this area by successfully completing four major projects in the state of Arizona, a highly regulated market for licensed cannabis and marijuana operators. The Company intends to replicate this business model in other states as markets mature and rules and regulations are established.

The process of establishing zoning and permitting can directly impact our ability to place a licensed tenant in a long-term lease agreement. In locations where the zoning and permitting process has not been comprehensively defined, the Company may attempt to work with local representatives to collaboratively establish regulatory language to guide future developments. In locations where the zoning and permitting process may not allow for a currently feasible development, but could allow for the development to be successful in the future, the Company may hold the undeveloped property and/or lease the property out in the interim. We approach these situations on a case-by-case basis.

We generally confirm baseline zoning during the due diligence period and as a contingency of a prospective acquisition. Ideally, properties we consider for acquisition and subsequent development would already be zoned and permitted for use as a licensed cannabis or marijuana operation; however, we do have the expertise to address these requirements if zoning and permitting are not in place at the time of acquisition.

The process for obtaining zoning authorizations and permitting for a regulated cannabis or marijuana facility can take several months to complete. The process primarily involves working directly with the local Planning and Zoning Commission or Development Department. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning laws. The Company has been involved with local representatives for each of the properties currently held in our portfolio. For example, the Company worked directly with local representatives in Tempe, Arizona to update the local zoning code that regulates licensed medical marijuana facilities. The successfully adoption of these code amendments directly impact the continued development of any licensed medical marijuana facilities that operate within municipal limits.

In the event a property is not currently zoned or does not currently allow permitted use as a regulated cannabis or marijuana facility, we may work with local authorities to seek changes to existing zoning or permitted use. Our efforts may not be successful. For example, our property located in Gilbert, Arizona has not been successfully zoned and permitted for a prospective licensed medical marijuana dispensary nor has it been leased to a medical marijuana operator. We plan to lease this property to a non-cannabis tenant in the interim.

The Company has established a network of experts in the fields of real estate, design, construction, operations, and management in order to provide tenants and clients with comprehensive solutions to best meet their needs. We require our prospective tenants and clients to go through extensive due diligence in order to meet the Company’s standards as sophisticated and experienced operators.

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

We are the sole member of nine limited liability companies: Zoned Advisory Services, LLC (“Zoned Advisory Services”), Zoned Arizona Properties, LLC (“Zoned Arizona”), Gilbert Property Management LLC (“Gilbert Management”), Green Valley Group LLC (“Green Valley Group”), Kingman Property Group LLC (“Kingman Property”), Chino Valley Properties LLC (“Chino Valley Properties”), Zoned Colorado Properties LLC (“Zoned Colorado”), Zoned Illinois Properties LLC (“Zoned Illinois”), and Zoned Oregon Properties LLC (“Zoned Oregon”). Five of these entities own our properties: Zoned Arizona, Gilbert Management, Green Valley Group, Kingman Property, and Chino Valley Properties have all acquired land and real property.

On May 1, 2018, Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties executed related party lease agreements at the properties within their respective regions and generate rental revenue. The lease agreements have a 22-year term, expiring on April 30, 2040. On March 15, 2017, we sold one of our buildings in Tempe, Arizona that was leased to a third party. Additionally, we own land located in Gilbert, Arizona that is leased to a third party.

The leases dated May 1, 2018, with Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties each include a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Also on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Hana Meds (the “Hana Meds CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Hana Meds CASA. Each of the Broken Arrow CASA and the Hana Meds CASA may be terminated prior to the expiration of the respective term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon 30 calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these agreements. Pursuant to the terms of the Broken Arrow CASA and Hana Meds CASA, Broken Arrow and Hana Meds engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and Han Meds’ gross revenues (the “Revenue Fee”), commencing January 2019. The Revenue Fee was to be paid on a monthly basis, no later than 30 calendar days following the end of the immediately preceding calendar month, and the amount of such monthly payment of the Revenue Fee is equal to the product of (a) 10%, multiplied by (b) the gross revenues of Broken Arrow or Hana Meds, as the case may be, for such immediately preceding calendar month. Notwithstanding the foregoing, upon the filing of the federal or state tax returns of Broken Arrow or Hana Meds, as the case may be, (i) the advisory client shall calculate the Revenue Fee based on the amount of the advisory client’s gross revenue reported on such federal or state tax returns, and (ii), if the amount of such calculation is greater than the sum of all monthly Revenue Fees payable to the Company under the Broken Arrow CASA or the Hana Meds CASA, as the case may be, the applicable advisory client is required to pay to the Company the amount of such difference, which amount is in addition to all monthly Revenue Fees due to the Company under the Broken Arrow CASA or the Hana Meds CASA.

Through December 31, 2018, each of Messrs. Abrams and Carra was a significant stockholder of the Company.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and Hana Meds, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Hana Meds CASA to reduce the gross revenue fee payable by Hana Meds from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules.

●	Broken Arrow will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Broken Arrow will continue to be a tenant of the Company.

●	Hana Meds will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Hana Meds will continue to be a tenant of the Company.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and Hana Meds will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and Hana Meds will continue in full force and effect.

Multiple state-licensed operators from across the United States have approached Zoned Properties for strategic partnership and/or advisory services for development and prospective sale-lease back arrangements. We are continuously evaluating these projects as we seek development partnerships, prospective sale-lease back arrangements, and explore financing terms with capital funding sources.

We believe that we are well positioned to benefit from ancillary development opportunities that the regulated cannabis and marijuana industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial holdings and acquisition targets have been in the State of Arizona. Unlike many other states that have legalized and regulated cannabis and marijuana, Arizona’s program has some of the strictest regulations in the country and limits the number of dispensaries that will be allowed to be open and operate within the state. While there are hundreds of marijuana dispensaries in Denver, Colorado, the entire state of Arizona can have a maximum of 130 operating dispensaries under current legislation. Two of our properties in Arizona (Kingman and Green Valley) are leased to licensed operators that have been awarded dispensary licenses. This limitation on the number of dispensaries permitted to operate in Arizona under current legislation will limit our ability to purchase additional property in Arizona for lease to dispensary operators.

Recent Corporate History and Transactions

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement. As of December 31, 2018, the Company and Seller have yet to complete the purchase.

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

As discussed above, effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Trust, and Kyle Abrams Trust and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement. Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to SEC rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules.

For the years ended December 31, 2018 and 2017, rental income associated with all related party leases amounted to $1,186,775 and $2,033,684, respectively.

Clients

We target clients who require assistance with the identification and development of regulated cannabis and marijuana projects. Our ideal prospective clients will have a commitment to sophisticated, safe, and sustainable project development. The most significant barrier to success for many industry operators and prospective clients includes distractions from primary business operations. These distractions often include services related to the identification, zoning, permitting, and development of real estate.

We complete significant due diligence on prospective tenants and prospective clients regardless of industry focus. Credit-worthiness, character, and cash flows are all important traits that contribute to a sophisticated client for the Company.

Marketing

Currently, the Company does not actively market its services using any direct marketing campaigns. Industry reputation, word-of-mouth, and networking are the primary tools used to complete the marketing of our services. We maintain an updated website, shareholder presentation, and profile outlining the Company’s services. These tools are created for transparency of operations and activities. Our executive management believes the reputation of having integrity is an essential tool for marketing and business development.

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing regulated cannabis and marijuana operations may be limited as more competitors enter the market. Several competitors have recently entered the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, marijuana operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for marijuana grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis and marijuana business, but have identified value in a piece of real estate that we may be interested in acquiring.

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

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued the Sessions Memo, rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana. The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

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

Employees

As of December 31, 2018, we had two full-time employees, our chief executive officer and a division manager. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who are considered related parties. To the extent that our total assets are concentrated in a limited number of tenants that are in the medical cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our related party tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2018 and 2017, we had an asset concentration related to our related party leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties. As of December 31, 2018 and 2017, these related party tenants represented approximately 90.7% and 90.0% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

Any adverse economic or real estate developments in the medical cannabis industry could adversely affect our operating results and our ability to collect rent from out tenants, pay our operating expenses or pay dividends to our stockholders.

As included in exhibit 99.1 and 99.2 to this report, we have included audited financial statements of our significant tenants since they represent material information and are necessary for the protection of investors.

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

We are dependent on Bryan McLaren, our Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board, and the loss of this officer could harm our business and prevent us from implementing our business plan in a timely manner.

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. In January 2019, we purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

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

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued the Sessions Memo, rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana. The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

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

Financial transactions involving proceeds generated by cannabis and marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarifies how financial institutions can provide services to marijuana-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the “Cole Memo” and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities. The increased uncertainty surrounding financial transactions related to marijuana activities may also result in financial institutions discontinuing services to the marijuana industry.

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

Laws and regulations affecting the regulated cannabis and marijuana industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.

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

Each of our preferred stockholders beneficially owns 1,000,000 shares of our preferred stock. Each share of preferred stock entitles the holder to 50 votes per share. In contrast, each share of our common stock has one vote per share. Each of our two preferred stockholders holds approximately 46.1% and 45.8% of the voting power of our outstanding capital stock, respectively. Because of the 50-to-1 voting ratio between our preferred stock and our common stock our preferred stockholders together control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval. The preferred stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal controls and procedures as of December 31, 2018 were not effective. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

●	we had not implemented comprehensive entity-level internal controls;

●	we had not implemented adequate system and manual controls; and

●	we did not have sufficient segregation of duties.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 14269 N. 87th Street, #205, Scottsdale, AZ 85260.

Effective April 1, 2019, we extended our one-year operating lease for our office space in Scottsdale, Arizona to end on March 31, 2020. The annual base rent increased from $7,800 to $9,107.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) vacant land in Gilbert, Arizona, (iv) land and real property in Tempe Arizona, and (v) land and real property of approximately 47 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to tenants that operate licensed medical marijuana facilities. We lease our vacant land in Gilbert, Arizona to a third party. Each of these leased properties is generating revenue to date.

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

Quarter Ended	High	Low
December 31, 2018	$0.65	$0.23
September 30, 2018	$0.60	$0.57
June 30, 2018	$0.78	$0.72
March 31, 2018	$0.65	$0.63

December 31, 2017	$1.29	$0.67
September 30, 2017	$1.19	$0.50
June 30, 2017	$1.63	$0.82
March 31, 2017	$2.65	$1.31

On March 26, 2019, the closing price of our common stock on the OTCQX was $0.37 per share.

Holders of Common Stock

As of March 12, 2019, there were approximately 103 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2018, 40,000 stock option awards have been granted under the 2016 Plan. At December 31, 2018, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2018, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 26, 2019, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 11,901,548 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

The certificate of designation for the preferred stock provides that the shares are not convertible into any other class or series of stock. Holders of preferred shares are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, holders of preferred stock will be entitled to receive $1.00 per share plus redemption provision before assets are distributed to other stockholders. Holders of preferred shares are entitled to dividends equal to common share dividends. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

●	alteration of the rights, preferences of privileges of the preferred stock,

●	creation of any new class of stock having preferences over the preferred stock,

●	repurchase of any of our common stock,

●	merger of consolidation with any other company, other than one of our wholly owned subsidiaries,

●	sale, conveyance or other disposal of, or creation or incurrence of any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sale and leaseback of, all or substantially all of our property or business, or

●	incurrence, assumption or guarantee of any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

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

Overview

Zoned Properties is a strategic real estate development & services firm whose primary mission is to provide specialized real estate services for clients in the regulated cannabis industry, positioning the company for real estate acquisition and revenue growth. The Company intends to pioneer sustainable development for emerging industries, including the regulated cannabis industry. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company focuses on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. The Company provides development strategies and advisory services that could potentially have a major impact on cash flow and property value. Zoned Properties does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company intends to develop and expand multiple business divisions, including a commercial real estate brokerage team, an advisory services division, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. The Company believes in the value of building relationships with clients and local communities in order to position the company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing properties that intend to operate within highly regulated zoning and permitting regions, including the regulated cannabis and marijuana industry. Within highly regulated industries, local municipalities typically develop strict planning and zoning regulations that dictate the specific locations at which regulated properties can operate. These regulations often complex permitting processes and can include non-standard setbacks for each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the years ended December 31, 2018 and 2017, improvements made to rental properties amounted to $829,357 and $497,309, respectively. As of December 31, 2018, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1
						Total Properties
Land Area (Acres)	3.65	47.6	0.8	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of December 31, 2018	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2019	$402,000	$480,000	$-	$42,000	$48,000	$972,000
2020	402,000	480,000	-	42,000	48,000	972,000
2021	402,000	480,000	-	42,000	48,000	972,000
2022	402,000	480,000	-	42,000	48,000	972,000
Thereafter	6,566,000	7,840,000	-	728,000	832,000	15,876,000
Total	$8,576,000	$10,240,000	$-	$896,000	$1,024,000	$20,736,000

* Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2019	$6.7	$12.0	-	$29.2	$32.1
2020	$6.7	$12.0	-	$29.2	$32.1
2021	$6.7	$12.0	-	$29.2	$32.1
2022	$6.7	$12.0	-	$29.2	$32.1
2023	$6.7	$12.0	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

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

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

In May 2018, we transitioned to a new and strategically important business model designed to better align our interests with those of our tenants and clients, positioning us to benefit from the growth of the medical marijuana industry.

Under the new model, we and our primary tenants in Arizona, Broken Arrow Herbal Center, Inc. (“Broken Arrow”) and CJK, Inc., doing business as Hana Meds (“Hana Meds”), have agreed to the following:

●	We leased the entirety of our licensed medical marijuana facilities located in Arizona at Chino Valley, Green Valley, Tempe and Kingman to Hana Meds, with plans to further expand the developments as operational needs increase over time.

●	Lease terms for the New Chino Valley Lease, New Tempe Lease, New Kingman Lease and New Green Valley Lease have been extended through the year 2040.

●	Base rent rates have been modified to be in line with industry averages beginning May 1, 2018.

●	We and Hana Meds have entered into a long-term strategic advisory relationship, under which we will assist Hana Meds in all aspects of building and facility performance, aiming to increase efficiency, sustainability and profitability.

●	We were to receive an advisory fee equal to 10% of gross revenues, paid monthly beginning in January 2019.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and Hana Meds, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Hana Meds CASA to reduce the gross revenue fee payable by Hana Meds from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

2019 will be heavily focused on the growth of a diversified revenue stream. We intend to accomplish this by prospecting new advisory services across the country for private and municipal clients. We believe that strategic real estate advisory services are likely to emerge as the growth engine for Zoned Properties and are moving to take advantage of new opportunities.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2018 and 2017, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2018 and 2017.

Comparison of Results of Operations for the Years ended December 31, 2018 and 2017

Revenues

For the years ended December 31, 2018 and 2017, revenues consisted of the following:

	Years Ended December 31,
	2018	2017
Rent revenues	$50,155	$80,180
Rent revenues – related parties	1,186,775	2,033,684
Total revenues	$1,236,930	$2,113,864

For the year ended December 31, 2018, total revenues amounted to $1,236,930, including related party revenues of $1,186,775, as compared to $2,113,864, including related party revenues of $2,033,684, for the year ended December 31, 2017, a decrease of $876,934 or 41.5%. This decrease in revenues was primarily attributable to a decrease in rent revenues – related parties of $846,909, or 41.6%. On May 1, 2018, we cancelled our existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties. This related party lease restructuring caused a reduction in our revenue in 2018 and beyond. Additionally, third party rent revenues decreased by $30,025, or 37.4%, due to the sale of one of our Tempe buildings that was leased to a third-party tenant during 2016 through the first quarter of 2017.

Operating expenses

For the year ended December 31, 2018, operating expenses amounted to $3,198,413 as compared to $1,416,698 for the year ended December 31, 2017, an increase of $1,781,715, or 125.8%. For the years ended December 31, 2018 and 2017, operating expenses consisted of the following:

	Years Ended December 31,
	2018	2017
Compensation and benefits	$411,682	$569,215
Professional fees	340,134	232,887
General and administrative expenses	187,361	165,500
Depreciation and amortization	276,665	225,220
Property operating expenses	37,919	112,555
Real estate taxes	91,113	90,821
Settlement expense	-	20,500
Write-off of related party receivable	1,853,539	-
Total	$3,198,413	$1,416,698

●	For the year ended December 31, 2018, compensation and benefit expense decreased by $157,533, or 27.7%, as compared to the year ended December 31, 2017. During the year ended December 31, 2018, we recorded stock-based compensation of $106,274 as compared to $251,261 for the comparable 2017 period, a decrease of $144,987, or 54.0%. Additionally, other compensation and benefit expense decreased by $12,546.

●	For the year ended December 31, 2018, professional fees increased by $107,247, or 46.1%, as compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in accounting fees of $65,383 attributable to accounting fees paid to out former chief financial officer who is now an accounting consultant to the Company and an increase in audit fees, an increase in consulting fees of $53,318 primarily related to an increase in consulting fees incurred of $24,750 and a 2017 reduction of consulting fees as a result of the reversal of consulting expense on non-vested options of $28,568, and an increase in other professional fees of $6,833, offset by a decrease in public relations fees of $18,287.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2018, general and administrative expenses increased by $21,861, or 13.2%, as compared to the year ended December 31, 2017. These increases were primarily attributable to an increase in travel expenses of $6,761, an increase in other general operating expenses of $18,312 and an increase in office expenses of $9,659, offset by a decrease in insurance of $7,653 and a decrease in rent expense of $5,218.

●	For the year ended December 31, 2018, depreciation and amortization expense increased by $51,445, or 22.8%, as compared to the year ended December 31, 2017 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the year ended December 31, 2018, property operating expenses decreased by $74,636, or 66.3%, as compared to the year ended December 31, 2017. The decrease was primarily related to decrease in repair and maintenance expenses incurred of $26,813 and a decrease in electric of $23,999 and a decrease in other property operating expenses of $23,824.

●	For the year ended December 31, 2018, real estate taxes increased by $292, or 0.3%, as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, settlement expense amounted to $0 as compared to $20,500 for the year ended December 31, 2017. During 2017, we settled certain litigation and claims.

●	For the year ended December 31, 2018, write-off of related party deferred rent receivable amounted to $1,853,539 as compared to $0 for the year ended December 31, 2017. During 2018, we wrote-off related party deferred rent receivable due to the termination of related party leases and entering into new lease agreements with fixed monthly terms.

(Loss) income from operations

As a result of the factors described above, for the year ended December 31, 2018, loss from operations amounted to $(1,961,483) as compared to income from operations of $697,166 for the year ended December 31, 2017, a decrease of $2,658,649, or 381.4%. The decrease is primarily a result of the decrease in revenue and increase in operating expenses discussed above.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties and also includes other income (expenses). For the year ended December 31, 2018, total other (expense), net amounted to $65,795, as compared to total other income, net of $680,736, representing a change of $746,531, or 109.7%. Pursuant to the terms of a Commercial Real Estate Purchase Contract (the “Purchase Contract”) with a third party, dated December 22, 2016, in March 2017, we sold our property located at 422 S. Madison Drive in Tempe, Arizona, for an aggregate purchase price of $2.125 million. Pursuant to the terms of the Purchase Contract, we recognized a gain on the sale of this building of approximately $831,000. During 2018, we recognized other income of $50,000 related to recognizing a deposit from an expired letter of intent.

Additionally, during the year ended December 31, 2018, interest expense decreased by $51,071 which is attributable to a net decrease in interest expense of $42,983, related to the repayment of mortgage payable and third party debt, and a decrease in interest expense – related parties of $8,088 due to the restructuring of outstanding related party debt.

Net (loss) income

As a result of the foregoing, for the years ended December 31, 2018 and 2017, net (loss) income amounted to $(2,027,278), or $(0.12) per common share (basic and diluted), and $1,377,902, or $0.07 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $354,867 and $824,240 of cash as of December 31, 2018 and 2017, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from the collection of rental income, and from various financing activities such as from the sale of our common stock and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

 As discussed, on May 1, 2018, we cancelled our existing related party lease agreements and entered into new related party lease agreements relating to the same properties. Pursuant to the terms of the new leases, we expect our cash flow to decrease for the remainder of 2018. During 2018, the decrease in rent revenues from related party leases amounted to $830,709. The decrease in cash flows was partially offset by a decrease in property. Additionally, effective January 1, 2019, the May 1, 2018 new leases were amended to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue. Any additional reduction in revenue from or loss of such leases would have a material adverse effect on our consolidated results of operations and financial condition.

Our future operations are dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to tenants who were related parties through December 31, 2018 under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2018 and December 31, 2017, we had an assets concentration related to our related party leases. As of December 31, 2018 and 2017, these related party tenants represented approximately 90.7% and 90.0% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

As included in exhibit 99.1 and 99.2 to this report, we have included audited financial statements of our significant tenants since they represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Years Ended December 31, 2018 and 2017

Net cash flow provided by operating activities was $359,984 for the year ended December 31, 2018 as compared net cash flow provided by operating activities of $53,923 for the year ended December 31, 2017, an increase of $306,061.

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected net loss of $2,027,278 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $276,665, stock-based compensation expense of $84,132, accretion of stock-based stock option expense of $31,516 and impairment of related party deferred rent receivable in the amount of $1,853,539, offset by changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $182,365 from the collection of rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate payable over 12 months commencing January 1, 2018, an increase in accounts payable of $109,089, and net changes in other operating assets and liabilities of $(5,239).

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected net income of $1,377,902 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $225,220, stock-based compensation expense of $223,375, stock-based settlement expense of $10,500, and the accretion of stock-based stock option expense of $14,806, offset by a gain from the sale of property and equipment of $831,753, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $702,563, an increase in notes receivable of $182,365 due to us agreeing to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018, and net changes in other operating assets and liabilities of $81,199.

For the year ended December 31, 2018, net cash flow used in investing activities amounted to $829,357 used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems. For the year ended December 31, 2017, net cash flow provided by investing activities amounted to $1,484,293 and consisted of net proceeds from the sale of a building and related improvements of $1,984,188, offset by cash used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems of $497,309, and the purchase of property and equipment of $2,586.

Net cash used in financing activities was $0 for the year ended December 31, 2018 as compared to $1,080,000 for the year ended December 31, 2017. During the year ended December 31, 2017, we received proceeds from convertible debt of $2,020,000, repaid a mortgage payable of $2,100,000, and repaid convertible notes payable of $1,000,000.

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

The following tables summarize our contractual obligations as of December 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$20	$2,000
Interest on convertible notes – related parties	1,365	153	242	240	730
Total	$3,385	$153	$242	$260	$2,730

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. We believe that the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. For leases where we are a lessee, primarily for our administrative office lease, we analyzed if it would be required to record a lease liability and a right of use asset on our consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for our office space is 12 months or less, pursuant to ASC 842, we determined that the lease meets the definition of a short-term lease and the Company will not recognize the right-of use asset and lease liability arising from this lease.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-27 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Our Board of Directors currently has five members. All of the current directors’ terms expire as of the Annual Meeting and will serve until the 2019 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	31	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman
Art Friedman	57	Director
Alex McLaren, MD	66	Director
David G. Honaman	68	Director
Derek Overstreet, PhD.	32	Director

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

Bryan McLaren.  Mr. McLaren has a dedicated history of work in the sustainability industry and in business development. Prior to his appointment as President, CEO and a director of our company in 2014, Mr. McLaren was recruited as our Chief Sustainability Officer and VP of Operations. Before joining the Company, from 2013 to 2014, Mr. McLaren worked as a sustainability consultant for Waste Management, Inc., where he served as a Project Manager for the Arizona State University account. Prior to 2013, Mr. McLaren worked as a Sustainability Manager for Northern Arizona University and as a Sustainability Commissioner for the City of Flagstaff, Arizona. Mr. McLaren has a Master’s Degree in Sustainable Community Development, and Executive Master’s Degree in Sustainability Leadership, and a Masters of Business Administration Degree with an emphasis on Sustainable Development. Mr. McLaren has served as the Chairman of our board of directors since 2014. As Chief Executive Officer and President, Mr. McLaren is able to provide our Board with valuable insight regarding the Company’s operations, its management team and associates as a result of his day-to-day involvement with the Company. Mr. McLaren’s business development experience, academic achievements, and knowledge of our business, has led our board of directors to conclude that he should continue to serve as a director and in his current roles.

Art Friedman.  Mr. Friedman, who was appointed as a director in 2014, has served as Owner/Principal of Triple J Management Services, which specializes in consulting and professional services for the alcoholic beverage industry. Art was most recently President and CEO of Gold Coast Beverage Distributors, a position he held for the last 10 years of his 23 years with the company. During his tenure as President/CEO, Gold Coast more than tripled sales revenue and increased EBITDA by more than five-fold. Over the same period, Mr. Friedman led significant market share gains through organic growth as well as consolidating wholesaler acquisitions. Mr. Friedman began his career with General Foods Corporation, now part of Kraft Foods. He has served on the distributor advisory councils of Diageo-Guinness, Heineken USA, InBev and Miller-Coors. Mr. Friedman graduation Cum Laude with a Bachelor of Science in Business Management from the University of Florida, Warrington School of Business.

We believe that Mr. Friedman’s background as an advisor in the area of business management and his experience in operating, growing and advising companies provides us with the requisite skills and qualifications to serve on our board. Mr. Friedman’s service as a director at the Company since 2014 together with his business background, provides business, governance, organizational and strategic planning expertise to our Board and makes him a valued member of the Audit Committee, the Compensation Committee, which he chairs, and the Strategic Committee.

Alex McLaren, MD.  Dr. McLaren, who has served as a director since 2014, is an accomplished and well-known orthopedic surgeon, professor and researcher. He joined SharedClarity, LLC as Vice President of Clinical Outcomes in 2016. From 2006 until 2016, Dr. McLaren served as program director of the Banner University Medical Center-Phoenix (Ariz.) Residency Program in Orthopaedic Surgery. He is the former director of Orthopaedic Education for Banner Good Samaritan Medical Center in Phoenix. He was also the program director of the Phoenix Orthopedic Residency Program at Maricopa County Medical Center between 1998 and 2000. He has been in private orthopedic surgery practice twice during his career in Phoenix. After graduating from Queen’s University School of Medicine, Kingston, Ontario, Canada in 1977, Dr. McLaren completed an orthopedic residency at the University of Western Ontario in 1982 and a fellowship at the University of Southern California in 1983. Dr. McLaren is first and foremost an orthopedic educator and researcher whose career has included teaching, research and administration of educational programs. His clinical interest includes orthopedic infections, revision arthroplasty and complex musculoskeletal trauma. With hundreds of publications, numerous grand-funded projects, and medical association postings, Dr. McLaren has established a prized reputation in his field. We believe that Dr. McLaren’s services provided to numerous organizations provides us with the requisite skills and qualifications to serve on our board and as a member of the Compensation Committee and the Strategic Committee.

David G. Honaman.  Mr. Honaman, who has served as a director since 2016, has served as Principal and CFO of Advanced Benefit Solutions, Inc. (d/b/a 44 North), an insurance agent and consultant, since 2010. From 2008 to 2009, Mr. Honaman served as an independent financial consultant. Prior to that time, Mr. Honaman spent seven years at Wilcox Associates, Inc., a civil engineering firm, most recently as CFO and Treasurer. Mr. Honaman also served in several capacities at Wolohan Lumber Co. for over 20 years, including as Vice President of Merchandising, Senior Vice President of Finance and CFO. Mr. Honaman began his career as a CPA on the audit staff at Ernst & Young LLP. Mr. Honaman brings to the Board extensive experience dealing with and overseeing the implementation of accounting principles and financial reporting rules and regulations. With his substantial business and management experience for five years as a certified public accountant and an auditor at Ernst & Young LLP serving numerous public companies in various business sectors, including insurance agencies, Mr. Honaman provides relevant expertise on accounting, investment and financial matters. His service as a chief financial officer at Advanced Benefit Solutions, Inc. (d/b/a 44 North), Wilcox Associates, Inc. and Wolohan Lumber Co., together with his accounting and management experience, make him a valued member of our Board, Compensation Committee and Strategic Committee, and an effective Non-Executive Chair of the Audit Committee. Mr. Honaman meets the definition of an “audit committee financial expert” as established by the SEC.

Derek Overstreet, PhD.  Dr. Overstreet has served as a director since April 2017. In 2012, Dr. Overstreet co-founded Sonoran Biosciences, Inc. and has served as its CEO since that time. Sonoran Biosciences, Inc. develops new sustained-release pharmaceutical formulations for applications including orthopedic infection and postoperative pain management. Dr. Overstreet holds a Bachelor’s degree in Biomedical Engineering from Case Western Reserve University and a Doctoral degree in Biomedical Engineering from Arizona State University. His expertise is in the development of novel polymer-based materials for medical applications including drug delivery. He has authored 11 peer-reviewed scientific publications and two patent applications. We believe that Dr. Overstreet’s experience navigating the scientific field of pharmaceuticals and drug delivery can be instrumental in assisting the strategic development and implementation of the Zoned Properties’ business model. Prior to 2012, Dr. Overstreet was a post-doctoral fellow at the Laboratory for Nanomedicine at the Barrow Neurological Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2018, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, except as follows: Each of Mr. Honaman and Dr. McLaren failed to file timely one Form 4 with respect to one transaction, and Mr. Friedman failed to file timely two Form 4s, each relating to one transaction.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those employees responsible for financial reporting.

Director Independence

Three of our five board members are independent. The Board has determined that each of Messrs. Friedman and Honaman and Dr. Overstreet is an independent director pursuant to the listing standards of The NASDAQ Stock Market (“NASDAQ”). Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2018 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2018 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2018 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders.

The Board of Directors held two meetings during the fiscal year ended December 31, 2018. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has three committees: the Audit Committee, the Strategic Committee, and the Compensation Committee... As of March 26, 2019, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic
Independent Directors
Art Friedman	X	Chair	X
David G. Honaman	Chair	X	X
Derek Overstreet	X	X	X

Non-Independent Director
Alex McLaren, MD		X	Chair

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Honaman, meets the definition of an “audit committee financial expert” as established by the SEC, and that Messrs. Friedman and Overstreet, the two other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

●	reviewing the scope, results, timing and costs of the audit with our independent accountants and reviewing the results of the annual audit examination and any accompanying management letters;

●	assessing the independence of the outside accountants on an annual basis, including receipt and review of a written report from the independent accountants regarding their independence consistent with the independence standards of the board;

●	reviewing and approving the services provided by the independent accountants;

●	overseeing the internal audit function; and

●	reviewing our significant accounting policies, financial results and earnings releases, and the adequacy of our internal controls and procedures.

The responsibilities of the Audit Committee are more fully described in the Audit Committee’s charter.

The Audit Committee held four meetings during 2018.

Compensation Committee

All Compensation Committee members (except for Dr. McLaren) are “independent” under applicable NASDAQ listing standards. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to executive compensation, employee compensation and benefit programs and plans, and leadership development and succession planning. In addition, the Compensation Committee is responsible for:

●	reviewing the performance of our Chief Executive Officer;

●	determining the compensation and benefits for our Chief Executive Officer and other executive officers;

●	establishing our compensation policies and practices;

●	administering our incentive compensation and stock plans (except for the issuance of securities to non-employee directors for services which is administered by the Board); and

●	approving the adoption of material changes to or the termination of our benefit plans.

The Compensation Committee reviews and discusses with management the disclosures regarding executive compensation to be included in our annual proxy statement. The responsibilities of the Compensation Committee are more fully described in the Compensation Committee’s charter.

The Compensation Committee held two meetings during the fiscal year ended December 31, 2018.

Strategic Committee

All Strategic Committee members (except for Dr. McLaren) are “independent” under the applicable NASDAQ listing standards. The Strategic Committee assists the Board in developing and maintaining the Company’s business strategies and any related matters required by federal securities laws. In addition, the Strategic Committee is responsible for:

●	Review the Company’s current business strategies.

●	Explore new business strategies for the Company.

●	Report business strategy analyses to the Board.

During the fourth quarter of the fiscal year ended December 31, 2018, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation recorded by us for the years ended December 31, 2018 and 2017 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K.

2018 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren, Chief Executive Officer,	2018	210,750	-	-	-	-	-	-	210,750
President and Chief Financial Officer (1)	2017	190,769	27,523	-	-	-	-	-	218,292

Adam Wasserman,	2018	-	-	16,858	-	-	-	92,000	108,858
Former Chief Financial Officer (2)	2017	-	-	51,037	-	-	-	88,500	139,537

(1)	On December 30, 2015, we granted Mr. McLaren an option pursuant to our 2014 Equity Compensation Plan to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The Option expires on December 30, 2026. The option vests as to 25,000 of such shares on December 30th of each year beginning in 2015 and through 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. The Company valued this option at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the years ended December 31, 2018 and 2017, we recorded stock-based compensation expense of $31,516 and $43,374, respectively.
(2)	Mr. Wasserman resigned as Chief Executive Officer on May 23, 2018. In 2018, through the date of his resignation, CFO Oncall, Inc. (“CFO Oncall”) was paid $43,000 in cash compensation for accounting services provided through the date of resignation and $49,000 in cash for accounting consulting services provided during the remainder of 2018. Additionally, as compensation for services as CFO, CFO Oncall received 16,055 shares of common stock valued at $16,858. In 2017, CFO Oncall was paid $88,500 in cash compensation for accounting services provided. Additionally, as compensation for services as CFO, CFO Oncall received 39,929 shares of common stock valued at $51,037 in 2017. Mr. Wasserman is CEO and majority stockholder of CFO Oncall.

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

On July 31, 2014, we entered into an employment agreement with Mr. McLaren pursuant to which we agreed to pay Mr. McLaren an annual salary of $120,000, with increases based on completion of graduate degrees and growth with the Company. Mr. McLaren current salary is $214,500 per year. The employment agreement has a term of 10 years. Pursuant to the terms of Mr. McLaren’s employment agreement, we may terminate the agreement upon a change of control with 90 days’ written notice.

On May 23, 2018, the Company and Mr. McLaren agreed to replace Mr. McLaren’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

The 2018 Employment Agreement has a term of 10 years. The term and Mr. McLaren’s employment will terminate (a “Termination”) in any of the following circumstances:

(i)	immediately, if Mr. McLaren dies;

(ii)	immediately, if Mr. McLaren receives benefits under the long-term disability insurance coverage then

(iii)	provided by the Company or, if no such insurance is in effect, upon Mr. McLaren’s disability;

(iv)	on the expiration date, as the same may be extended by the parties by written amendment to the 2018 Employment Agreement prior to the occasion thereof;

(v)	at the option of the Company for Cause (as hereinafter defined) upon the Company’s provision of written notice to Mr. McLaren of the basis for such Termination;

(vi)	at the option of the Company, without Cause;

(vii)	by Mr. McLaren at any time with Good Reason (as hereinafter defined), upon 30 days’ prior written notice to the Company delivered not later than within 90 days of the existence of the condition therefor; or

(viii)	by Mr. McLaren at any time without Good Reason, upon not less than three months’ prior written notice to the Company.

In the event of a Termination for any reason or for no reason whatsoever, or upon the expiration date of the 2018 Employment Agreement, whichever comes first, all rights and obligations under the 2018 Employment Agreement shall cease (i) as to the Company, except for the Company’s obligations for the payment of applicable severance benefits thereunder, and for indemnification thereunder, and (ii) as to Mr. McLaren, except for his obligation under the restrictive covenants in the 2018 Employment Agreement.

The Company and Mr. McLaren also entered into a Golden Parachute Agreement (the “Golden Parachute Agreement”) on May 23, 2018. No benefits shall be payable under the Golden Parachute Agreement unless there shall have been a change in control of the Company, as set forth below. For purposes of the Golden Parachute Agreement, a “change in control of the Company” shall mean a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether or not the Company is in fact required to comply with that regulation, provided that, without limitation, such a change in control shall be deemed to have occurred if (A) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities; or (B) during any period of two consecutive years (not including any period prior to the execution of the Golden Parachute Agreement), individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (A) or (D) of this paragraph) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority; (C) the Company enters into an agreement, the consummation of which would result in the occurrence of a change in control of the Company; or (D) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to it continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) of more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

For purposes of the Golden Parachute Agreement, “Cause” means termination upon (a) the willful and continued failure to substantially perform duties with the Company after a written demand for substantial performance is delivered by the Board, which demand specifically identifies the manner in which the Board believes that duties have not substantially been performed, or (b) the willful engaging in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise.

For purposes of the Golden Parachute Agreement, “Good Reason” means, without express written consent, the occurrence after a change in control of the Company of any of the following circumstances unless, such circumstances are fully corrected prior to the date of Termination specified in the notice of Termination:

(a)	a material diminution in Mr. McLaren’s authority, duties or responsibility from those in effect immediately prior to the change in control of the Company;

(b)	a material diminution in Mr. McLaren’s base compensation;

(c)	a material change in the geographic location at which Mr. McLaren performs his duties;

(d)	a material diminution in the authority, duties, or responsibilities of the supervisor to whom Mr. McLaren is required to report, including a requirement that McLaren report to a corporate officer or employee instead of reporting directly to the Board;

(e)	a material diminution in the budget over which Mr. McLaren retains authority;

(f)	a material breach under any agreement with the Company to continue in effect any bonus to which Mr. McLaren was entitled, or any compensation plan in which Mr. McLaren participates immediately prior to the change in control of the Company which is material to Mr. McLaren’s total compensation;

(g)	a material breach under any agreement with the Company to provide Mr. McLaren benefits substantially similar to those enjoyed by Mr. McLaren under any of the Company’s life insurance, medical, health and accident, or disability plans in which he was participating at the time of the change in control of the Company, the failure to continue to provide Mr. McLaren with a Company automobile or allowance in lieu of it, if Mr. McLaren was provided with such an automobile or allowance in lieu of it at the time of the change of control of the Company, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Mr. McLaren of any material fringe benefit enjoyed by Mr. McLaren at the time of the change in control of the Company, or the failure by the Company to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company’s normal vacation policy in effect at the time of the change in control of the Company;

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that Mr. McLaren fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to Mr. McLaren under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of Mr. McLaren’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to Mr. McLaren or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by Mr. McLaren as a result of such Termination.

(iv)	In the event that Mr. McLaren is a “disqualified individual” within the meaning of Section 280G of the Code, the parties expressly agree that the payments described herein and all other payments to Mr. McLaren under any other agreements or arrangements with any persons which constitute “parachute payments” within the meaning of Section 280G of the Code are collectively subject to an overall maximum limit. Such maximum limit shall be $1 less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Code, as determined by the Company.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2018.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	100,000	150,000	(a)	—	1.00	12/26/2026	—	—	—	—

(a)	Vest annually at 25,000 options per year through December 2024.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2018, 40,000 stock option awards have been granted under the 2016 Plan. At December 31, 2018, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2018, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,000	$0.74	9,960,000
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	1,290,000	$0.99	9,960,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 26, 2019, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 26, 2019, there were 11,901,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	100,000	(1)	*
Art Friedman	80,000		*
Alex McLaren, MD	1,606,667	(2)	13.5%
David G. Honaman	55,000	(3)	*
Derek Overstreet, PhD	30,000	(4)	*
All executive officers and directors as a group (five persons)	1,871,667	(5)	15.5%

Other 5% Stockholders:
Greg Johnston 16912 61st Dr. NW Stanwood, WA 98292	1,262,500		10.6%

Melinda Jay Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,250,000		10.5%

Joseph Bartonek 949 Durham Rd. Edison, NJ 08817	756,250		6.4%

*	Less than 1%.
(1)	Consists of 100,000 vested stock options.
(2)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 15,000 vested stock options.
(3)	Includes 15,000 vested stock options.
(4)	Includes 10,000 vested stock options.
(5)	Includes 140,000 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,000,000		50.0%	44.7	%(2)

Alex McLaren c/o Zoned Properties, Inc. 14269 N. 87th Street, #205 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	44.7	%(4)
____________
(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.8% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 46.1% of the voting power of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the audit committee for consideration for referral to our board of directors for its consideration.

Related Party Note Receivable

On March 30, 2017, in connection with entry into a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647 commencing January 1, 2018. At December 31, 2018 and 2017, note receivable amounted to $0 and $182,365, respectively.

Convertible Notes Payable

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, a significant stockholder of the Company, in exchange for cash from Mr. Abrams of $2,000,000. Also on January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture” and together with the Abrams Debenture, the “Debentures”) in the aggregate principal amount of $20,000 in favor of Bryan McLaren, the Company’s then Chief Executive Officer and President and a member of the Company’s Board of Directors (effective May 23, 2018, Mr. McLaren also assumed the title of Chief Financial Officer), in exchange for cash from Mr. McLaren of $20,000. Each of Mr. Abrams and Mr. McLaren is referred to herein as a “Holder.” Each of the Debentures accrues interest at the rate of 6% per annum payable quarterly by the first of each quarter and matures on January 9, 2022. The Company may prepay the Debentures at any point after nine months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the respective Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in each Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

Pursuant to a Stock Redemption Agreement, effective January 1, 2019, the Company and Mr. Abrams amended the Abrams Debenture to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030.

Terminated Related Party Lease Agreements

During 2014, the Company entered into lease agreements with non-profit companies, Hana Meds and Broken Arrow for its properties located in Kingman, AZ and Green Valley, AZ, respectively. Hana Meds and Broken Arrow are owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with a base monthly rent of $10,000, subject to a 5% annual increases during the lease term (the “Prior Kingman Lease”). The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with a base monthly rent of $7,500, subject to a 5% annual increases during the lease term (the “Prior Green Valley Lease”). These leases were cancelled and new leases were executed on May 1, 2018.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and was to expire on July 31, 2035 with base monthly rent of $13,500, subject to a 5% annual increase through July 31, 2023 and base rent of $67,460 per month from August 1, 2023 to the end of the lease term, and increases in rental area up to 30,000 square feet (together, the “Prior Tempe Leases”). This lease was cancelled and a new lease was executed on May 1, 2018.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona (the “Prior Chino Valley Lease”). The Prior Chino Valley Lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 31, 2017, and was to expire on July 31, 2035 with an initial base monthly rent of $30,000, subject to an annual increase and other base rent increases due to the expansion of leased space through July 2024 and base rent of $91,462 per month from August 2024 to the end of the lease term, and increases in rental area to 35,000 square feet. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. This lease was cancelled and a new lease was executed on May 1, 2018.

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners are significant stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with a base monthly rent of $1,800 starting on October 1, 2017. This lease was cancelled on May 1, 2018.

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee.

New Related Party Lease Agreements

On May 1, 2018, the Company and C3C3, Hana Meds, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with Hana Meds and Broken Arrow. Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra.

On May 1, 2018, Chino Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the Prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “New Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Chino Valley Lease. The New Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. Broken Arrow is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

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

On May 1, 2018, Zoned Arizona, a wholly owned subsidiary of the Company, and Hana Meds agreed to terminate the Prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and Hana Meds (the “New Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Tempe Leases. The New Tempe Lease provides for payment by Hana Meds of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the New Tempe Lease, Hana Meds agreed to maintain insurance in full force during the term of the New Tempe Lease and any other period of occupancy of the premises by Hana Meds. Hana Meds is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom is a significant stockholder of the Company.

On May 1, 2018, Kingman, a wholly owned subsidiary of the Company, and Hana Meds agreed to terminate the Prior Kingman Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and Hana Meds (the “New Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Kingman Lease. The New Kingman Lease provides for payment by Hana Meds of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the New Kingman Lease, Hana Meds agreed to maintain insurance in full force during the term of the New Kingman Lease and any other period of occupancy of the premises by Hana Meds.

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley includes a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Through December 31, 2018, each of Messrs. Abrams and Carra was a significant stockholder of the Company.

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

For the years ended December 31, 2018 and 2017, rental income associated with all related party leases amounted to $1,186,775 and $2,033,684, respectively. At December 31, 2018 and 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively. At December 31, 2018 and 2017, security deposits payable to related parties amounted to $71,800 and $71,800, respectively.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and Hana Meds, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Hana Meds CASA to reduce the gross revenue fee payable by Hana Meds from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules.

●	Broken Arrow will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Broken Arrow will continue to be a tenant of the Company.

●	Hana Meds will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Hana Meds will continue to be a tenant of the Company.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and Hana Meds will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and Hana Meds will continue in full force and effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed or will be billed to our company for the years ended December 31, 2018 and 2017 for professional services rendered by Friedman LLP:

Fees	2018	2017
Audit Fees	$39,000	$79,714
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$39,000	$79,714

The following table sets forth the fees billed or will be billed to our company for the years ended December 31, 2018 and 2017 for professional services rendered by D. Brooks and Associates CPA’s, P.A.:

Fees	2018	2017
Audit Fees	$30,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$30,000	$0

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2018 and 2017, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2018 and 2017. As a result, there were no other fees billed or paid during 2018 and 2017.

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Audit Committee before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Employment Agreement dated as of July 31, 2014 by and between the registrant and Bryan McLaren. (1)
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.3+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.4+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman. (9)
10.5+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (10)
10.6	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.7	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.8	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.9	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.10	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.11	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.12+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.13	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.14	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.15+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.16	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (3)
10.17	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (4)
10.18	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (5)
10.19	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (6)

Exhibit Number	Description of Exhibit
10.20	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams.(7)
10.21	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren.(7)
10.22	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (9)
10.23	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017. (10)
10.24	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (11)
10.25	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (11)
10.26	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (11)
10.27	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (11)
10.28	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and Broken Arrow Herbal Center, Inc. (11)
10.29	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and CJK, Inc. (11)
10.30+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.31+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.32	Stock Redemption Agreement effective January 1, 2019 by and among Zoned Properties, Inc., Christopher Carra, Alan B. Abrams, Clayton Abrams Revocable Trust and Kyle Abrams Revocable Trust. (13)
10.33	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.34	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Zoned Arizona Properties, LLC and CJK, Inc. (13)
10.35	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams. (13)
10.36	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited financial statements of CJK, Inc. dba Hana Meds for the year ended December 31, 2018.
99.2*	Audited financial statements of Broken Arrow Herbal Center, Inc. dba Hana Meds for the year ended December 31, 2018.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to exhibit to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016.
(3)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 22, 2016.
(4)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016.
(5)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016.
(6)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on December 29, 2016.
(7)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017.
(8)	Incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017.
(9)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017.
(10)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017.
(11)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018.
(12)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018.
(13)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 28, 2019	By:	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer, President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Bryan McLaren as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director	March 28, 2019
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 28, 2019
Derek Overstreet

/s/ Art Friedman	Director	March 28, 2019
Art Friedman

/s/ Alex McLaren	Director	March 28, 2019
Alex McLaren

/s/ David G. Honaman	Director	March 28, 2019
David G. Honaman

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

ZONED PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and related notes (collectively referred to as the consolidated financial statements)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2018.

Palm Beach Gardens, Florida

March 26, 2019

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard, Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

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

East Hanover, New Jersey

March 13, 2018

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Cash	$354,867	$824,240
Rental properties, net	7,730,087	7,170,322
Deferred rent receivable - related parties	-	1,708,734
Note receivable - related party	-	182,365
Prepaid expenses and other assets	116,967	127,902
Property and equipment, net	28,695	35,768
Security deposits	600	2,890

Total Assets	$8,231,216	$10,052,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible notes payable - related parties	$2,020,000	$2,020,000
Accounts payable	117,985	8,896
Accrued expenses	54,636	48,468
Accrued expenses - related parties	34,800	33,600
Deferred revenues	2,750	28,750
Security deposits payable - related parties	71,800	71,800
Security deposits payable	6,032	5,864

Total Liabilities	2,308,003	2,217,378

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2018 and 2017 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 17,441,552 and 17,345,497 issued and outstanding at December 31, 2018 and 2017, respectively	17,442	17,345
Additional paid-in capital	20,746,200	20,630,649
Accumulated deficit	(14,842,429)	(12,815,151)

Total Stockholders’ Equity	5,923,213	7,834,843

Total Liabilities and Stockholders’ Equity	$8,231,216	$10,052,221

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

REVENUES:
Rental revenues	$50,155	$80,180
Rental revenues - related parties	1,186,775	2,033,684

Total revenues	1,236,930	2,113,864

OPERATING EXPENSES:
Compensation and benefits	411,682	569,215
Professional fees	340,134	232,887
General and administrative expenses	187,361	165,500
Depreciation and amortization	276,665	225,220
Property operating expenses	37,919	112,555
Real estate taxes	91,113	90,821
Settlement expense	-	20,500
Write-off of related party receivable	1,853,539	-

Total operating expenses	3,198,413	1,416,698

(LOSS) INCOME FROM OPERATIONS	(1,961,483)	697,166

OTHER (EXPENSES) INCOME:
Interest expenses	-	(42,983)
Interest expenses - related parties	(121,200)	(129,288)
Other income	50,000	831,753
Gain on sale of property and equipment	-	12,750
Interest income	5,405	8,504

Total other (expenses) income, net	(65,795)	680,736

(LOSS) INCOME BEFORE INCOME TAXES	(2,027,278)	1,377,902

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(2,027,278)	$1,377,902

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.12)	$0.07
Diluted	$(0.12)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,427,038	17,309,446
Diluted	17,427,038	17,482,142

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2016	2,000,000	$2,000	17,210,318	$17,210	$20,352,528	$(14,193,053)	$6,178,685

Common stock issued for services and future services	-	-	147,679	147	230,928	-	231,075

Common stock issued for accrued settlement and settlement expense	-	-	27,500	28	32,347	-	32,375

Cancellation of common stock previously issued for services	-	-	(40,000)	(40)	40	-	-

Accretion of stock based compensation related to stock options issued	-	-	-	-	14,806	-	14,806

Net income	-	-	-	-	-	1,377,902	1,377,902

Balance, December 31, 2017	2,000,000	2,000	17,345,497	17,345	20,630,649	(12,815,151)	7,834,843

Common stock issued for services and future services	-	-	96,055	97	84,035	-	84,132

Accretion of stock based compensation related to stock options issued	-	-	-	-	31,516	-	31,516

Net loss	-	-	-	-	-	(2,027,278)	(2,027,278)

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,027,278)	$1,377,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	276,665	225,220
Stock-based compensation	84,132	223,375
Stock option expense	31,516	14,806
Stock-based settlement expense	-	10,500
Gain from sale of property and equipment	-	(831,753)
Impairment loss	1,853,539	-
Change in operating assets and liabilities:
Deferred rent receivable - related parties	(144,805)	(702,563)
Real estate tax escrow	-	39,487
Note receivable	182,365	(182,365)
Prepaid expenses and other assets	10,935	12,108
Security deposits	2,290	5,268
Accounts payable	109,089	(69,415)
Accrued expenses	6,168	(26,406)
Accrued expenses - related parties	1,200	(51,941)
Deferred revenues	(26,000)	24,000
Security deposits payable - related party	-	1,800
Security deposits payable	168	(16,100)

NET CASH PROVIDED BY OPERATING ACTIVITIES	359,984	53,923

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	(829,357)	(497,309)
Cash received from sale of property and equipment	-	1,984,188
Acquisition of property and equipment	-	(2,586)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(829,357)	1,484,293

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related parties	-	2,020,000
Repayment of convertible note - related party	-	(500,000)
Repayment of convertible note	-	(500,000)
Repayment of mortgage payable	-	(2,100,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(1,080,000)

NET (DECREASE) INCREASE IN CASH	(469,373)	458,216

CASH, beginning of year	824,240	366,024

CASH, end of year	$354,867	$824,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$120,000	$225,087

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for buildings and improvements	$-	$7,700
Common stock issued for accrued settlement payable	$-	$21,875

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development & services firm whose primary mission is to provide specialized real estate services for clients in the regulated cannabis industry, positioning the Company for real estate acquisition and revenue growth. The Company intends to pioneer sustainable development for emerging industries, including the regulated cannabis industry. The Company is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company focuses on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. The Company provides development strategies and advisory services that could potentially have a major impact on cash flow and property value. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with these related parties (see Note 7).

Effective January 1, 2019, the Company and certain related party shareholders’ entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by such related party shareholders. In exchange for the Stock Redemption, in addition to other terms, the parties agreed to amend the May 1, 2018 leases to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 15).

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2018 and 2017 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents at December 31, 2018 and 2017. At December 31, 2018 and 2017, the Company had approximately $122,000 and $574,000, respectively, of cash in excess of FDIC limits.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, note receivable – related party, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Accounts and note receivable

At December 31, 2018 and 2017, the Company did not have an accounts receivable balance. For the years ended December 31, 2018 and 2017, the Company did not record any allowances for doubtful accounts. The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

Rental property held for sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At December 31, 2018 and 2017, there were no assets held for sale.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the year ended December 31, 2017 the Company did not record any impairment losses. As discussed below under “revenue recognition”, for the year ended December 31, 2018, the Company recorded a write-off of deferred rent – related parties of $1,853,539.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties (See Note 7). These leases provide for payments with fixed monthly base rents over the term of the leases. Accordingly, the Company reviewed its deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, the Company recorded a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying consolidated statements of operations.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2018	2017
Income (loss) per common share - basic:
Net (loss) income	$(2,027,278)	$1,377,902
Less: undistributed earnings allocated to participating securities	-	(142,452)
Net (loss) income allocated to common stockholders	$(2,027,278)	$1,235,450
Weighted average common shares outstanding - basic	17,427,038	17,309,446
Net (loss) income per common share - basic	$(0.12)	$0.07

Income (loss) per common share - diluted:
Net (loss) income allocated to common shareholders - basic	$(2,027,278)	$1,235,450
Numerator for (loss) income per common share - diluted	$(2,027,278)	$1,235,450

Weighted average common shares outstanding - basic	17,427,038	17,309,446
Effect of dilutive securities:
Stock options	-	172,696
Weighted average common shares outstanding - diluted	17,427,038	17,482,142
Net income (loss) per common share - diluted	$(0.12)	$0.07

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Convertible debt	404,000	404,000
Stock options	1,290,000	1,117,304

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

The Company does not believe it has any uncertain tax positions as of December 31, 2018 and 2017 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

DECEMBER 31, 2018 and 2017

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, the Company determined that the lease meets the definition of a short-term lease and the Company will not recognize the right-of use asset and lease liability arising from this lease.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RENTAL PROPERTIES

At December 31, 2018 and 2017, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2018	December 31, 2017
Building and building improvements	5-39	$6,250,959	$5,381,372
Construction in progress	-	-	40,230
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,534,173	7,704,816
Less: accumulated depreciation		(804,086)	(534,494)
Rental properties, net		$7,730,087	$7,170,322

For the years ended December 31, 2018 and 2017, depreciation and amortization of rental properties amounted to $269,592 and $218,190, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2018	December 31, 2017
Vehicle and site trailers	5 – 10	$38,855	$38,855
Office furniture and equipment	5 - 7	17,345	17,345
		56,200	56,200
Less: accumulated depreciation		(27,505)	(20,432)
Property and equipment, net		$28,695	$35,768

For the years ended December 31, 2018 and 2017, depreciation expense amounted to $7,073 and $7,030, respectively.

NOTE 6 – NOTE RECEIVABLE – RELATED PARTY

On March 30, 2017, in connection with a fourth amendment to the commercial lease agreement (the “Amendment”) with C3C3 Group, LLC, a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, significant shareholders of the Company (“C3C3”), the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable in 12 monthly payments of $15,647, which includes both principal and interest, commencing January 1, 2018. At December 31, 2018 and 2017, note receivable amounted to $0 and $182,365, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

(A) Former chief financial officer engagement letter

On October 26, 2015, the Company entered into an engagement letter with a company majority owned by the Company’s former Chief Financial Officer (“CFO”). Pursuant to the engagement letter, the Company agreed to pay a base fee of $6,500 in cash per month and $3,500 per month payable quarterly in advance in common shares of the Company valued at the lower of the share price from the most recent capital raise or 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter with a minimum number of common shares issuable per month of 1,250 shares. The engagement letter was terminated in May 2018. On January 12, 2018, pursuant to this terminated engagement letter, the Company issued 16,055 shares of its common stock to a company majority owned by the Company’s former CFO for services rendered. The shares were valued at their fair value of $16,858, or $1.05 per common share, which was the fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, in January 2018, the Company recorded stock-based compensation expense of $16,858. During the year ended December 31, 2017, pursuant to this terminated engagement letter, the Company issued 39,929 shares of its common stock to a company majority owned by the Company’s former CFO for services rendered. The shares were valued at their fair value of $51,037, which was the aggregate fair value of the common shares on the date of grant by using the quoted share price on the date of grant. In connection with the issuance of these common shares, during the year ended December 31, 2017, the Company recorded stock-based compensation expense of $51,037.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

Pursuant to a Stock Redemption Agreement, effective January 1, 2019, the Company and Mr. Abrams amended the Abrams Debenture to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030 (See Note 15).

As of December 31, 2018 and 2017, the principal balance due under these Debentures is $2,020,000. As of December 31, 2018 and 2017, accrued interest payable due under these Debentures is $31,800 and $30,600, respectively.

For the years ended December 31, 2018 and 2017, interest expense – related parties amounted to $121,200 and $129,288, respectively.

At December 31, 2018, future maturities of convertible notes payable – related parties is as follows:

2019	$-
2020	-
2021	-
2022	20,000
2023	-
Thereafter	2,000,000

Total	$2,020,000

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

DECEMBER 31, 2018 and 2017

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

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners are significant stockholders of the Company, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017. This lease was cancelled on May 1, 2018.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

Through December 31, 2018, each of Messrs. Abrams and Carra was a significant stockholder of the Company.

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

For the years ended December 31, 2018 and 2017, rental income associated with all related party leases amounted to $1,186,775 and $2,033,684, respectively. At December 31, 2018 and 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively. At December 31, 2018 and 2017, security deposits payable to related parties amounted to $71,800. No additional deposits were required on the New Leases.

Effective January 1, 2019, the Company and Messrs. Abrams and Carra or entities controlled by Messrs. Abrams and Carra entered into Stock Redemption Agreements. Prior to entry into the Stock Redemption Agreement, pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by such related party shareholders’ in exchange for the Stock Redemption. In addition to other terms, the parties agreed to amend the May 1, 2018 leases to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 15).

NOTE 8 – SENIOR CONVERTIBLE NOTE PAYABLE

On August 20, 2014, the Company received $500,000 from a third party pursuant to the terms of a senior convertible debenture (the “Senior Convertible Debenture”). The Senior Convertible Debenture accrued interest at 7% per annum and was payable monthly and the principal balance and any remaining unpaid interest was due on the maturity date of August 20, 2017. The holder had the option after 12 months to convert all or a portion of the Senior Convertible Debenture into shares of the Company’s common stock at the conversion price of $5.00 per share. On April 20, 2017, the Company repaid the principal balance of $500,000 and all accrued interest. As of December 31, 2018 and 2017, the principal balance due under the Senior Convertible Debenture is $0. For the years ended December 31, 2018 and 2017, interest expense related to the Senior Convertible Debenture amounted to $0 and $10,692, respectively.

NOTE 9 – MORTGAGE PAYABLE

On March 7, 2014 the Company executed a $2,100,000 mortgage payable to acquire real estate. The mortgage bore interest at 7.5% per annum. Monthly interest only payments began April 7, 2014 and continued each month thereafter until paid. The entire unpaid balance and accrued interest was due on March 7, 2019, the maturity date of the mortgage, and was secured by the underlying property. The mortgage terms did not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the years ended December 31, 2018 and 2017, interest expense related to this mortgage amounted to $0 and $32,291, respectively. In connection with the sale of one of its buildings on March 15, 2017, the Company repaid all outstanding principal and interest due on this mortgage (See Note 4).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

2018

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2018 and 2017, 40,000 stock option awards have been made under the 2016 Plan. At December 31, 2018 and 2017, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2018 and 2017, options to purchase 1,250,000 shares of common stock are outstanding and 1,140,000 are exercisable pursuant to the 2014 Plan.

(E) Stock options granted pursuant to consulting and employment agreements

On May 6, 2015, the Company entered into a 36-month consulting agreement with a stockholder for business advisory services. In connection with this consulting agreement, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share under the 2014 Plan. 125,000 options vested on July 1, 2015 and 125,000 options vested quarterly from October 1, 2015 through April 1, 2017, and expire on May 5, 2025 or earlier due to employment termination. The Company recognized compensation expenses over the period during which the services were rendered by such consultant or over the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of this option award was remeasured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model for stock options with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 104.6 to 164.6%; risk-free interest rate of ranging from 1.60% to 2.45%; and, an estimated holding period ranging from 8.10 to 8.35 years. For the years ended December 31, 2018 and 2017, the Company recorded consulting expense (income) of $0 and $(28,567), respectively, related to these options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

On December 30, 2015, the Company granted the Company’s Chief Executive Officer and President an option, pursuant to the 2014 Plan, to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was December 30, 2015 and the option expires on December 30, 2026. The option vests as to (i) 25,000 of such shares on December 30, 2015, and (ii) as to 25,000 of such shares on December 30, 2016 and each year thereafter through December 30, 2024. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $237,150 and will record stock-based compensation expense over the vesting period. For the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $31,516 and $43,373, respectively.

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

At December 31, 2018, there were 1,290,000 options outstanding and 1,140,000 options vested and exercisable. As of December 31, 2018, there was $71,456 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at December 31, 2018 was nil and was calculated based on the difference between the quoted share price on December 31, 2018 of $0.238 and the exercise price of the underlying options.

Stock option activities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	1,250,000	$1.00	8.68	$-
Granted	40,000	0.74
Balance Outstanding December 31, 2017	1,290,000	0.99	7.74	126,500
Granted	-	-
Balance Outstanding December 31, 2018	1,290,000	$0.99	6.74	$0
Exercisable, December 31, 2018	1,140,000	$0.99	6.58	0

Balance Non-vested at December 31, 2017	175,000	$1.00	7.74	$0
Vested during the year	(25,000)	1.00
Balance Non-vested at December 31, 2018	150,000	$1.00	6.74	$0

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 11 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Income tax expense (benefit) at U.S. statutory rate	$(66,894)	$468,487
Income tax expense (benefit) – state	(20,705)	89,564
Non-deductible expenses	22,877	51,316
Effect of change in effective rate	-	87,587
Change in valuation allowance	64,722	(696,953)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

Deferred Tax Asset:	December 31, 2018	December 31, 2017
Net operating loss carryforward	$473,975	$655,183
Total deferred tax asset	473,975	655,183
Less: deferred tax liability: deferred rent receivable	-	(469,902)
Net deferred tax assets before valuation allowance	473,975	185,281
Valuation allowance	(473,975)	(185,281)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,724,000 at December 31, 2018. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that occurred in 2014 and may occur in the future. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2018, the valuation allowance increased by $288,694, including an increase in valuation allowance from 2018 taxable losses of $64,722 and an increase in valuation allowance from the reversal of deferred tax liabilities related to deferred rent receivable of $469,902, offset by a decrease in valuation allowance of $245,930 related to estimated limitations on the utilization of the Company’s net operating loss carryforwards. The potential tax benefit arising from the loss carryforward will expire in 2038.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2018 and 2017. As of December 31, 2018, the Company and Seller have yet to complete the purchase.

Legal matters

In a letter dated May 10, 2016, Marc Brannigan, the Company’s former chief executive officer, and related parties (collectively “Brannigan”) sent a demand letter, through counsel, to the Company and certain other third-parties, claiming, among other things, that the Company improperly diluted Brannigan’s equity in the Company. Brannigan demands that the Company issue shares to “reverse” the dilution, invalidate shares improperly issued by the Company, pay unspecified damages, recover one-third of all Company shares owned by Alan Abrams and Chris Carra, and recover Brannigan’s purported majority ownership and voting control of the Company. On July 18, 2017, the Company entered into a Settlement and Mutual Release with Brannigan. In connection with the Settlement and Mutual Release, the Company paid $10,000 in cash representing reimbursement of Brannigan legal fees and issued 15,000 shares of its common stock. The shares were valued at their fair value of $10,500 using the quoted share price on the date of grant of $0.70 per common share. In connection with the payment of cash and the issuance of these shares, in July 2017, the Company recorded aggregate settlement expense of $20,500.

Operating lease

On March 9, 2017 and effective April 1, 2017, the Company executed a one-year operating lease for its office space in Scottsdale, Arizona for annual rent of $7,200. In March 2017, the Company prepaid the first six months of this operating lease. In October 2017, the Company prepaid the remaining six months of this operating lease. On January 30, 2018, the Company executed Addendum #1 of the operating lease and extended the term of the operating lease to end on March 31, 2019. In the addendum, the monthly base rent was increased to $655 per month for an annual amount of $7,860. As of December 31, 2018 and 2017, the Company recorded a prepaid rent amount of $0 and $1,992 related to this operating lease, respectively.

For the years ended December 31, 2018 and 2017, rent expense was $8,565 and $13,783, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Letter of intent

In October 2017, the Company and a third party entity that is a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes have entered into a letter of intent outlining three independent agreements to complete research and development projects for licensed medical marijuana facilities to be located in Tempe, Arizona, Parachute, Colorado, and Stockdale, Texas or other locations to be determined after approval of a provisional license under the Texas Compassionate Use program.  Under the terms of the letter of intent, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements. Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed. The letter of intent included a one-time, non-refundable payment of $25,000 to the Company which was paid in 2017. In 2018, the Company received an additional non-refundable deposit of $25,000 from the third party entity. The payments are consideration for entering into the letter of intent and represents a deposit to be applied towards the potential assignment of the Company’s Parachute development rights which have been valued at $250,000 within the letter of intent. During 2018, the letter of intent expired and the Company recognized $50,000 of non-refundable deposits as other income. As of December 31, 2018 and 2017, deferred revenue related to the letter of intent amounted to $0 and $25,000, respectively.

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

Effective January 1, 2019, the Company and Messrs. Abrams and Carra or entities controlled by Messrs. Abrams and Carra entered into Stock Redemption Agreements. Prior to entry into the Stock Redemption Agreement, pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by such related party shareholders’ in exchange for the Stock Redemption. In addition to other terms, the parties agreed to amend the May 1, 2018 leases to reduce the gross revenue fee payable by these related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 15).

Employment and Related Golden Parachute Agreement

On May 23, 2018, the Company and the Company’s Chief Executive Officer (the “CEO”) agreed to replace CEO’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay CEO his current base annual salary of $215,000, and to award CEO with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

The 2018 Employment Agreement has a term of 10 years. The term and CEO’s employment will terminate (a “Termination”) in any of the following circumstances:

(i)	immediately, if CEO dies;
(ii)	immediately, if CEO receives benefits under the long-term disability insurance coverage then provided by the Company or, if no such insurance is in effect, upon CEO’s disability;
(iii)	on the expiration date, as the same may be extended by the parties by written amendment to the 2018 Employment Agreement prior to the occasion thereof;
(iv)	at the option of the Company for Cause (as defined in the 2018 Employment Agreement) upon the Company’s provision of written notice to CEO of the basis for such Termination;
(v)	at the option of the Company, without Cause;
(vi)	by CEO at any time with Good Reason (as defined in the 2018 Employment Agreement), upon 30 days’ prior written notice to the Company delivered not later than within 90 days of the existence of the condition therefor; or
(vii)	by CEO at any time without Good Reason, upon not less than three months’ prior written notice to the Company.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

In the event of a Termination for any reason or for no reason whatsoever, or upon the expiration date of the 2018 Employment Agreement, whichever comes first, all rights and obligations under the 2018 Employment Agreement shall cease (i) as to the Company, except for the Company’s obligations for the payment of applicable severance benefits thereunder, and for indemnification thereunder, and (ii) as to CEO, except for his obligation under the restrictive covenants in the 2018 Employment Agreement.

The Company and CEO also entered into a Golden Parachute Agreement (the “Golden Parachute Agreement”) on May 23, 2018. No benefits shall be payable under the Golden Parachute Agreement unless there shall have been a change in control of the Company, as set forth below. For purposes of the Golden Parachute Agreement, amongst other terms in the Golden Parachute Agreement, a “change in control of the Company” shall mean a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For purposes of the Golden Parachute Agreement, “Cause” means termination upon (a) the willful and continued failure to substantially perform duties with the Company after a written demand for substantial performance is delivered by the Board, which demand specifically identifies the manner in which the Board believes that duties have not substantially been performed, or (b) the willful engaging in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise.

For purposes of the Golden Parachute Agreement, “Good Reason” means, without express written consent, the occurrence after a change in control of the Company of any of the following circumstances unless, such circumstances are fully corrected prior to the date of Termination specified in the notice of Termination:

(a)	a material diminution in CEO’s authority, duties or responsibility from those in effect immediately prior to the change in control of the Company;
(b)	a material diminution in CEO’s base compensation;
(c)	a material change in the geographic location at which CEO performs his duties;
(d)	a material diminution in the authority, duties, or responsibilities of the supervisor to whom CEO is required to report, including a requirement that CEO report to a corporate officer or employee instead of reporting directly to the Board;
(e)	a material diminution in the budget over which CEO retains authority;
(f)	a material breach under any agreement with the Company to continue in effect any bonus to which CEO was entitled, or any compensation plan in which CEO participates immediately prior to the change in control of the Company which is material to CEO’s total compensation;
(g)	a material breach under any agreement with the Company to provide CEO benefits substantially similar to those enjoyed by CEO under any of the Company’s life insurance, medical, health and accident, or disability plans in which he was participating at the time of the change in control of the Company, the failure to continue to provide CEO with a Company automobile or allowance in lieu of it, if CEO was provided with such an automobile or allowance in lieu of it at the time of the change of control of the Company, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive CEO of any material fringe benefit enjoyed by CEO at the time of the change in control of the Company, or the failure by the Company to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company’s normal vacation policy in effect at the time of the change in control of the Company;

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Following a change in control of the Company, upon termination of CEO’s employment or during a period of disability, CEO will be entitled to the following benefits:

(i)	During any period that CEO fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, CEO will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to CEO under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.
(ii)	If CEO’s employment is terminated by the Company for Cause or by CEO other than for Good Reason, disability, death or retirement, the Company will pay CEO his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which CEO is entitled under any compensation plan of the Company at the time such payments are due.
(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by CEO for Good Reason, CEO will be entitled to benefits provided below:

a.	The Company will pay CEO his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which CEO is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to CEO for periods subsequent to the date of Termination, the Company will pay as severance pay to CEO a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of CEO’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay to CEO any deferred compensation allocated or credited to CEO or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to CEO under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), CEO will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by CEO (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to CEO all legal fees and expenses incurred by CEO as a result of such Termination.

NOTE 13 – CONCENTRATIONS

Rental income and rent receivable – related parties

The Company entered into lease agreements with non-profit companies, CJK and Broken Arrow, who are owned, in whole or part, directly or indirectly, by Messrs. Abrams and Carra, each whom is a significant stockholder of the Company. Additionally, during the year ended December 31, 2015 and as amended during 2016 and 2017, the Company entered into lease agreements with C3C3, a company indirectly owned by Messrs. Abrams and Carra. Additionally, on March 30, 2017, in connection with a fourth amendment to the commercial lease agreement with C3C3, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and payable over 12 months commencing January 1, 2018. At December 31, 2018 and 2017, note receivable amounted to $0 and $182,365, respectively.

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 7). This related party lease restructuring caused a reduction in the Company’s revenue in 2018 and beyond. Additionally, effective January 1, 2019, the May 1, 2018 leases were amended to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 15). Any additional reduction in revenue from or loss of such related party leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

For the years ended December 31, 2018 and 2017, rental revenue associated with the related party leases described above amounted to $1,186,775 and $2,033,684, which represents 96.0% and 96.2% of the Company’s total revenues, respectively. At December 31, 2018 and 2017, deferred rent receivable – related parties amounted to $0 and $1,708,734, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to related party tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of December 31, 2018 and 2017, the Company had an asset concentration related to the related party tenants. As of December 31, 2018 and 2017, these related party tenants represented approximately 90.7% and 90.0% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of December 31, 2018, the lease agreements with related party tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 7).

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow (see Note 7). Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and Christopher Carra. Additionally, effective January 1, 2019, the new leases were amended (See Note 15).

NOTE 14 – LEASES

Future minimum lease payments to be received for each of the five succeeding fiscal years and thereafter as of December 31, 2018 consisted of the following:

Future annual base rent:
2019	$989,748
2020	989,748
2021	989,748
2022	989,748
2023	989,748
Thereafter	15,876,000
Total	$20,824,740

NOTE 15 – SUBSEQUENT EVENTS

Stock redemption agreement

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

●	The Company and CJK, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules.

●	Broken Arrow will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Broken Arrow will continue to be a tenant of the Company.

●	CJK will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and CJK will continue to be a tenant of the Company.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and CJK will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK will continue in full force and effect.

Amendment to Broken Arrow Confidential Advisory Services Agreement

On January 1, 2019, the Company, on behalf of Chino Valley, and Broken Arrow entered into the First Amendment to Confidential Advisory Services Agreement (the “Broken Arrow CASA Amendment”). The Broken Arrow CASA Amendment amended the Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”) to (i) reduce the gross revenue fee payable by Broken Arrow from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by Broken Arrow.

Except as set forth herein, the terms of the Broken Arrow CASA remain in full force and effect.

Amendment to CJK Confidential Advisory Services Agreement

On January 1, 2019, the Company, on behalf of Zoned Arizona, and CJK entered into the First Amendment to Confidential Advisory Services Agreement (the “CJK CASA Amendment”). The CJK CASA Amendment amended the Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA”) to (i) reduce the gross revenue fee payable by CJK from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by CJK.

Except as set forth herein, the terms of the CJK CASA remain in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Amendment to Abrams Convertible Debenture

On January 9, 2017, the Company issued the Abrams Debenture in the aggregate principal amount of $2,000,000 in favor of Mr. Abrams, in exchange for receipt from Mr. Abrams of $2,000,000. On January 2, 2019, the Company and Mr. Abrams entered into an amendment of the Abrams Debenture (the “Debenture Amendment”), pursuant to which the parties agreed to extend the maturity date of the Abrams Debenture from January 9, 2022 to January 9, 2030. Except as set forth herein, the terms of the Abrams Debenture remain in full force and effect.

Chino Valley Lease Amendment

On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the Chino Valley Lease (the “Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except as set forth herein, the terms of the Chino Valley Lease Amendment remain in full force and effect.

Common shares issued

On January 14, 2019, the Company issued an aggregate of 100,000 shares of common stock to the members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $31,000 using the quoted share price on the date of grant of $0.311 per common share. In connection with these grants, in January 2019, the Company recorded stock-based compensation expense of $31,000.