Form 10-Q
period 2019-03-31
Zoned Properties, Inc.
filed 2019-05-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 13, 2019, the registrant had 11,901,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$444,375	$354,867
Rental properties, net	7,641,267	7,730,087
Prepaid expenses and other assets	85,156	116,967
Property and equipment, net	26,957	28,695
Security deposits	600	600

Total Assets	$8,198,355	$8,231,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$-
Convertible note payable - related party	20,000	2,020,000
Accounts payable	25,924	117,985
Accrued expenses	116,569	54,636
Accrued expenses - related parties	2,100	34,800
Deferred revenues	2,500	2,750
Security deposits payable - related parties	-	71,800
Security deposits payable	77,833	6,032

Total Liabilities	2,244,926	2,308,003

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 11,901,548 and 17,441,552 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11,902	17,442
Additional paid-in capital	20,788,743	20,746,200
Accumulated deficit	(14,849,216)	(14,842,429)

Total Stockholders’ Equity	5,953,429	5,923,213

Total Liabilities and Stockholders’ Equity	$8,198,355	$8,231,216

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES:
Rental revenues	$277,736	$12,187
Rental revenues - related parties	-	521,074

Total revenues	277,736	533,261

OPERATING EXPENSES:
Compensation and benefits	122,069	159,459
Professional fees	83,478	71,625
General and administrative expenses	42,792	39,865
Depreciation and amortization	90,558	63,419
Property operating expenses	810	25,292
Real estate taxes	22,720	22,254

Total operating expenses	362,427	381,914

(LOSS) INCOME FROM OPERATIONS	(84,691)	151,347

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	-
Interest expenses - related parties	(300)	(30,300)
Other income	108,204	-
Interest income	-	1,729

Total other (expenses) income, net	77,904	(28,571)

(LOSS) INCOME BEFORE INCOME TAXES	(6,787)	122,776

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(6,787)	$122,776

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,948,659	17,396,078
Diluted	11,948,659	17,402,724

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	2,000,000	$2,000	17,345,497	$17,345	$20,630,649	$(12,815,151)	$7,834,843

Common stock issued for services and future services	-	-	71,055	72	68,487	-	68,559

Accretion of stock based compensation related to stock options issued	-	-	-	-	7,878	-	7,878

Net income	-	-	-	-	-	122,776	122,776

Balance, March 31, 2018	2,000,000	$2,000	17,416,552	$17,417	$20,707,014	$(12,692,375)	$8,034,056

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net loss	-	-	-	-	-	(6,787)	(6,787)

Balance, March 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,788,743	$(14,849,216)	$5,953,429

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,787)	$122,776
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	90,558	63,419
Stock-based compensation	31,100	68,559
Stock option expense	5,903	7,878
Change in operating assets and liabilities:
Deferred rent receivable - related parties	-	(144,805)
Note receivable	-	45,214
Prepaid expenses and other assets	31,811	18,170
Accounts payable	(92,060)	1,672
Accrued expenses	28,933	(6,239)
Accrued expenses - related parties	300	300
Deferred revenues	(250)	24,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	89,508	201,694

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	-	(108,761)

NET CASH USED IN INVESTING ACTIVITIES	-	(108,761)

NET INCREASE IN CASH	89,508	92,933

CASH, beginning of period	354,867	824,240

CASH, end of period	$444,375	$917,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,000	$30,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$2,000,000	$-
Reclassification of security deposits - related party to security deposits	$71,800	$-
Reclassification of accrued expenses - related party to accrued expenses	$33,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development firm whose primary mission is to provide real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate acquisitions and revenue growth. The Company intends to pioneer sustainable development for emerging industries, including the regulated cannabis industry. The Company is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company focuses on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. The Company provides development strategies and advisory services that could potentially have a major impact on cash flow and property value. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

Effective January 1, 2019, the Company and certain beneficial shareholders of the Company entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by such beneficial shareholders (See Note 7). In exchange for the Stock Redemption, in addition to other terms, the parties amended the May 1, 2018 leases to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement (See Note 7). Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company will no longer reflect transactions and balances related to these beneficial shareholders as related party transactions. Prior to January 1, 2019, transactions with these beneficial shareholders have been reflected as related party transactions on the accompanying unaudited condensed consolidated financial statements.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2019 and 2018 include the collectability of rent, the useful life of rental properties and property and equipment, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, the majority of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (the “Significant Tenants”). For the three months ended March 31, 2019 and 2018, rental revenue associated with the Significant Tenants amounted to $264,860 and $533,261, which represents 95.4% and 97.7% of the Company’s total revenues, respectively (See Note 3).

Fair value of financial instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had approximately $194,000 and $122,000, respectively, of cash in excess of FDIC limits.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Accounts receivable

As of March 31, 2019 and December 31, 2018, the Company did not have an accounts receivable balance. For the three months ended March 31, 2019 and 2018, the Company did not record any allowances for doubtful accounts. The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2019 and 2018, the Company did not record any impairment losses

The Company has capitalized land, which is not subject to depreciation.

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

MARCH 31, 2019

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

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2019	2018
(Loss) income per common share - basic:
Net (loss) income	$(6,787)	$122,776
Less: undistributed earnings allocated to participating securities	-	(12,647)
Net (loss) income allocated to common stockholders	$(6,787)	$110,129
Weighted average common shares outstanding - basic	11,948,659	17,396,078
Net (loss) income per common share - basic	$(0.00)	$0.01

(Loss) income per common share - diluted:
Net (loss) income allocated to common shareholders - basic	$(6,787)	$110,129
Numerator for (loss) income per common share - diluted	$(6,787)	$110,129

Weighted average common shares outstanding - basic	11,948,659	17,396,078
Effect of dilutive securities:
Stock options	-	6,646
Weighted average common shares outstanding - diluted	11,948,659	17,402,724
Net (loss) income per common share - diluted	$(0.00)	$0.01

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Convertible debt	404,000	404,000
Stock options	1,290,000	1,283,354

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

MARCH 31, 2019

Revenue recognition

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

Through April 30, 2018, certain of the Company’s leases contained rental increases at specified intervals. During the three months ended March 31, 2018, the Company recorded as an asset, and included in revenue, deferred rents receivable that were to be received if the tenant made all rent payments required through the expiration of the initial term of the lease.

On May 1, 2018, the Company and the Significant Tenant cancelled their existing lease agreements and entered into new lease agreements relating to the same properties (See Note 3). These leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes. These payments are recorded as rental income and the related property tax expense reflected separately on the statements of operations.

See below for the adoption of ASU 2016-02, “Leases (Topic 842)” and its impact on our consolidated financial statements upon adoption.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.   The Company does not believe it has any uncertain tax positions as of March 31, 2019 and December 31, 2018 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, the Company adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions were expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions were met, which generally aligned with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Recently adopted accounting pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” using a modified retrospective method. On adoption the Company also applied the package of practical expedients to leases, where the Company is the lessee or lessor, that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

ASU 2016-02, “Leases (Topic 842)” sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

For contracts entered into on or after the effective date, where we are the lessee, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed.

For leases entered into on or after the effective date, where we are the lessor, at the inception of the contract the Company assess whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, we evaluate if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, the Chino Valley lease was modified on January 1, 2019 increasing the monthly base rent from $35,000 to $40,000. At the commencement of the modified terms, the Company reassessed its lease classification and concluded it remained properly classified as an operating lease.

The adoption of ASU 2016-02 did not have a material impact on the operating leases where the Company is a lessor. The Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, the Company determined that the lease meets the definition of a short-term lease and the Company did not recognize the right-of use asset and lease liability arising from this lease.

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – CONCENTRATIONS AND RISKS

Terminated Lease Agreements with Significant Tenants

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. (“CJK”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) for its properties located in Kingman, AZ and Green Valley, AZ, respectively. CJK and Broken Arrow are owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 (the “Prior Kingman Lease”). The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent subject to a 5% annual increases during the lease term (the “Prior Green Valley Lease”). These leases were cancelled and new leases were executed on May 1, 2018.

In August 2015, the Company entered into a lease agreement with C3C3 Group, LLC (“C3C3”), a wholly owned subsidiary of a company owned by Alan Abrams and Chris Carra, each of whom was a significant stockholder of the Company through December 31, 2018, to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and was to expire on July 31, 2035 (the “Prior Tempe Leases”). This lease was cancelled and a new lease was executed on May 1, 2018.

In August 2015, the Company entered into a lease agreement with C3C3 to lease space in Chino Valley, Arizona (the “Prior Chino Valley Lease”). The Prior Chino Valley Lease commenced on August 1, 2015, was amended on October 10, 2016 and on March 30, 2017, and was to expire on July 31, 2035. Additionally, pursuant to the March 30, 2017 amendment, the Company agreed to defer rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate commencing March 1, 2017 and was paid in full over 12 months commencing January 1, 2018. This lease was cancelled and a new lease was executed on May 1, 2018.

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who is the sole member and manager of C3C3), whose directors/owners were significant stockholders of the Company through December 31, 2018, to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with base monthly rent of $1,800 starting on October 1, 2017. This lease was cancelled on May 1, 2018.

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee.

New Lease Agreements with Significant Tenants

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements and entered into new lease agreements relating to the same properties. Additionally, the Company entered into confidential advisory services agreements with CJK and Broken Arrow.

On May 1, 2018, Chino Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the Prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “New Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Chino Valley Lease. The New Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. Broken Arrow is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the Chino Valley Lease (the “Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the New Chino Valley Lease remain in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

CJK and Broken Arrow are owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018 (see Note 7). CJK and Broken Arrow, together, are referred to as the Company’s Significant Tenants.

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Prior to May 1, 2018, the Company’s leases contained rental increases at specified intervals. Accordingly, during the three months ended March 31, 2018, rental income included base rents that each tenant paid in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the respective lease, which included the effects of rent abatements under the leases. During the three months ended March 31, 2018, the Company recorded as an asset, and included in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue will be constant over the New Lease terms.

As of March 31, 2019 and December 31, 2018, security deposits payable to the Significant Tenants amounted to $71,800. No additional deposits were required on the New Leases.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received for each of the five succeeding calendar years and thereafter as of March 31, 2019 consists of the following:

Future annual base rent:
2019 (remainder of year)	$742,311
2020	989,748
2021	989,748
2022	989,748
2023	989,748
Thereafter	15,876,000
Total	$20,577,303

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Rental income and rent receivable –Significant Tenants

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties. This lease restructuring caused a reduction in the Company’s revenue in 2018 and beyond. Additionally, effective January 1, 2019, the Company entered into the Stock Redemption Agreement (see Note 7) and as such the Company’s May 1, 2018 advisory agreements were amended to reduce the gross revenue fee payable by the Significant Tenants from 10% of gross revenue to 0% of gross revenue. Any additional reduction in revenue from or loss of such Significant Tenants leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

For the three months ended March 31, 2019 and 2018, rental revenue associated with the Significant Tenant leases described above amounted to $264,860 and $521,074, which represents 95.4% and 97.7% of the Company’s total revenues, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenant under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of March 31, 2019 and December 31, 2018, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2019 and December 31, 2018, the Significant Tenants represented approximately 90.0% and 90.7% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of March 31, 2019, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 5).

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

On January 1, 2019, the Company, on behalf of Chino Valley, and Broken Arrow entered into the First Amendment to Confidential Advisory Services Agreement (the “Broken Arrow CASA Amendment”). The Broken Arrow CASA Amendment amended the Broken Arrow CASA to (i) reduce the gross revenue fee payable by Broken Arrow from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by Broken Arrow. Except as set forth herein, the terms of the Broken Arrow CASA remain in full force and effect.

On January 1, 2019, the Company, on behalf of Zoned Arizona, and CJK entered into the First Amendment to Confidential Advisory Services Agreement (the “CJK CASA Amendment”). The CJK CASA Amendment amended the CJK CASA to (i) reduce the gross revenue fee payable by CJK from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by CJK. Except as set forth herein, the terms of the CJK CASA remain in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 4 – RENTAL PROPERTIES

As of March 31, 2019 and December 31, 2018, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2019	December 31, 2018
Building and building improvements	5-39	$6,250,959	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,534,173	8,534,173
Less: accumulated depreciation		(892,906)	(804,086)
Rental properties, net		$7,641,267	$7,730,087

For the three months ended March 31, 2019 and 2018, depreciation and amortization related to rental properties amounted to $88,820 and $61,651, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, who was a significant stockholder of the Company through December 31, 2018 (see Note 7), in exchange for cash from Mr. Abrams of $2,000,000. The Abrams Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and was originally due on January 9, 2022. On January 2, 2019, the Company and Mr. Abrams entered into an amendment of the Abrams Debenture (the “Debenture Amendment”), pursuant to which the parties agreed to extend the maturity date of the Abrams Debenture from January 9, 2022 to January 9, 2030. Except as set forth herein, the terms of the Abrams Debenture remain in full force and effect.

The Company may prepay this Debenture at any point after nine months, in whole or in part. Pursuant to the terms of each of the Debentures, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the Abrams Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

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

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement whereby Mr. Abrams reaffirmed his personal guarantee of his obligations under certain of the Company’s commercial leases. Additionally, Mr. Abrams affirmed that the principal of the Abrams Debenture in the principal amount of $2,000,000 was acknowledged as collateral within the scope of the guaranty included in the commercial lease agreements.

As of March 31, 2019 and December 31, 2018, the principal balance due under the Abrams Debenture is $2,000,000

As of March 31, 2019 and December 31, 2018, accrued interest payable due under these Debentures was $30,000. As disclosed in Note 7, effective January 1, 2019, Mr. Abrams is no longer a significant stockholder of the Company nor considered to be a related party. As such the convertible principal balance of $2,000,000 and related accrued interest of $30,000 has been reclassified to convertible note payable and accrued expenses as of March 31, 2019, respectively, from Convertible debt – related parties and Accrued expenses – related parties on the consolidated balance sheets.

For the three months ended March 31, 2019 and 2018, interest expense related to this debenture amounted to $30,000. For the three months ended March 31, 2019 and 2018, interest expense of $30,000 related to this debenture was reflected as interest expense and interest expense – related parties, respectively, on the accompanying unaudited condensed consolidated statement of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 6 – RELATED PARTY TRANSACTIONS

(B) Convertible notes payable – related party

On January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture”) in the principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. The McLaren Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the Debenture at any point after nine months, in whole or in part. Pursuant to the terms of the McLaren Debenture, the Holder is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under this Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

If the Company defaults on payment, the Holder may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the Debenture), the Holder may (i) declare the entire principal amount and all accrued and unpaid interest under the Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to the Holder at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Holder.

As of March 31, 2019 and December 31, 2018, the principal balance due under the McLaren Debenture is $20,000.

As of March 31, 2019 and December 31, 2018, accrued interest payable due under these Debentures is $2,100 and $1,800, respectively.

For the three months ended March 31, 2019 and 2018, interest expense – related parties amounted to $300 and $30,300, respectively. For the three months ended March 31, 2018, interest expense related parties included $30,000 of interest expense related to the Abrams Debenture which is not considered a related party transaction subsequent to December 31, 2018 (see Note 7).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(B) Common stock issued for services

On January 14, 2019, the Company issued an aggregate of 100,000 shares of common stock to the members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $31,100 using the quoted share price on the date of grant of $0.311 per common share. In connection with these grants, in January 2019, the Company recorded stock-based compensation expense of $31,100.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2019 and December 31, 2018, 40,000 stock option awards have been made under the 2016 Plan which are exercisable. As of March 31, 2019 and December 31, 2018, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2019 and December 31, 2018, options to purchase 1,250,000 shares of common stock are outstanding and 1,100,000 are exercisable pursuant to the 2014 Plan.

(D) Stock options

For the three months ended March 31, 2019 and 2018, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $5,903 and $7,878, respectively. As of March 31, 2019, there were 1,290,000 options outstanding and 1,140,000 options vested and exercisable. As of March 31, 2019, there was $65,553 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value as of March 31, 2019 was nil and was calculated based on the difference between the quoted share price on March 31, 2019 of $0.39 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,290,000	$0.99	6.74	$0
Granted	-	-
Balance Outstanding March 31, 2019	1,290,000	$0.99	6.49	$0
Exercisable, March 31, 2019	1,140,000	$0.99	6.33	0

Balance Non-vested at December 31, 2018	150,000	$1.00	6.74	$0
Vested during the period	-
Balance Non-vested as of March 31, 2019	150,000	$1.00	6.49	$0

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(E) Stock redemption agreement

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and CJK, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “New Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules. Therefore, transactions between the Company and Carra or Abrams or entities related in whole or in part, directly or indirectly, to Carra and Abrams have not been reflected as related party transactions in these unaudited condensed consolidated financial statements after the effectiveness of the Stock Redemption.

●	Broken Arrow will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and Broken Arrow will continue to be a Significant Tenant of the Company.

●	CJK will continue to be owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, and CJK will continue to be a Significant Tenant of the Company.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and CJK will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK will continue in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheets as of March 31, 2019 and 2018. As of March 31, 2019, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

MARCH 31, 2019

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on March 28, 2019, and the same may be updated from time to time in documents that we file with the SEC.

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

Overview

Zoned Properties is a strategic real estate development firm whose primary mission is to provide real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate acquisitions and revenue growth. The Company intends to pioneer sustainable development for emerging industries, including the regulated cannabis industry. The Company is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company focuses on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. The Company provides development strategies and advisory services that could potentially have a major impact on cash flow and property value. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

The core of our business involves identifying and developing properties that intend to operate within highly regulated zoning and permitting regions, including the regulated cannabis and marijuana industry. Within highly regulated industries, local municipalities typically develop strict planning and zoning regulations that dictate the specific locations at which regulated properties can operate. These regulations often create complex permitting processes and can include non-standard setbacks for each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the years ended December 31, 2018, improvements made to rental properties amounted to $829,357, respectively. No improvements were made during the three months ended March 31, 2019.

As of March 31, 2019, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1
						Total Properties
Land Area (Acres)	3.65	47.6	0.8	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of March 31, 2019	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2019 (remainder of year)	$301,500	$360,000	$-	$31,500	$36,000	$729,000
2020	402,000	480,000	-	42,000	48,000	972,000
2021	402,000	480,000	-	42,000	48,000	972,000
2022	402,000	480,000	-	42,000	48,000	972,000
2023	402,000	480,000	-	42,000	48,000	972,000
Thereafter	6,566,000	7,840,000	-	686,000	784,000	15,876,000
Total	$8,475,500	$10,120,000	$-	$885,500	$1,012,000	$20,493,000

* Annual base rent represents amount of cash payments due from Significant Tenants.

Annualized $ per Rented Building Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
2019	$6.7	$12.0	-	$29.2	$32.1
2020	$6.7	$12.0	-	$29.2	$32.1
2021	$6.7	$12.0	-	$29.2	$32.1
2022	$6.7	$12.0	-	$29.2	$32.1
2023	$6.7	$12.0	-	$29.2	$32.1

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

It is unclear at this time what impact the Sessions Memo will have on the regulated cannabis and marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue, and added $250 an hour as an advisory fee.

●	The Company and Hana Meds, which is owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Hana Meds CASA to reduce the gross revenue fee payable by Hana Meds from 10% of gross revenue to 0% of gross revenue, and added $250 an hour as an advisory fee.

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “New Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

The Company will focus heavily on the growth of a diversified revenue stream in 2019. We intend to accomplish this by prospecting new advisory services across the country for private, public, and municipal clients. We believe that strategic real estate and sustainability services are likely to emerge as the growth engine for Zoned Properties. We are moving to take advantage of new opportunities.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three months ended March 31, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2019 and 2018.

Comparison of Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019 and 2018, revenues consisted of the following:

	Three Months Ended March 31,
	2019	2018
Rent revenues	$277,736	$12,187
Rent revenues – related parties	-	521,074
Total revenues	$277,736	$533,261

For the three months ended March 31, 2019, total revenues amounted to $277,736, including Significant Tenants revenues of $264,860, as compared to $533,261, including Significant Tenant revenues that were considered related parties of $521,074, for the three months ended March 31, 2018, a decrease of $255,525 or 47.9%. This decrease in revenues was primarily attributable to a decrease in rent revenues from the Significant Tenant of $256,214, or 49.2%. On May 1, 2018, we cancelled our existing lease agreements and entered into new lease agreements relating to the same properties. This Significant Tenant lease restructuring caused a reduction in our revenue in 2018 and beyond. In the 2018 period, Significant Tenant revenues were considered revenues – related parties.

Operating expenses

For the three months ended March 31, 2019, operating expenses amounted to $362,427 as compared to $381,914 for the three months ended March 31, 2018, a decrease of $19,487, or 5.1%. For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018
Compensation and benefits	$122,069	$159,459
Professional fees	83,478	71,625
General and administrative expenses	42,792	39,865
Depreciation and amortization	90,558	63,419
Property operating expenses	810	25,292
Real estate taxes	22,720	22,254
Total	$362,427	$381,914

●	For the three months ended March 31, 2019, compensation and benefit expense decreased by $37,390, or 23.4%, as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, we recorded stock-based compensation of $31,100 as compared to $68,559 for the comparable 2018 period, a decrease of $37,459, or 54.6%.

●	For the three months ended March 31, 2019, professional fees increased by $11,853, or 16.6%, as compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase in accounting and auditing fees of $19,040 offset by a decrease in public relations fees of $5,551, and a decrease in legal fees of $1,481.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2019, general and administrative expenses increased by $2,927, or 7.3%, as compared to the three months ended March 31, 2018.

●	For the three months ended March 31, 2019, depreciation and amortization expense increased by $27,139, or 42.8%, as compared to the three months ended March 31, 2018 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended March 31, 2019, property operating expenses decreased by $24,482, or 96.8%, as compared to the three months ended March 31, 2018. The decrease was primarily related to the restructuring of our leases in May 2018. Beginning in May 2018, substantially all of the property operating expenses are paid by the Significant Tenants.

●	For the three months ended March 31, 2019, real estate taxes increased by $466, or 2.1%, as compared to the three months ended March 31, 2018.

(Loss) income from operations

As a result of the factors described above, for the three months ended March 31, 2019, loss from operations amounted to $(84,691) as compared to income from operations of $151,347 for the three months ended March 31, 2018, a decrease of $236,038, or 156.0%. The decrease is primarily a result of the decrease in revenues from our Significant Tenants as discussed above.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties and also includes other income (expenses). For the three months ended March 31, 2019, total other (expense), net amounted to $77,904 as compared to total other expenses, net of $(28,571), representing a change of $106,475, or 372.7%. During the three months ended March 31, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company.

Net (loss) income

As a result of the foregoing, for the three months ended March 31, 2019 and 2018, net (loss) income amounted to $(6,787), or $(0.00) per common share (basic and diluted), and $122,776, or $0.01 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $444,375 and $354,867 of cash as of March 31, 2019 and December 31, 2018, respectively.

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

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this report. Other than revenue received from the lease of our rental properties, and funds received from debt, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

As discussed, on May 1, 2018, we cancelled our existing related party lease agreements and entered into new related party lease agreements relating to the same properties. Pursuant to the terms of the new leases, our cash flows have decreased. Additionally, effective January 1, 2019, the May 1, 2018 new leases were amended to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue. Any additional reduction in revenue from or loss of such leases would have a material adverse effect on our consolidated results of operations and financial condition.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants who were related parties through December 31, 2018 under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2019 and December 31, 2018, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2019 and December 31, 2018, these Significant Tenants represented approximately 90.0% and 90.7% of total assets, respectively. If our Significant Tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

In Exhibit 99.1 and 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 28, 2019, we have included audited financial statements of our Significant Tenants.

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

Cash Flow

For the Three Months Ended March 31, 2019 and 2018

Net cash flow provided by operating activities was $89,508 for the three months ended March 31, 2019 as compared to net cash flow provided by operating activities of $201,694 for the three months ended March 31, 2018, a decrease of $112,186.

●	Net cash flow provided by operating activities for the three months ended March 31, 2019 primarily reflected net loss of $6,787 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $90,558, stock-based compensation expense of $31,100, and accretion of stock-based stock option expense of $5,903, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $31,811 and an increase in accrued expenses of $28,933 offset by a decrease in accounts payable of $92,060 which was primarily attributable to the payment of outstanding amounts due for property improvements made in 2018.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected net income of $122,776 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $63,419, stock-based compensation expense of $68,559, and the accretion of stock-based stock option expense of $7,878, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $45,214 due to the collections of deferred rent due to us, and net changes in other operating assets and liabilities of $38,653..

For the three months ended March 31, 2019, net cash flow used in investing activities amounted to $0 and compared to $108,761 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we used cash in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems.

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

The following tables summarize our contractual obligations as of March 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes – related parties	$2,020	$-	$-	$20	$2,000
Interest on convertible notes – related parties	1,335	153	242	240	700
Total	$3,355	$153	$242	$260	$2,700

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

Through April 30, 2018, certain of our leases contained rental increases at specified intervals. During the three months ended March 31, 2018, we recorded as an asset, and included in revenue, rents receivable that was to be received if the tenant made all rent payments required through the expiration of the initial term of the lease.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
1/14/2019	Arthur Friedman	Section 4(a)(2)	20,000	For Services	Restricted	Yes
1/14/2019	Alex McLaren	Section 4(a)(2)	35,000	For Services	Restricted	Yes
1/14/2019	David Honaman	Section 4(a)(2)	25,000	For Services	Restricted	Yes
1/14/2019	Derek Overstreet	Section 4(a)(2)	20,000	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: May 13, 2019	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)