Form 10-Q
period 2019-06-30
Zoned Properties, Inc.
filed 2019-08-08
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 11,901,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Cash	$497,529	$354,867
Accounts receivable	30,017	-
Rental properties, net	7,552,447	7,730,087
Prepaid expenses and other assets	74,993	116,967
Property and equipment, net	25,279	28,695
Security deposits	600	600

Total Assets	$8,180,865	$8,231,216

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$-
Convertible note payable - related party	20,000	2,020,000
Accounts payable	10,990	117,985
Accrued expenses	98,382	54,636
Accrued expenses - related parties	2,400	34,800
Deferred revenues	2,250	2,750
Security deposits payable - related parties	-	71,800
Security deposits payable	77,833	6,032

Total Liabilities	2,211,855	2,308,003

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 11,901,548 and 17,441,552 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11,902	17,442
Additional paid-in capital	20,794,646	20,746,200
Accumulated deficit	(14,839,538)	(14,842,429)

Total Stockholders' Equity	5,969,010	5,923,213

Total Liabilities and Stockholders' Equity	$8,180,865	$8,231,216

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES:
Rental revenues	$278,214	$12,216	$555,950	$24,403
Rental revenues - related parties	-	166,425	-	687,499
Advisory revenues	46,227	-	46,227	-

Total revenues	324,441	178,641	602,177	711,902

OPERATING EXPENSES:
Compensation and benefits	86,898	95,523	208,967	254,982
Professional fees	51,431	85,874	134,909	157,499
General and administrative expenses	32,106	37,661	74,898	77,526
Depreciation and amortization	90,498	63,485	181,056	126,904
Property operating expenses	810	11,007	1,620	36,299
Real estate taxes	22,720	22,040	45,440	44,294
Impairment loss	-	1,853,539	-	1,853,539

Total operating expenses	284,463	2,169,129	646,890	2,551,043

INCOME (LOSS) FROM OPERATIONS	39,978	(1,990,488)	(44,713)	(1,839,141)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	-	(60,000)	-
Interest expenses - related parties	(300)	(30,300)	(600)	(60,600)
Other income	-	-	108,204	-
Interest income	-	1,951	-	3,680

Total other (expenses) income, net	(30,300)	(28,349)	47,604	(56,920)

INCOME (LOSS) BEFORE INCOME TAXES	9,678	(2,018,837)	2,891	(1,896,061)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$9,678	$(2,018,837)	$2,891	$(1,896,061)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	0.00	$(0.12)	$0.00	$(0.11)
Diluted	$0.00	$(0.12)	$0.00	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,901,548	17,433,667	11,924,973	17,414,977
Diluted	11,901,548	17,433,667	11,924,973	17,414,977

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	2,000,000	$2,000	17,345,497	$17,345	$20,630,649	$(12,815,151)	$7,834,843

Common stock issued for services and future services	-	-	71,055	72	68,487	-	68,559

Accretion of stock based compensation related to stock options issued	-	-	-	-	7,878	-	7,878

Net income	-	-	-	-	-	122,776	122,776

Balance, March 31, 2018	2,000,000	2,000	17,416,552	17,417	20,707,014	(12,692,375)	8,034,056

Common stock issued for services and future services	-	-	17,500	17	10,834	-	10,851

Accretion of stock based compensation related to stock options issued	-	-	-	-	7,878	-	7,878

Net loss	-	-	-	-	-	(2,018,837)	(2,018,837)

Balance, June 30, 2018	2,000,000	$2,000	17,434,052	$17,434	$20,725,726	$(14,711,212)	$6,033,948

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net loss	-	-	-	-	-	(6,787)	(6,787)

Balance, March 31, 2019	2,000,000	2,000	11,901,548	11,902	20,788,743	(14,849,216)	5,953,429

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net loss	-	-	-	-	-	9,678	9,678

Balance, June 30, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,794,646	$(14,839,538)	$5,969,010

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,891	$(1,896,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	181,056	126,904
Stock-based compensation	31,100	79,408
Stock option expense	11,806	15,758
Write-off of deferred rent receivable - related parties	-	1,853,539
Change in operating assets and liabilities:
Deferred rent receivable - related parties	-	(144,805)
Accounts receivable	(30,017)	-
Note receivable	-	90,205
Prepaid expenses and other assets	41,974	44,134
Security deposits	-	2,290
Accounts payable	(106,994)	(3,834)
Accrued expenses	10,746	13,269
Accrued expenses - related parties	600	600
Deferred revenues	(500)	24,500

NET CASH PROVIDED BY OPERATING ACTIVITIES	142,662	205,907

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	-	(268,038)

NET CASH USED IN INVESTING ACTIVITIES	-	(268,038)

NET INCREASE (DECREASE) IN CASH	142,662	(62,131)

CASH, beginning of period	354,867	824,240

CASH, end of period	$497,529	$762,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$60,000	$60,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$2,000,000	$-
Reclassification of security deposits - related party to security deposits	$71,800	$-
Reclassification of accrued expenses - related party to accrued expenses	$33,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 included in our form 10-K filed with the SEC on March 26, 2019.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2019 and 2018 include the collectability of rent, the useful life of rental properties and property and equipment, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (the “Significant Tenants”). For the six months ended June 30, 2019 and 2018, rental and advisory revenue associated with the Significant Tenants amounted to $556,335 and $687,499, which represents 92.4% and 96.6% of the Company’s total revenues, respectively (See Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The majority of the Company’s cash are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had approximately $247,000 and $122,000, respectively, of cash in excess of FDIC limits.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Accounts receivable

During the six months ended June 30, 2019 and 2018, the Company did not record any allowances for doubtful accounts. The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2019 and 2018, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives. The Company uses a five-year life for office equipment, seven years for furniture and fixtures, and five to ten years for vehicles. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) per common share - basic:
Net income (loss)	$9,678	$(2,018,837)	$2,891	$(1,896,061)
Net income (loss) allocated to common stockholders	$9,678	$(2,018,837)	$2,891	$(1,896,061)
Weighted average common shares outstanding - basic	11,901,548	17,433,667	11,924,973	17,414,977
Net income (loss) per common share - basic	$0.00	$(0.12)	$0.00	$(0.11)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$9,678	$(2,018,837)	$2,891	$(1,896,061)
Add: interest of convertible debt	-	-	-	-
Numerator for income (loss) per common share - diluted	$9,678	$(2,018,837)	$2,891	$(1,896,061)

Weighted average common shares outstanding - basic	11,901,548	17,433,667	11,924,973	17,414,977
Weighted average common shares outstanding – diluted	11,901,548	17,433,667	11,924,973	17,414,977
Net income (loss) per common share - diluted	$0.00	$(0.12)	$0.00	$(0.11)

The following potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive for the three and six months ended June 30, 2019 and 2018.

	June 30, 2019	June 30, 2018
Convertible debt	404,000	404,000
Stock options	1,290,000	1,283,354

Segment reporting

The Company’s business is comprised of one reportable segment. The Company has determined that its properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing, advising and managing commercial properties). The Company’s determination was based primarily on its method of internal reporting.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Revenue recognition

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

Through April 30, 2018, certain of the Company’s leases contained rental increases at specified intervals. During the six months ended June 30, 2018, the Company recorded as an asset, and included in revenue, deferred rents receivable that were to be received if the tenant made all rent payments required through the expiration of the initial term of the lease.

On May 1, 2018, the Company and the Significant Tenants cancelled their existing lease agreements and entered into new lease agreements relating to the same properties (See Note 3). These leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes. These payments are recorded as rental income and the related property tax expense reflected separately on the statements of operations.

See below for the adoption of ASU 2016-02, “Leases (Topic 842)” and its impact on our consolidated financial statements upon adoption.

Revenues from advisory services is recognized when the Company performs services pursuant to its agreements with clients and collectability is reasonably assured.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.   The Company does not believe it has any uncertain tax positions as of June 30, 2019 and December 31, 2018 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, the Company adopted ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

NOTE 3 – CONCENTRATIONS AND RISKS

Terminated Lease Agreements with Significant Tenants

During 2014, the Company entered into lease agreements with non-profit companies, CJK, Inc. (“CJK”) and Broken Arrow Herbal Center, Inc. (“Broken Arrow”), for its properties located in Kingman, AZ and Green Valley, AZ, respectively. CJK and Broken Arrow are owned, in whole or in part, directly or indirectly, by Alan Abrams and Chris Carra, each of whom was a significant stockholder of the Company through December 31, 2018. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 (the “Prior Kingman Lease”). The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with base monthly rent subject to a 5% annual increases during the lease term (the “Prior Green Valley Lease”). These leases were cancelled and new leases were executed on May 1, 2018.

In August 2015, the Company entered into a lease agreement with C3C3 Group, LLC (“C3C3”), a wholly owned subsidiary of a company owned by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018, to lease space in Tempe, Arizona. The Tempe lease commenced on September 1, 2015, was amended on September 1, 2016 and October 1, 2017, and was to expire on July 31, 2035 (the “Prior Tempe Leases”). This lease was cancelled and a new lease was executed on May 1, 2018.

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

JUNE 30, 2019

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

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Messrs. Abrams and Carra.

Prior to May 1, 2018, the Company’s leases contained rental increases at specified intervals. Accordingly, during the six months ended June 30, 2018, rental income included base rents that each tenant paid in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the respective lease, which included the effects of rent abatements under the leases. During the six months ended June 30, 2018, the Company recorded as an asset, and included in revenue, rents receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue will be constant over the New Lease terms.

As of June 30, 2019 and December 31, 2018, security deposits payable to the Significant Tenants amounted to $71,800. No additional deposits were required on the New Leases.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received for each of the five succeeding calendar years and thereafter as of June 30, 2019 consists of the following:

Future annual base rent:
2019 (remainder of year)	$494,874
2020	989,748
2021	989,748
2022	989,748
2023	989,748
Thereafter	15,876,000
Total	$20,329,866

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Rental and advisory revenue and rent receivable –Significant Tenants

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

For the six months ended June 30, 2019 and 2018, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $556,335 and $687,499, which represents 92.4% and 96.6% of the Company’s total revenues, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenant under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of June 30, 2019 and December 31, 2018, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2019 and December 31, 2018, the Significant Tenants represented approximately 89.1% and 90.7% of the Company’s total assets, respectively. Through the date of this report, all rental payments have been made on a timely basis. As of June 30, 2019, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 5).

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

On January 1, 2019, as part of the Stock Redemption Agreement, the Company, on behalf of Chino Valley, and Broken Arrow entered into the First Amendment to Confidential Advisory Services Agreement (the “Broken Arrow CASA Amendment”). The Broken Arrow CASA Amendment amended the Broken Arrow CASA to (i) reduce the gross revenue fee payable by Broken Arrow from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by Broken Arrow. Except as set forth herein, the terms of the Broken Arrow CASA remain in full force and effect.

On January 1, 2019, as part of the Stock Redemption Agreement, the Company, on behalf of Zoned Arizona, and CJK entered into the First Amendment to Confidential Advisory Services Agreement (the “CJK CASA Amendment”). The CJK CASA Amendment amended the CJK CASA to (i) reduce the gross revenue fee payable by CJK from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by CJK. Except as set forth herein, the terms of the CJK CASA remain in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 4 – RENTAL PROPERTIES

As of June 30, 2019 and December 31, 2018, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2019	December 31, 2018
Building and building improvements	5-39	$6,250,959	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,534,173	8,534,173
Less: accumulated depreciation		(981,726)	(804,086)
Rental properties, net		$7,552,447	$7,730,087

For the three months ended June 30, 2019 and 2018, depreciation and amortization related to rental properties amounted to $88,820 and $61,716, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization related to rental properties amounted to $177,640 and $123,367, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, who was a significant stockholder of the Company through December 31, 2018 (see Note 7), in exchange for cash from Mr. Abrams of $2,000,000. The Abrams Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and was originally due on January 9, 2022. On January 2, 2019, as part of the Stock Redemption Agreement, the Company and Mr. Abrams entered into an amendment of the Abrams Debenture (the “Debenture Amendment”), pursuant to which the parties agreed to extend the maturity date of the Abrams Debenture from January 9, 2022 to January 9, 2030. Except as set forth herein, the terms of the Abrams Debenture remain in full force and effect.

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

As of June 30, 2019 and December 31, 2018, the principal balance due under the Abrams Debenture is $2,000,000.

As of June 30, 2019 and December 31, 2018, accrued interest payable due under these Debentures was $30,000. As disclosed in Note 7, effective January 1, 2019, Mr. Abrams is no longer a significant stockholder of the Company nor considered to be a related party. As such the convertible principal balance of $2,000,000 and related accrued interest of $30,000 has been reclassified to convertible note payable and accrued expenses as of June 30, 2019, respectively, from Convertible debt – related parties and Accrued expenses – related parties on the consolidated balance sheets.

For the three months ended June 30, 2019 and 2018, interest expense related to this debenture amounted to $30,000. For the three months ended June 30, 2019 and 2018, interest expense of $30,000 related to this debenture was reflected as interest expense and interest expense – related parties, respectively, on the accompanying unaudited condensed consolidated statement of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

For the six months ended June 30, 2019 and 2018, interest expense related to this debenture amounted to $60,000. For the six months ended June 30, 2019 and 2018, interest expense of $60,000 related to this debenture was reflected as interest expense and interest expense – related parties, respectively, on the accompanying unaudited condensed consolidated statement of operations.

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

As of June 30, 2019 and December 31, 2018, the principal balance due under the McLaren Debenture is $20,000.

As of June 30, 2019 and December 31, 2018, accrued interest payable due under these Debentures is $2,400 and $1,800, respectively.

For the three months ended June 30, 2019 and 2018, interest expense – related parties amounted to $300 and $30,300, respectively. For the six months ended June 30, 2019 and 2018, interest expense – related parties amounted to $600 and $60,600, respectively. For the three and six months ended June 30, 2018, interest expense - related parties included $30,000 and $60,000 of interest expense, respectively, related to the Abrams Debenture which is not considered a related party transaction subsequent to December 31, 2018 (see Note 7).

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

JUNE 30, 2019

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

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2019 and December 31, 2018, 40,000 stock option awards have been made under the 2016 Plan which are exercisable. As of June 30, 2019 and December 31, 2018, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2019 and December 31, 2018, options to purchase 1,250,000 shares of common stock are outstanding and 1,100,000 are exercisable pursuant to the 2014 Plan.

(D) Stock options

For the six months ended June 30, 2019 and 2018, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $11,806 and $15,758, respectively. As of June 30, 2019, there were 1,290,000 options outstanding and 1,140,000 options vested and exercisable. As of June 30, 2019, there was $59,650 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value as of June 30, 2019 was nil and was calculated based on the difference between the quoted share price on June 28, 2019 of $0.2139 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,290,000	$0.99	6.74	$0
Granted	-	-
Balance Outstanding June 30, 2019	1,290,000	$0.99	6.25	$0
Exercisable, June 30, 2019	1,140,000	$0.99	6.08	0

Balance Non-vested at December 31, 2018	150,000	$1.00	6.74	$0
Vested during the period	-
Balance Non-vested as of June 30, 2019	150,000	$1.00	6.49	$0

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

JUNE 30, 2019

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

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the year ended December 31, 2018, improvements made to rental properties amounted to $829,357. No improvements were made during the six months ended June 30, 2019.

As of June 30, 2019, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1
No. of Related Party Tenants	1	1	-	1	1
						Total Properties
Land Area (Acres)	3.65	47.6	0.8	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of June 30, 2019	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2019 (remainder of year)	$201,000	$240,000	$-	$21,000	$24,000	$486,000
2020	402,000	480,000	-	42,000	48,000	972,000
2021	402,000	480,000	-	42,000	48,000	972,000
2022	402,000	480,000	-	42,000	48,000	972,000
2023	402,000	480,000	-	42,000	48,000	972,000
Thereafter	6,566,000	7,840,000	-	686,000	784,000	15,876,000
Total	$8,375,000	$10,000,000	$-	$875,000	$1,000,000	$20,250,000

*	Annual base rent represents amount of cash payments due from Significant Tenants.

Annualized $ per Rented Building Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
2019	$6.7	$12.0	-	$29.2	$32.1
2020	$6.7	$12.0	-	$29.2	$32.1
2021	$6.7	$12.0	-	$29.2	$32.1
2022	$6.7	$12.0	-	$29.2	$32.1
2023	$6.7	$12.0	-	$29.2	$32.1

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

Revenues

For the three and six months ended June 30, 2019 and 2018, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rent revenues	$278,214	$12,216	$555,950	$24,403
Rent revenues – related parties	-	166,425	-	687,499
Advisory revenues	46,227	-	46,227	-
Total revenues	$324,441	$178,641	$602,177	$711,902

During the three and six months ended June 30, 2019, we generated revenues from advisory services of $46,227, including advisory services performed for our Significant Tenants of $26,167.

For the three months ended June 30, 2019, total revenues amounted to $324,441, including Significant Tenants revenues of $291,475, as compared to $178,641, including Significant Tenant revenues that were considered related parties of $166,425, for the three months ended June 30, 2018, an increase of $145,800, or 81.6%. This increase in revenues was primarily attributable to an increase in rent revenues from the Significant Tenants of $98,893, or 59.4%, an increase in advisory revenues from our Significant Tenants of $26,167, and an increase in third party advisory revenues of $20,060.

For the six months ended June 30, 2019, total revenues amounted to $602,177, including Significant Tenants revenues of $556,335, as compared to $711,902, including Significant Tenant revenues that were considered related parties of $687,499, for the six months ended June 30, 2018, a decrease of $109,725, or 15.4%. This decrease in revenues was primarily attributable to a decrease in rent revenues from the Significant Tenant of $157,331, or 22.9%, offset by an increase in advisory revenues from our Significant Tenant of $26,167, and an increase in third party advisory revenues of $20,060.

On May 1, 2018, we cancelled our existing lease agreements and entered into new lease agreements relating to the same properties. Additionally, in connection with the May 1, 2018 amended leases, the April 2018 rent was abated. This Significant Tenant lease restructuring caused an overall reduction in our revenue in 2018 and beyond. In the 2018 period, Significant Tenant revenues were considered revenues – related parties.

Operating expenses

For the three months ended June 30, 2019, operating expenses amounted to $284,463 as compared to $2,169,129 for the three months ended June 30, 2018, a decrease of $1,884,666, or 86.9%. For the six months ended June 30, 2019, operating expenses amounted to $646,890 as compared to $2,551,043 for the six months ended June 30, 2018, a decrease of $1,904,153, or 74.6%.

For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Compensation and benefits	$86,898	$95,523	$208,967	$254,982
Professional fees	51,431	85,874	134,909	157,499
General and administrative expenses	32,106	37,661	74,898	77,526
Depreciation and amortization	90,498	63,485	181,056	126,904
Property operating expenses	810	11,007	1,620	36,299
Real estate taxes	22,720	22,040	45,440	44,294
Write-off of deferred rent receivable – related parties	-	1,853,539	-	1,853,539
Total	$284,463	$2,169,129	$646,890	$2,551,043

●	For the three months ended June 30, 2019, compensation and benefit expense decreased by $8,625, or 9.0%, as compared to the three months ended June 30, 2018. This decrease was attributable to a decrease in stock-based compensation of $14,079 offset by an increase in compensation and benefits of $5,454. For the six months ended June 30, 2019, compensation and benefit expense decreased by $46,015, or 18.0%, as compared to the six months ended June 30, 2018. This decrease was attributable to a decrease in stock-based compensation of $47,610 offset by an increase in compensation and benefits of $1,595.

●	For the three months ended June 30, 2019, professional fees decreased by $34,443, or 40.1%, as compared to the three months ended June 30, 2018. The decrease was primarily attributable to an increase in accounting and auditing fees of $3,700 and an increase in consulting fees of $8,125 offset by a decrease in public relations fees of $17,243, a decrease in proxy service fees incurred of $21,195, a decrease in transfer agent fees of $105, and a decrease in legal fees of $7,725. For the six months ended June 30, 2019, professional fees decreased by $22,590, or 14.3%, as compared to the six months ended June 30, 2018. This decrease was primarily attributable to an increase in accounting and auditing fees of $22,740 and an increase in consulting fees of $8,125 offset by a decrease in public relations fees of $22,795, a decrease in in proxy service fees incurred of $21,195, a decrease in transfer agent fees of $259, and a decrease in legal fees of $9,206.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended June 30, 2019, general and administrative expenses decreased by $5,555, or 14.8%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, general and administrative expenses decreased by $2,628, or 3.4%, as compared to the six months ended June 30, 2018.

●	For the three months ended June 30, 2019, depreciation and amortization expense increased by $27,013, or 42.6%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, depreciation and amortization expense increased by $54,152, or 42.7%, as compared to the six months ended June 30, 2018. These increases were attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the three months ended June 30, 2019, property operating expenses decreased by $10,197, or 92.6%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, property operating expenses decreased by $34,679, or 95.5%, as compared to the six months ended June 30, 2018. The decrease was primarily related to the restructuring of our leases in May 2018. Beginning in May 2018, substantially all of the property operating expenses are paid by the Significant Tenants.

●	For the three months ended June 30, 2019, real estate taxes increased by $680, or 3.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, real estate taxes increased by $1,146, or 2.6%, as compared to the six months ended June 30, 2018.

●

During the three and six months ended June 30, 2018, we recorded a write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying condensed consolidation statements of operations. We did not record any write-off of receivables during the 2019 periods. On May 1, 2018, we and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, we entered into new lease agreements relating to the same properties. The new leases provide for payments of fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded a write-off of deferred rent receivable – related parties of $1,853,539.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2019, income from operations amounted to $39,978 as compared to a loss from operations of $(1,990,488) for the three months ended June 30, 2018, a positive change of $2,030,466, or 102.0%. For the six months ended June 30, 2019, loss from operations amounted to $(44,713) as compared to a loss from operations of $(1,839,141) for the six months ended June 30, 2018, a decrease of $1,794,428, or 97.6%. The decreases in loss from operations for the 2019 periods as compared to the 2018 periods is primarily due to the 2018 write-off of deferred rent receivable – related parties of $1,853,539, as discussed above.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties and also includes other income (expenses). For the three months ended June 30, 2019, total other (expense), net amounted to $30,300 as compared to total other expenses, net of $28,349, representing an increase of $1,951, or 6.9%. For the six months ended June 30, 2019, total other income, net amounted to $47,604 as compared to total other expenses, net of $(56,920), representing a change of $104,524, or 183.6%. During the six months ended June 30, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company.

Net income (loss)

As a result of the foregoing, for the three months ended June 30, 2019 and 2018, net income (loss) amounted to $9,678, or $0.00 per common share (basic and diluted), and $(2,018,837), or $(0.12) per common share (basic and diluted), respectively. As a result of the foregoing, for the six months ended June 30, 2019 and 2018, net income (loss) amounted to $2,891, or $0.00 per common share (basic and diluted), and $(1,896,061), or $(0.11) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $497,529 and $354,867 of cash as of June 30, 2019 and December 31, 2018, respectively.

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

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this report. Other than revenue received from the lease of our rental properties and advisory services, and funds received from debt, we presently have no other significant alternative source of working capital.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants who were related parties through December 31, 2018 under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2019 and December 31, 2018, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2019 and December 31, 2018, these Significant Tenants represented approximately 89.1% and 90.7% of total assets, respectively. If our Significant Tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

In Exhibit 99.1 and 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019, we included audited financial statements of our Significant Tenants.

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

Cash Flow

For the Six Months Ended June 30, 2019 and 2018

Net cash flow provided by operating activities was $142,662 for the six months ended June 30, 2019 as compared to net cash flow provided by operating activities of $205,907 for the six months ended June 30, 2018, a decrease of $63,245.

●	Net cash flow provided by operating activities for the six months ended June 30, 2019 primarily reflected net income of $2,891 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $181,056, stock-based compensation expense of $31,100, and accretion of stock-based stock option expense of $11,806, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $41,974 and an increase in accrued expenses of $11,346 offset by an increase in accounts receivable of $30,017, and a decrease in accounts payable of $106,994 which was primarily attributable to the payment of outstanding amounts due for property improvements made in 2018.

●	Net cash flow provided by operating activities for the six months ended June 30, 2018 primarily reflected net loss of $(1,896,061) adjusted for the add-back of non-cash items consisting of depreciation and amortization of $126,904, stock-based compensation expense of $79,408, the accretion of stock-based stock option expense of $15,758, and a non-cash write-off of deferred rent receivable – related parties of $1,853,539 associated with the write-off of all remaining deferred rent receivable, and changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $90,205 due to the receipt of funds from the repayment of this note , and net changes in other operating assets and liabilities of $80,959.

For the six months ended June 30, 2019, net cash flow used in investing activities amounted to $0 and compared to $268,038 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we used cash in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems.

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

The following tables summarize our contractual obligations as of June 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-4 years	5 + years
Convertible notes	$2,020	$-	$-	$20	$2,000
Interest on convertible notes	1,305	153	242	240	670
Total	$3,325	$153	$242	$260	$2,670

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

Through April 30, 2018, certain of our leases contained rental increases at specified intervals. During the three months ended June 30, 2018, we recorded as an asset, and included in revenue, rents receivable that was to be received if the tenant made all rent payments required through the expiration of the initial term of the lease.

Revenues from advisory services is recognized when the Company performs services pursuant to its agreements with customers and collectability is reasonably assured.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Zoned Properties, Inc. (Registrant)

Date: August 8, 2019	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)