Form 10-K
period 2019-12-31
Zoned Properties, Inc.
filed 2020-03-26
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14269 N. 87th Street, #205, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 360-8839

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.21 per share of common stock as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,868,450.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,011,548 shares of common stock are issued and outstanding as of March 26, 2020.

Documents Incorporated by Reference

None

ZONED PROPERTIES, INC.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development & services firm whose primary mission is to provide specialized real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate acquisitions and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

Under the new model, we and our primary tenants in Arizona, Broken Arrow Herbal Center, Inc. (“Broken Arrow”) and CJK, Inc. (“CJK”), have agreed to the following:

●	We leased the entirety of our licensed medical marijuana facilities located in Arizona at Chino Valley, Green Valley, Tempe and Kingman to CJK and Broken Arrow, with plans to further expand the developments as operational needs increase over time.

●	Lease terms for the New Chino Valley Lease, New Tempe Lease, New Kingman Lease and New Green Valley Lease have been extended through the year 2040.

●	Base rent rates have been modified to be in line with industry averages beginning May 1, 2018.

●	We, Broken Arrow, and CJK have entered into a long-term strategic advisory relationship, under which we will assist Broken Arrow and CJK in all aspects of building and facility performance, aiming to increase efficiency, sustainability and profitability.

●	We were to receive an advisory fee equal to 10% of gross revenues, paid monthly beginning in January 2019.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and CJK, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

2019 was focused on the growth of a diversified revenue stream. We intend to accomplish this by prospecting new advisory services across the country for private and municipal clients. We believe that strategic real estate advisory services are likely to emerge as the growth engine for Zoned Properties and are moving to take advantage of new opportunities.

Our Business

Zoned Properties is a strategic real estate development and services firm whose primary mission is to provide specialized real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate acquisition and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

The core of our business involves identifying and developing properties that intend to operate within highly regulated zoning and permitting regions, including the regulated cannabis industry. Within highly regulated industries, local municipalities typically develop strict planning and zoning regulations that dictate the specific locations at which regulated properties can operate. These regulations often complex permitting processes and can include non-standard setbacks for each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and building space at all five of the properties in our portfolio. Four of the properties are leased to licensed medical marijuana tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed medical marijuana dispensaries, and two of the leased properties are zoned and permitted as licensed medical marijuana cultivation facilities. In addition, we provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation.

There are significant challenges that take place when zoning, permitting, and developing facilities specifically associated with the regulated cannabis industry. Each state and jurisdiction may adopt specific zoning and permitting regulations. The Company has gained valuable knowledge and best practices in this area by successfully completing four major projects in the state of Arizona, a highly regulated market for licensed cannabis operators. The Company intends to replicate this business model in other states as markets mature and rules and regulations are established.

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

We generally confirm baseline zoning during the due diligence period and as a contingency of a prospective acquisition. Ideally, properties we consider for acquisition and subsequent development would already be zoned and permitted for use as a licensed cannabis operation; however, we do have the expertise to address these requirements if zoning and permitting are not in place at the time of acquisition.

The process for obtaining zoning authorizations and permitting for a regulated cannabis facility can take several months to complete. The process primarily involves working directly with the local Planning and Zoning Commission or Development Department. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning laws. The Company has been involved with local representatives for each of the properties currently held in our portfolio. For example, the Company worked directly with local representatives in Tempe, Arizona to update the local zoning code that regulates licensed medical marijuana facilities. The successfully adoption of these code amendments directly impact the continued development of any licensed medical marijuana facilities that operate within municipal limits.

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

The Company has established a network of experts in the fields of real estate, design, construction, operations, and corporate social responsibility in order to provide tenants and clients with comprehensive solutions to best meet their needs. We require our prospective tenants and clients to go through extensive due diligence in order to meet the Company’s standards as sophisticated and experienced operators.

Our vision is to be recognized for setting the standard in sustainable development for emerging industries, while increasing community prosperity and shareholder value. We believe that a focus on real estate and the sustainable development of properties will bring value to the local communities in which we operate and to local stakeholders. While we intend to expand into a variety of emerging industries, our current focus is on developing projects within the regulated cannabis industry.

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

The leases dated May 1, 2018, with Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties each include a Guarantee of Payment and Performance by Mr. Abrams and the tenant organizations.

Also on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. Each of the Broken Arrow CASA and the CJK CASA may be terminated prior to the expiration of the respective term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon 30 calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these agreements. Pursuant to the terms of the Broken Arrow CASA and CJK CASA, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the “Revenue Fee”), commencing January 2019. The Revenue Fee was to be paid on a monthly basis, no later than 30 calendar days following the end of the immediately preceding calendar month, and the amount of such monthly payment of the Revenue Fee is equal to the product of (a) 10%, multiplied by (b) the gross revenues of Broken Arrow or CJK, as the case may be, for such immediately preceding calendar month. Notwithstanding the foregoing, upon the filing of the federal or state tax returns of Broken Arrow or CJK, as the case may be, (i) the advisory client shall calculate the Revenue Fee based on the amount of the advisory client’s gross revenue reported on such federal or state tax returns, and (ii), if the amount of such calculation is greater than the sum of all monthly Revenue Fees payable to the Company under the Broken Arrow CASA or the CJK CASA, as the case may be, the applicable advisory client is required to pay to the Company the amount of such difference, which amount is in addition to all monthly Revenue Fees due to the Company under the Broken Arrow CASA or the CJK CASA.

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

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to SEC rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and CJK, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams no longer beneficially own any shares of the Company’s common stock. Accordingly, they are no longer be significant stockholders of the Company or “related persons” under the SEC rules.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow continues in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow continues in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and CJK continues in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK continues in full force and effect.

Multiple state-licensed operators from across the United States have approached Zoned Properties for strategic partnership and/or advisory services for development and prospective sale-lease back arrangements. We are continuously evaluating these projects as we seek development partnerships, prospective sale-lease back arrangements, and explore financing terms with capital funding sources.

We believe that we are well positioned to benefit from ancillary development opportunities that the regulated cannabis industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial holdings and acquisition targets have been in the State of Arizona. Unlike many other states that have legalized and regulated cannabis, Arizona’s program has some of the strictest regulations in the country and limits the number of dispensaries that will be allowed to be open and operate within the state. While there are hundreds of dispensaries in Denver, Colorado, the entire state of Arizona can have a maximum of 130 operating dispensaries under current legislation. Two of our properties in Arizona (Kingman and Green Valley) are leased to licensed operators that have been awarded dispensary licenses. This limitation on the number of dispensaries permitted to operate in Arizona under current legislation will limit our ability to purchase additional property in Arizona for lease to dispensary operators.

Recent Corporate History and Transactions

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, will be paid in cash at closing and $225,000, or 45%, will be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Payments will be made monthly and there will be no pre-payment penalty. Pursuant to the terms of the Parachute Agreement, the parties will cooperate in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing is subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement. As of December 31, 2019, the Company and Seller have yet to complete the purchase.

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

For the years ended December 31, 2019 and 2018, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2019 and 2018, rental and advisory revenue associated with the Significant Tenants amounted to $1,146,654 and $1,186,775, which represents 91.0% and 96.0% of the Company’s total revenues, respectively. For the year ended December 31, 2018, rental revenue from significant tenants was classified as rental revenues – related parties.

Clients

We target clients who require assistance with the identification and development of regulated cannabis projects. Our ideal prospective clients will have a commitment to sophisticated, safe, and sustainable project development. The most significant barrier to success for many industry operators and prospective clients includes distractions from primary business operations. These distractions often include services related to the identification, zoning, permitting, and development of real estate.

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

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing regulated cannabis operations may be limited as more competitors enter the market. Several competitors have recently entered the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, marijuana operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for cannabis grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis business, but have identified value in a piece of real estate that we may be interested in acquiring.

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

In addition, zoning commercial properties for specific purposes, such as regulated cannabis dispensaries or cultivation facilities, is subject to specific regulations to the zoning requirements for the city, county and state related to any regulated cannabis facility. We expect regulations to get tighter as time goes on.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2020. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for future years. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

Additionally, financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ’s rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama Administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we own a property will not choose to strictly enforce the federal laws governing marijuana production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we own or may purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in marijuana facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

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

Employees

As of December 31, 2019, we had three full-time employees, our chief executive officer, a Director of Sustainability Services and an administrative staff member. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

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

We have limited operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically medical marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the regulated cannabis industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

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

Our business plan involves the identification and the successful acquisition of properties, which are zoned for medical marijuana businesses, including cultivation and retail. The properties we acquire will be leased to regulated cannabis operators. Local governments must approve and adopt zoning ordinances for medical marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for medical marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered related parties through December 31, 2018 and are considered Significant Tenets thereafter. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2019 and 2018, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties. As of December 31, 2019 and 2018, these Significant tenants represented approximately 87.1% and 90.7% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

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

Out tenants are substantially dependent on continued market acceptance and proliferation of consumers of regulated cannabis. We believe that as cannabis becomes more accepted, the stigma associated with cannabis use will diminish and as a result, consumer demand will continue to grow. And while we believe that the market and opportunity in the cannabis space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the cannabis industry will adversely affect our tenants’ business operations and their ability to pay rent to us.

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

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, including secured lending, because our properties are used in the cannabis industry. If this source of funding is unavailable to us, our growth may be limited and our business may be materially adversely affected.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector experienced significant volatility in 2019 and such volatility has continued in 2020. Obtaining favorable financing in the current environment remains challenging.

In order to grow our business, we may seek financing through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the medical-use cannabis industry, changes in market conditions for the regulated cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms, or at all.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn, or volatility within the cannabis sector, leads to an inability to borrow at attractive rates or at all, our ability to obtain capital could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because our properties are used in the cultivation, production or dispensing of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our business may be materially adversely affected.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to curtail operations and reduce the number of properties we purchase in the future. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, securities clearing firms may refuse to accept deposits of our securities, which may negatively impact the trading of our securities and have a material adverse impact on our ability to obtain capital.

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

While our tenants currently carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance; however, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

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

Unfavorable global economic, business or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the U.S. presidential election and the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our tenants, possibly resulting in delays in tenant payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. In January 2019, we purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2020. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2020. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for future years. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

 Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we own a property will not choose to strictly enforce the federal laws governing marijuana production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we own or may purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in marijuana facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a marijuana dispensary or marijuana cultivation and processing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties as marijuana dispensaries or for marijuana cultivation and processing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant’s business and the value of our property, our business and financial results and the trading price of our securities.

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

Risks Related to Our Common Stock

Our common stock is quoted on the OTCQB, which may limit the liquidity and price of our common stock more than if our common stock were listed on The NASDAQ Stock Market or another national exchange.

Our securities are currently quoted on the OTCQB, an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTCQB may limit the liquidity and price of our securities more than if our securities were listed on The NASDAQ Stock Market (“NASDAQ”) or another national exchange. As an OTCQB company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB. These factors may have an adverse impact on the trading and price of our common stock.

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

Each of our preferred stockholders beneficially owns 1,000,000 shares of our preferred stock. Each share of preferred stock entitles the holder to 50 votes per share. In contrast, each share of our common stock has one vote per share. Each of our two preferred stockholders holds approximately 46.1% and 45.8% of the voting power of our outstanding capital stock, respectively. Because of the 50-to-1 voting ratio between our preferred stock and our common stock, our preferred stockholders together control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval. The preferred stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal controls and procedures as of December 31, 2019 were not effective. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

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

Our common stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is considered a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 14269 N. 87th Street, #205, Scottsdale, AZ 85260.

Effective April 1, 2019, we extended our one-year operating lease for our office space in Scottsdale, Arizona to end on March 31, 2020. The annual base rent increased from $7,800 to $9,107. On July 16, 2019, we added additional office space and our monthly base rent increased to $1,325 per month. On March 6, 2020, we extended our lease for twelve months to end on March 31, 2021 at an annual base rent of $16,695.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB, operated by the OTC Markets Group, under the symbol “ZDPY.” Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$0.33	$0.21
September 30, 2019	$0.46	$0.20
June 30, 2019	$0.42	$0.21
March 31, 2019	$0.53	$0.27

December 31, 2018	$0.65	$0.23
September 30, 2018	$0.60	$0.57
June 30, 2018	$0.78	$0.72
March 31, 2018	$0.65	$0.63

On March 23, 2020, the closing price of our common stock on the OTCQB was $0.13 per share.

Holders of Common Stock

As of March 26, 2020, there were approximately 103 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards have been granted under the 2016 Plan. At December 31, 2019, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2019, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 26, 2020, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 12,011,548 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

The core of our business involves identifying and developing properties that intend to operate within highly regulated zoning and permitting regions, including the regulated cannabis industry. Within highly regulated industries, local municipalities typically develop strict planning and zoning regulations that dictate the specific locations at which regulated properties can operate. These regulations often create complex permitting processes and can include non-standard setbacks for each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

For the year ended December 31, 2019 and 2018, substantially all of our revenues were generated from our Significant Tenant which is located in the State of Arizona.

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the year ended December 31, 2018, improvements made to rental properties amounted to $829,357. No improvements were made during the year ended December 31, 2019. As of December 31, 2019, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse / Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	Mar-14	Aug-15	Jan-14	Oct-14	May-14
Lease Start Date	May-18	May-18	Jul-18	May-18	May-18
Lease End Date	Apr-40	Apr-40	Month to month	Apr-40	Apr-40

Total No. of Tenants	1	1	1	1	1

						Total Properties
Land Area (Acres)	3.65	47.6	0.8	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of December 31, 2019	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2020	$402,000	$480,000	$-	$42,000	$48,000	$972,000
2021	402,000	480,000	-	42,000	48,000	972,000
2022	402,000	480,000	-	42,000	48,000	972,000
2023	402,000	480,000	-	42,000	48,000	972,000
2024	402,000	480,000		42,000	48,000	972,000
Thereafter	6,164,000	7,360,000	-	644,000	736,000	14,904,000
Total	$8,174,000	$9,760,000	$-	$854,000	$976,000	$19,764,000

* Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2020	$6.7	$12.0	-	$29.2	$32.1
2021	$6.7	$12.0	-	$29.2	$32.1
2022	$6.7	$12.0	-	$29.2	$32.1
2023	$6.7	$12.0	-	$29.2	$32.1
2024	$6.7	$12.0	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

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

It is unclear at this time what impact the Sessions Memo will have on the regulated cannabis and marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2020. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for future years . Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

The Company will focus heavily on the growth of a diversified revenue stream in 2020. We intend to accomplish this by prospecting new advisory services across the country for private, public, and municipal clients. We believe that strategic real estate and sustainability services are likely to emerge as the growth engine for Zoned Properties. We are moving to take advantage of new opportunities.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2019 and 2018, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2019 and 2018.

Comparison of Results of Operations for the Years ended December 31, 2019 and 2018

Revenues

For the years ended December 31, 2019 and 2018, revenues consisted of the following:

	Years Ended December 31,
	2019	2018
Rent revenues	$1,115,861	$50,155
Rent revenues – related parties	-	1,186,775
Advisory revenues	144,560	-
Total revenues	$1,260,421	$1,236,930

During the year ended December 31, 2019, we generated revenues from advisory services of $144,560, including advisory services performed for our Significant Tenants (as hereinafter defined) of $85,872. Substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”).

For the year ended December 31, 2019, total revenues amounted to $1,260,421, including Significant Tenants revenues of $855,659, as compared to $1,236,930, including Significant Tenant revenues that were considered related parties of $1,186,775, for the year ended December 31, 2018, an increase of $23,491, or 1.9%. This increase in revenues was primarily attributable to a decrease in rent revenues from the Significant Tenant of $125,993, or 10.6%, offset by an increase in advisory revenues from our Significant Tenant of $85,872, and an increase in third party advisory revenues of $58,688.

On May 1, 2018, we cancelled our existing lease agreements and entered into new lease agreements relating to the same properties. Additionally, in connection with the May 1, 2018 amended leases, the April 2018 rent was abated. This Significant Tenant lease restructuring caused an overall reduction in our rental revenue in 2018 and beyond. In the 2018 period, Significant Tenant revenues were considered revenues – related parties.

Operating expenses

For the year ended December 31, 2019, operating expenses amounted to $1,259,706 as compared to $3,198,413 for the year ended December 31, 2018, a decrease of $1,938,707, or 60.6%. For the years ended December 31, 2019 and 2018, operating expenses consisted of the following:

	Years Ended December 31,
	2019	2018
Compensation and benefits	$383,648	$411,682
Professional fees	233,940	340,134
General and administrative expenses	193,059	187,361
Depreciation and amortization	361,940	276,665
Property operating expenses	3,240	37,919
Real estate taxes	83,879	91,113
Impairment loss related to write-off of related party receivable	-	1,853,539
Total	$1,259,706	$3,198,413

●	For the year ended December 31, 2019, compensation and benefit expense decreased by $28,034, or 6.8%, as compared to the year ended December 31, 2018. This decrease was attributable to a decrease in stock-based compensation of $51,563 offset by an increase in compensation and benefits of $23,529.

●	For the year ended December 31, 2019, professional fees decreased by $106,194, or 31.2%, as compared to the year ended December 31, 2018. This decrease was primarily attributable to a decrease in public relations fees of $58,936, a decrease in in proxy service fees incurred of $21,195, and a decrease in legal fees of $25,955.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2019, general and administrative expenses increased by $5,698, or 3.0%, as compared to the year ended December 31, 2018.

●	For the year ended December 31, 2019, depreciation and amortization expense increased by $85,275, or 30.8%, as compared to the year ended December 31, 2018 and was attributable to an increase in depreciable assets.

●	Property operating expenses consist of property management fees, property insurance, repairs and maintenance fees, utilities and other expenses related to our rental properties. For the year ended December 31, 2019, property operating expenses decreased by $34,679, or 91.5%, as compared to the year ended December 31, 2018. The decrease was primarily related to the restructuring of our leases in May 2018. Beginning in May 2018, substantially all of the property operating expenses are paid by the Significant Tenants.

●	For the year ended December 31, 2019, real estate taxes decreased by $7,234, or 7.9%, as compared to the year ended December 31, 2018.

●	During the year ended December 31, 2018, we recorded an impairment loss from the write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying consolidation statements of operations. We did not record any write-off of receivables during the year ended December 31, 2019. On May 1, 2018, we and the related party tenants cancelled their existing lease agreements. Additionally, on May 1, 2018, we entered into new lease agreements relating to the same properties. The new leases provide for payments of fixed monthly base rents over the term of the leases with no base rent increases. Accordingly, we reviewed our deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, we recorded an impairment loss from the write-off of deferred rent receivable – related parties of $1,853,539.

Income (loss) from operations

As a result of the factors described above, for the year ended December 31, 2019, income from operations amounted to $715 as compared to loss from operations of $(1,961,483) for the year ended December 31, 2018, a positive change of $1,962,198, or 100.0%. This change is primarily due to the 2018 write-off of deferred rent receivable – related parties of $1,853,539, as discussed above.

Other (expenses) income

Other (expenses) income primarily includes interest expense incurred on debt with third parties and related parties and also includes other income (expenses). For the year ended December 31, 2019, total other expenses, net amounted to $12,996 as compared to total other expenses, net of $65,795, respectively, representing a decrease of $52,799, or 80.3%. During the year ended December 31, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company as compared to other income of $50,000 during the year ended December 31, 2018.

Net loss

As a result of the foregoing, for the years ended December 31, 2019 and 2018, net loss amounted to $12,281, or $(0.00) per common share (basic and diluted), and $2,027,278, or $(0.12) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $639,781 and $354,867 of cash as of December 31, 2019 and 2018, respectively.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants who were related parties through December 31, 2018 under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2019 and 2018, we had an asset concentration related to our Significant Tenant leases. As of December 31, 2019 and 2018, these Significant Tenants represented approximately 87.1% and 90.7% of total assets, respectively. If our Significant Tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Years Ended December 31, 2019 and 2018

Net cash flow provided by operating activities was $284,914 for the year ended December 31, 2019 as compared net cash flow provided by operating activities of $359,984 for the year ended December 31, 2018, a decrease of $75,070.

●	Net cash flow provided by operating activities for the year ended December 31, 2019 primarily reflected net loss of $12,281 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $361,940, stock-based compensation expense of $31,100 and accretion of stock-based stock option expense of $23,612, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts payable of $(117,984), and net changes in other operating assets and liabilities of $(1,473).

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected net loss of $2,027,278 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $276,665, stock-based compensation expense of $84,132, accretion of stock-based stock option expense of $31,516 and impairment of related party deferred rent receivable in the amount of $1,853,539, offset by changed in operating assets and liabilities consisting of an increase in deferred rent receivables of $144,805, a decrease in notes receivable of $182,365 from the collection of rent and applicable taxes due for March, April and May 2017 in the form of a note receivable to C3C3 at an 8% interest rate payable over 12 months commencing January 1, 2018, an increase in accounts payable of $109,089, and net changes in other operating assets and liabilities of $(5,239).

For the year ended December 31, 2018, net cash flow used in investing activities amounted to $829,357 used in the development of rental properties including the expansion of rentable space by remodeling hoop houses and upgrading ventilation, plumbing and electrical systems. We did not have any investing activities for the year ended December 31, 2019.

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

The following tables summarize our contractual obligations as of December 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$-	$-	$20	$2,000
Interest on convertible notes	1,245	154	241	240	610
Total	$3,265	$154	$241	$260	$2,610

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, we adopted ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” using a modified retrospective method. On adoption we also applied the package of practical expedients to leases, where we are the lessee or lessor, that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

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

For leases entered into on or after the effective date, where we are the lessor, at the inception of the contract we assess whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, we evaluate if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms.

The adoption of ASU 2016-02 did not have a material impact on the operating leases where we are the lessor. We will continue to record revenues from rental properties for our operating leases on a straight-line basis. For leases where we are a lessee, primarily for our administrative office lease, we analyzed if it would be required to record a lease liability and a right of use asset on our consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, we determined that the lease meets the definition of a short-term lease and we did not recognize the right-of use asset and lease liability arising from this lease.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Our Board of Directors currently has five members. All of the current directors’ terms expire as of the Annual Meeting and will serve until the 2020 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	32	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman
Art Friedman	58	Director
Alex McLaren, MD	67	Director
David G. Honaman	69	Director
Derek Overstreet, PhD.	33	Director

Bryan McLaren is the son of Dr. Alex McLaren.

Background Information about our Officers and Directors

Biographical information concerning the directors and executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2019, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, except as follows: Each of Messrs. Friedman and Honaman, Dr. McLaren and Dr. Overstreet failed to file timely one Form 4 with respect to one transaction.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those employees responsible for financial reporting.

Director Independence

Three of our five board members are independent. The Board has determined that each of Messrs. Friedman and Honaman and Dr. Overstreet is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2019 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2019 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2019 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders.

The Board of Directors held one meeting during the fiscal year ended December 31, 2019. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has three committees: the Audit Committee, the Strategic Committee, and the Compensation Committee. As of March 26, 2020, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic
Independent Directors
Art Friedman	X	Chair	X
David G. Honaman	Chair	X	X
Derek Overstreet	X	X	X

Non-Independent Director
Alex McLaren, MD		X	Chair

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Honaman, meets the definition of an “audit committee financial expert” as established by the SEC, and that Mr. Friedman and Dr. Overstreet, the two other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

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

The Audit Committee held four meetings during 2019.

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

The Compensation Committee held one meeting during the fiscal year ended December 31, 2019.

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

During the fourth quarter of the fiscal year ended December 31, 2019, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation recorded by us for the years ended December 31, 2019 and 2018 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K.

2019 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren, Chief Executive Officer,	2019	214,500	-	-	-	-	-	-	214,500
President and Chief Financial Officer (1)	2018	210,750	-	-	-	-	-	-	210,750

(1)	On December 30, 2015, we granted Mr. McLaren an option pursuant to our 2014 Equity Compensation Plan to purchase 250,000 of the Company’s common stock at an exercise price of $1.00 per share. The Option expires on December 30, 2026. The option vests as to 25,000 of such shares on December 30th of each year beginning in 2015 and through 2026. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 2.31%; and, an estimated holding period of 10 years. The Company valued this option at a fair value of $237,150 and records stock-based compensation expense over the vesting period. For the years ended December 31, 2019 and 2018, we recorded stock-based compensation expense of $23,612 and $31,516, respectively.

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

On July 31, 2014, we entered into an employment agreement with Mr. McLaren pursuant to which we agreed to pay Mr. McLaren an annual salary of $120,000, with increases based on relative experience, qualifications, and growth with the Company. Mr. McLaren’s current salary is $214,500 per year.

On May 23, 2018, the Company and Mr. McLaren agreed to replace Mr. McLaren’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his current base annual salary of $214,500, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that Mr. McLaren fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to Mr. McLaren under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of Mr. McLaren’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to Mr. McLaren or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by Mr. McLaren as a result of such Termination.

(iv)	In the event that Mr. McLaren is a “disqualified individual” within the meaning of Section 280G of the Code, the parties expressly agree that the payments described herein and all other payments to Mr. McLaren under any other agreements or arrangements with any persons which constitute “parachute payments” within the meaning of Section 280G of the Code are collectively subject to an overall maximum limit. Such maximum limit shall be $1 less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Code, as determined by the Company.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2019.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	125,000	125,000	(a)	—	1.00	12/26/2026	—	—	—	—

(a)	Vest annually at 25,000 options per year through December 2024.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards have been granted under the 2016 Plan. At December 31, 2019, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2019, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2019.

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

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2019 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2019 Summary Compensation Table”.

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	4,650	6,220	-	10,870
David G. Honaman	-	7,775	-	7,775
Alex McLaren, MD	-	10,885		10,885
Derek Overstreet	-	6,220		6,220

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In January 2019, each of Mr. Freidman and Dr. Overstreet received 20,000 shares of restricted stock, Dr. McLaren received 35,000 shares of restricted stock and Mr. Honaman received 25,000 shares of restricted stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 26, 2019, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 26, 2020, there were 12,011,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	125,000	(1)	1.0%
Art Friedman	110,000		*
Alex McLaren, MD	1,641,667	(2)	13.6%
David G. Honaman	80,000	(3)	*
Derek Overstreet, PhD	60,000	(4)	*
All executive officers and directors as a group (five persons)	2,016,667	(5)	16.6%

Other 5% Stockholders:
Greg Johnston 16912 61st Dr. NW Stanwood, WA 98292	1,262,500		10.5%

Melinda Jay Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,250,000		10.4%

Joseph Bartonek 949 Durham Rd. Edison, NJ 08817	756,250		6.3%

*	Less than 1%.
(1)	Consists of 125,000 vested stock options.
(2)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 15,000 vested stock options.
(3)	Includes 15,000 vested stock options.
(4)	Includes 10,000 vested stock options.
(5)	Includes 165,000 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 14269 N. 87th Street, #205 Scottsdale, AZ 85260	1,000,000		50.0%	44.6	%(2)

Alex McLaren c/o Zoned Properties, Inc. 14269 N. 87th Street, #205 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	44.6	%(4)

(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.8% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 46.1% of the voting power of the Company.

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

Terminated Related Party Lease Agreements

During 2014, the Company entered into lease agreements with non-profit companies, CJK and Broken Arrow for its properties located in Kingman, AZ and Green Valley, AZ, respectively. CJK and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company. The Kingman, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with a base monthly rent of $10,000, subject to a 5% annual increases during the lease term (the “Prior Kingman Lease”). The Green Valley, AZ lease commenced on October 1, 2014 and was to expire on September 30, 2024 with a base monthly rent of $7,500, subject to a 5% annual increases during the lease term (the “Prior Green Valley Lease”). These leases were cancelled and new leases were executed on May 1, 2018.

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

On June 15, 2017 and effective July 1, 2017, the Company entered into a lease agreement with AC Management Group, LLC (also known as Hana Meds and who has an exclusive management agreement with Broken Arrow and CJK) to lease office space in Tempe, Arizona (the “Hana Meds Lease”). The Hana Meds Lease commenced on July 1, 2017 and was to expire on June 30, 2022 with a base monthly rent of $1,800 starting on October 1, 2017. This lease was cancelled on May 1, 2018.

On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement related to the personal guarantee.

New Related Party & Significant Tenant Lease Agreements

On May 1, 2018, the Company and C3C3, Hana Meds, CJK and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties and confidential advisory services agreements with CJK and Broken Arrow. Each of the new lease agreements include a Guarantee of Payment and Performance by Alan Abrams and the respective tenant entities.

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

On May 1, 2018, Zoned Arizona, a wholly owned subsidiary of the Company, Hana Meds and CJK agreed to terminate the Prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “New Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April under the Prior Tempe Leases. The New Tempe Lease provides for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the New Tempe Lease, CJK agreed to maintain insurance in full force during the term of the New Tempe Lease and any other period of occupancy of the premises by CJK. CJK, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018.

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

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley includes a Guarantee of Payment and Performance by Mr. Abrams and the respective tenant entities.

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

For the years ended December 31, 2018, rental income associated with all related party leases amounted to $1,186,775.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to Securities and Exchange Commission (the “SEC”) rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue,

●	The Company and CJK, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue,

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030, and

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and CJK will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK will continue in full force and effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for the years ended December 31, 2019 and 2018 for professional services rendered by D. Brooks and Associates CPA’s, P.A.:

Fees	2019	2018
Audit Fees	$45,000	$30,000
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$45,000	$30,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2019 and 2018, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2019 and 2018. As a result, there were no other fees billed or paid during 2019 and 2018.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Employment Agreement dated as of July 31, 2014 by and between the registrant and Bryan McLaren. (1)
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.3+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.4+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman. (8)
10.5+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (9)
10.6	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.7	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.8	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.9	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.10	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.11	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.12+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.13	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.14	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.15+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.16	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (3)
10.17	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (4)
10.18	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (5)
10.19	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (6)

Exhibit Number	Description of Exhibit
10.20	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams. (7)
10.21	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren .(7)
10.22	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (9)
10.23	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017. (10)
10.24	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (11)
10.25	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (11)
10.26	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (11)
10.27	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (11)
10.28	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and Broken Arrow Herbal Center, Inc. (11)
10.29	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and CJK, Inc. (11)
10.30+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.31+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.32	Stock Redemption Agreement effective January 1, 2019 by and among Zoned Properties, Inc., Christopher Carra, Alan B. Abrams, Clayton Abrams Revocable Trust and Kyle Abrams Revocable Trust. (13)
10.33	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.34	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Zoned Arizona Properties, LLC and CJK, Inc. (13)
10.35	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams. (13)
10.36	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited financial statements of CJK, Inc. dba Hana Meds for the year ended December 31, 2019.
99.2*	Audited financial statements of Broken Arrow Herbal Center, Inc. dba Hana Meds for the year ended December 31, 2019.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to exhibit to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016.
(3)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 22, 2016.
(4)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016.
(5)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016.
(6)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on December 29, 2016.
(7)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017.
(8)	Incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017.
(9)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017.
(10)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017.
(11)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018.
(12)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018.
(13)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 26, 2020	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director	March 26, 2020
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 26, 2020
Derek Overstreet

/s/ Art Friedman	Director	March 26, 2020
Art Friedman

/s/ Alex McLaren	Director	March 26, 2020
Alex McLaren

/s/ David G. Honaman	Director	March 26, 2020
David G. Honaman

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

ZONED PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and related notes (collectively referred to as the consolidated financial statements)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2018.

Palm Beach Gardens, Florida

March 26, 2020

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Cash	$639,781	$354,867
Accounts receivable	8,188	-
Rental properties, net	7,374,807	7,730,087
Prepaid expenses and other assets	113,592	116,967
Property and equipment, net	22,035	28,695
Security deposits	1,100	600

Total Assets	$8,159,503	$8,231,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$-
Convertible note payable - related party	20,000	2,020,000
Accounts payable	-	117,985
Accrued expenses	94,641	54,636
Accrued expenses - related parties	3,000	34,800
Deferred revenues	1,750	2,750
Security deposits payable - related parties	-	71,800
Security deposits payable	74,468	6,032

Total Liabilities	2,193,859	2,308,003

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2019 and 2018 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 11,901,548 and 17,441,552 issued and outstanding at December 31, 2019 and 2018, respectively	11,902	17,442
Additional paid-in capital	20,806,452	20,746,200
Accumulated deficit	(14,854,710)	(14,842,429)

Total Stockholders’ Equity	5,965,644	5,923,213

Total Liabilities and Stockholders’ Equity	$8,159,503	$8,231,216

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

REVENUES:
Rental revenues	$1,115,861	$50,155
Rental revenues - related parties	-	1,186,775
Advisory revenues	144,560	-

Total revenues	1,260,421	1,236,930

OPERATING EXPENSES:
Compensation and benefits	383,648	411,682
Professional fees	233,940	340,134
General and administrative expenses	193,059	187,361
Depreciation and amortization	361,940	276,665
Property operating expenses	3,240	37,919
Real estate taxes	83,879	91,113
Impairment loss	-	1,853,539

Total operating expenses	1,259,706	3,198,413

INCOME (LOSS) FROM OPERATIONS	715	(1,961,483)

OTHER (EXPENSES) INCOME:
Interest expenses	(120,000)	-
Interest expenses - related parties	(1,200)	(121,200)
Other income	108,204	50,000
Interest income	-	5,405

Total expenses, net	(12,996)	(65,795)

LOSS BEFORE INCOME TAXES	(12,281)	(2,027,278)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,281)	$(2,027,278)

NET LOSS PER COMMON SHARE:
Basic	$(0.00)	$(0.12)
Diluted	$(0.00)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,913,164	17,427,038
Diluted	11,913,164	17,427,038

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2017	2,000,000	$2,000	17,345,497	$17,345	$20,630,649	$(12,815,151)	$7,834,843

Common stock issued for services and future services	-	-	96,055	97	84,035	-	84,132

Accretion of stock based compensation related to stock options issued	-	-	-	-	31,516	-	31,516

Net loss	-	-	-	-	-	(2,027,278)	(2,027,278)

Balance, December 31, 2018	2,000,000	2,000	17,441,552	17,442	20,746,200	(14,842,429)	5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	23,612	-	23,612

Net loss	-	-	-	-	-	(12,281)	(12,281)

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,281)	$(2,027,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	361,940	276,665
Stock-based compensation	31,100	84,132
Stock option expense	23,612	31,516
Write-off of deferred rent receivable - related parties	-	1,853,539
Change in operating assets and liabilities:
Deferred rent receivable - related parties	-	(144,805)
Accounts receivable	(8,188)	-
Note receivable	-	182,365
Prepaid expenses and other assets	3,375	10,935
Security deposits	(500)	2,290
Accounts payable	(117,984)	109,089
Accrued expenses	7,005	6,168
Accrued expenses - related parties	1,200	1,200
Deferred revenues	(1,000)	(26,000)
Security deposits payable	(3,365)	168

NET CASH PROVIDED BY OPERATING ACTIVITIES	284,914	359,984

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of buildings and improvements	-	(829,357)

NET CASH USED IN INVESTING ACTIVITIES	-	(829,357)

NET INCREASE (DECREASE) IN CASH	284,914	(469,373)

CASH, beginning of year	354,867	824,240

CASH, end of year	$639,781	$354,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$120,000	$120,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$2,000,000	$-
Reclassification of security deposits - related party to security deposits	$71,800	$-
Reclassification of accrued expenses - related party to accrued expenses	$33,000	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Effective January 1, 2019, the Company and certain beneficial shareholders of the Company entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 shares of common stock owned by such beneficial shareholders (See Note 8). In exchange for the Stock Redemption, in addition to other terms, the parties amended the May 1, 2018 leases to reduce the gross revenue fee payable by related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement (See Note 8). Pursuant to Securities and Exchange Commission (“SEC”) rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company will no longer reflect transactions and balances related to these beneficial shareholders as related party transactions. Prior to January 1, 2019, transactions with these beneficial shareholders have been reflected as related party transactions on the accompanying consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2019 and 2018 include the collectability of rent, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity, majority owned by former beneficial owners of the Company (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2019 and 2018, rental and advisory revenue associated with the Significant Tenants amounted to $1,146,654 and $1,186,775, which represents 91.0% and 96.0% of the Company’s total revenues, respectively. For the year ended December 31, 2018, rental revenues from Significant Tenants was classified as rental revenues – related parties (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents at December 31, 2019 and 2018. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. At December 31, 2019 and 2018, the Company had approximately $390,000 and $105,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the years ended December 31, 2019 and 2018, the Company did not record any allowances for doubtful accounts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the year ended December 31, 2019, the Company did not record any impairment losses. As discussed below under “revenue recognition”, for the year ended December 31, 2018, the Company recorded an impairment loss related to the write-off of deferred rent – related parties of $1,853,539.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Through April 30, 2018, certain of the Company’s leases contained rental increases at specified intervals. The Company recorded as an asset, and included in revenue, deferred rents receivable that were to be received if the tenant made all rent payments required through the expiration of the initial term of the lease.

On May 1, 2018, the Company and the related party tenants cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties (See Note 3). These leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes. These payments are recorded as rental income and the related property tax expense reflected separately on the statements of operations. During 2018, the Company reviewed its deferred rent receivable and determined that the deferred rent receivable of $1,853,539 should be written off since, pursuant to the new lease terms, the deferred rent receivable was not collectible. Accordingly, on May 1, 2018, the Company recorded an impairment loss related to the write-off of deferred rent receivable – related parties of $1,853,539 in operating expenses on the accompanying consolidated statements of operations.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Convertible debt	404,000	404,000
Stock options	1,290,000	1,290,000

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  The Company does not believe it has any uncertain tax positions as of December 31, 2019 and 2018 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions were expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions were met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 3 – CONCENTRATIONS AND RISKS

Restructuring of Lease Agreements with Significant Tenants

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On May 1, 2018, Chino Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the Prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “New Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Chino Valley Lease. The New Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. Broken Arrow was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the Chino Valley Lease (the “Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the New Chino Valley Lease remain in full force and effect.

On May 1, 2018, Green Valley, a wholly owned subsidiary of the Company, and Broken Arrow agreed to terminate the Prior Green Valley Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “New Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Green Valley Lease. The New Green Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the New Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the New Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

On May 1, 2018, Zoned Arizona, a wholly owned subsidiary of the Company, and CJK agreed to terminate the Prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “New Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Tempe Leases. The New Tempe Lease provides for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the New Tempe Lease, CJK agreed to maintain insurance in full force during the term of the New Tempe Lease and any other period of occupancy of the premises by CJK.

On May 1, 2018, Kingman, a wholly owned subsidiary of the Company, and CJK agreed to terminate the Prior Kingman Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “New Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Kingman Lease. The New Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the New Kingman Lease, CJK agreed to maintain insurance in full force during the term of the New Kingman Lease and any other period of occupancy of the premises by CJK.

CJK and Broken Arrow were owned, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018 (see Note 3). CJK and Broken Arrow, together, are referred to as the Company’s Significant Tenants.

The New Tempe Lease, New Kingman Lease, New Chino Valley Lease and New Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants.

Prior to May 1, 2018, the Company’s leases contained rental increases at specified intervals. Accordingly, during the year ended December 31, 2018, rental income included base rents that each tenant paid in accordance with the terms of its respective lease and was reported on a straight-line basis over the term of the respective lease, which included the effects of rent abatements under the leases. During the year ended December 31, 2018, the Company recorded as an asset, and included in revenue, rents receivable that would be received if the tenant made all rent payments required through the expiration of the initial term of the lease. Based on the terms in the New Lease agreements discussed above, the New Leases do not contain rental increases at specified intervals and base rent revenue will be constant over the New Lease terms. For the year ended December 31, 2018, the Company recorded an impairment loss related to the write-off of deferred rent – related parties of $1,853,539 due to the fixed rental rates in the New Lease terms.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

As of December 31, 2019 and 2018, security deposits payable to the Significant Tenants amounted to $71,800. No additional deposits were required on the New Leases.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received for each of the five succeeding calendar years and thereafter as of December 31, 2019 consists of the following:

Future annual base rent:
2020	$990,680
2021	980,005
2022	972,000
2023	972,000
2024	972,000
Thereafter	14,904,000
Total	$19,790,685

Rental and advisory revenue and rent receivable –Significant Tenants

On May 1, 2018, the Company and C3C3, CJK, and Broken Arrow cancelled their existing lease agreements. Also on May 1, 2018, the Company entered into new lease agreements relating to the same properties. This lease restructuring caused a reduction in the Company’s revenue in 2018 and beyond. Additionally, effective January 1, 2019, the Company entered into the Stock Redemption Agreement with certain beneficial shareholders of the Company (see Note 8) and as such, the Company’s May 1, 2018 advisory agreements were amended to reduce the gross revenue fee payable by the Significant Tenants from 10% of gross revenue to 0% of gross revenue. Any additional reduction in revenue from or loss of such Significant Tenants leases would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

For the years ended December 31, 2019 and 2018, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $1,146,654 and $1,186,775, which represents 91.0% and 96.0% of the Company’s total revenues, respectively. For the year ended December 31, 2018, rental revenues from Significant Tenants was classified as rental revenues – related parties (see Note 3).

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenant under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of December 31, 2019 and 2018, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2019 and 2018, the Significant Tenants represented approximately 87.1% and 90.7% of the Company’s total assets, respectively. Through December 31, 2019, all rental payments have been made on a timely basis. As of December 31, 2019, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 4 – RENTAL PROPERTIES

At December 31, 2019 and 2018, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2019	December 31, 2018
Building and building improvements	5-39	$6,250,959	$6,250,959
Construction in progress	-	-	-
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,534,173	8,534,173
Less: accumulated depreciation		(1,159,366)	(804,086)
Rental properties, net		$7,374,807	$7,730,087

For the years ended December 31, 2019 and 2018, depreciation and amortization of rental properties amounted to $355,280 and $269,592, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2019	December 31, 2018
Vehicle and site trailers	5 – 10	$38,855	$38,855
Office furniture and equipment	5 - 7	17,345	17,345
		56,200	56,200
Less: accumulated depreciation		(34,165)	(27,505)
Property and equipment, net		$22,035	$28,695

For the years ended December 31, 2019 and 2018, depreciation expense amounted to $6,660 and $7,073, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, who was a significant stockholder of the Company through December 31, 2018 (see Note 3), in exchange for cash from Mr. Abrams of $2,000,000. The Abrams Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and was originally due on January 9, 2022. On January 2, 2019, as part of the Stock Redemption Agreement, the Company and Mr. Abrams entered into an amendment of the Abrams Debenture (the “Debenture Amendment”), pursuant to which the parties agreed to extend the maturity date of the Abrams Debenture from January 9, 2022 to January 9, 2030. Except as set forth herein, the terms of the Abrams Debenture remain in full force and effect.

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

DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019 and 2018, the principal balance due under the Abrams Debenture is $2,000,000.

As of December 31, 2019 and 2018, accrued interest payable due under these Debentures was $30,000 and $30,000, respectively. As disclosed in Note 7, effective January 1, 2019, Mr. Abrams is no longer a significant stockholder of the Company nor considered to be a related party. As such the convertible principal balance of $2,000,000 and related accrued interest of $30,000 has been reclassified to convertible note payable and accrued expenses as of December 31, 2019, respectively, from Convertible debt – related parties and Accrued expenses – related parties on the consolidated balance sheets.

For the years ended December 31, 2019 and 2018, interest expense related to this debenture amounted to $120,000. For the years ended December 31, 2019 and 2018, interest expense of $120,000 related to this debenture was reflected as interest expense and interest expense – related parties, respectively, on the accompanying consolidated statements of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2019 and 2018, the principal balance due under the McLaren Debenture is $20,000.

As of December 31, 2019 and 2018, accrued interest payable due under these Debentures is $3,000 and $1,800, respectively, which is included in accrued expenses – related parties on the accompanying consolidated balance sheets.

For the years ended December 31, 2019 and 2018, interest expense – related parties amounted to $1,200 and $121,200, respectively. For the year ended December 31, 2018, interest expense - related parties included $120,000 of interest expense related to the Abrams Debenture which is not considered a related party transaction subsequent to December 31, 2018.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Stock redemption agreement

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement (See Note 3 and Note 8). Pursuant to SEC rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company will no longer reflect transactions and balances related to these beneficial shareholders as related party transactions. Prior to January 1, 2019, transactions with these beneficial shareholders have been reflected as related party transactions on the accompanying consolidated financial statements.

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

The holders of the shares are entitled to dividends equal to common share dividends. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

a.	Alter or change the rights, preferences or privileges of the Preferred Stock.

b.	Create any new class of stock having preferences over the Preferred Stock.

c.	Repurchase any of our common stock.

d.	Merge or consolidate with any other company, except our wholly owned subsidiaries.

e.	Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of our property or business.

f.	Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

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

DECEMBER 31, 2019 AND 2018

2019

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

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2019 and 2018, 40,000 stock option awards have been made under the 2016 Plan. At December 31, 2019 and 2018, 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2019 and 2018, options to purchase 1,250,000 shares of common stock are outstanding and 1,140,000 are exercisable pursuant to the 2014 Plan.

(D) Stock options

For the years ended December 31, 2019 and 2018, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $23,612 and $31,516, respectively. As of December 31, 2019, there were 1,290,000 options outstanding and 1,165,000 options vested and exercisable. As of December 31, 2019, there was $47,844 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at December 31, 2019 was nil and was calculated based on the difference between the quoted share price on December 31, 2019 of $0.21 and the exercise price of the underlying options.

Stock option activities for the years ended December 31, 2019 and 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	1,290,000	$0.99	7.74	$126,500
Granted	-	-	-	-
Balance Outstanding December 31, 2018	1,290,000	0.99	6.74	-
Granted	-	-	-	-
Balance Outstanding December 31, 2019	1,290,000	$0.99	5.74	$-
Exercisable, December 31, 2019	1,165,000	$0.99	5.61	-

Balance Non-vested at December 31, 2018	150,000	$1.00	6.74	$-
Vested during the year	(25,000)	1.00	-	-
Balance Non-vested at December 31, 2019	125,000	$1.00	5.74	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(E) Stock redemption agreement

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into the Stock Redemption Agreement. Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to SEC rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and CJK, which is owned at the time of the transaction,, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030.

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “New Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

Following effectiveness of the Stock Redemption and the transactions set forth above:

●	Messrs. Carra and Abrams will no longer beneficially own any shares of the Company’s common stock. Accordingly, they will no longer be significant stockholders of the Company or “related persons” under the SEC rules. Therefore, transactions between the Company and Carra or Abrams or entities related in whole or in part, directly or indirectly, to Carra and Abrams have not been reflected as related party transactions in these consolidated financial statements after the effectiveness of the Stock Redemption.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow will continue in full force and effect, except as amended by the Chino Valley Lease Amendment to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement (concerning the Company’s Tempe, Arizona property) dated May 1, 2018 between Zoned Arizona and CJK will continue in full force and effect.

●	The Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK will continue in full force and effect.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2019 and 2018 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Income tax benefit at U.S. statutory rate	$(2,579)	$(66,894)
Income tax benefit – state	(798)	(20,705)
Non-deductible expenses	6,920	22,877
Effect of change in effective rate	-	-
Change in valuation allowance	(3,543)	64,722
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

Deferred Tax Asset:	December 31, 2019	December 31, 2018
Net operating loss carryforward	$470,432	$473,975
Net deferred tax assets before valuation allowance	470,432	473,975
Valuation allowance	(470,432)	(473,975)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,711,000 at December 31, 2019. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that occurred in 2014 and may occur in the future. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2019, the valuation allowance decreased by $3,543. The potential tax benefit arising from the loss carryforward will expire in 2039.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Confidential Advisory Services Agreements

On May 1, 2018, the Company entered into the Broken Arrow CASA, with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into the CJK CASA, with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. These Agreements may be terminated prior to the expiration of the Term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon thirty calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these Agreements. Pursuant to the terms of the Broken Arrow CASA and CJK CASA, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the (“Revenue Fee”), commencing January 2019.

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

Employment and Related Golden Parachute Agreement

On May 23, 2018, the Company and Mr. McLaren, the Company’s Chief Executive Officer, agreed to replace Mr. McLaren’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his then-current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

The 2018 Employment Agreement has a term of 10 years. The term and Mr. McLaren’s employment will terminate (a “Termination”) in any of the following circumstances:

(i)	immediately, if Mr. McLaren dies;

(ii)	immediately, if Mr. McLaren receives benefits under the long-term disability insurance coverage then provided by the Company or, if no such insurance is in effect, upon Mr. McLaren’s disability;

(iii)	on the expiration date, as the same may be extended by the parties by written amendment to the 2018 Employment Agreement prior to the occasion thereof;

(iv)	at the option of the Company for Cause (as defined in the 2018 Employment Agreement) upon the Company’s provision of written notice to Mr. McLaren of the basis for such Termination;

(v)	at the option of the Company, without Cause;

(vi)	by Mr. McLaren at any time with Good Reason (as defined in the 2018 Employment Agreement), upon 30 days’ prior written notice to the Company delivered not later than within 90 days of the existence of the condition therefor; or

(vii)	by Mr. McLaren at any time without Good Reason, upon not less than three months’ prior written notice to the Company.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company and Mr. McLaren also entered into a Golden Parachute Agreement (the “Golden Parachute Agreement”) on May 23, 2018. No benefits shall be payable under the Golden Parachute Agreement unless there shall have been a change in control of the Company, as set forth below. For purposes of the Golden Parachute Agreement, amongst other terms in the Golden Parachute Agreement, a “change in control of the Company” shall mean a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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

For purposes of the Golden Parachute Agreement, “Good Reason” means, without express written consent, the occurrence after a change in control of the Company of any of the following circumstances unless, such circumstances are fully corrected prior to the date of Termination specified in the notice of Termination:

(a)	a material diminution in Mr. McLaren’s authority, duties or responsibility from those in effect immediately prior to the change in control of the Company;

(b)	a material diminution in Mr. McLaren’s base compensation;

(c)	a material change in the geographic location at which Mr. McLaren performs his duties;

(d)	a material diminution in the authority, duties, or responsibilities of the supervisor to whom Mr. McLaren is required to report, including a requirement that Mr. McLaren report to a corporate officer or employee instead of reporting directly to the Board;

(e)	a material diminution in the budget over which Mr. McLaren retains authority;

(f)	a material breach under any agreement with the Company to continue in effect any bonus to which Mr. McLaren was entitled, or any compensation plan in which Mr. McLaren participates immediately prior to the change in control of the Company which is material to Mr. McLaren’s total compensation;

(g)	a material breach under any agreement with the Company to provide Mr. McLaren benefits substantially similar to those enjoyed by him under any of the Company’s life insurance, medical, health and accident, or disability plans in which he was participating at the time of the change in control of the Company, the failure to continue to provide Mr. McLaren with a Company automobile or allowance in lieu of it, if Mr. McLaren was provided with such an automobile or allowance in lieu of it at the time of the change of control of the Company, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive him of any material fringe benefit enjoyed by him at the time of the change in control of the Company, or the failure by the Company to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company’s normal vacation policy in effect at the time of the change in control of the Company;

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that he fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to him under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which he is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which he is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of his annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to him or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by him as a result of such Termination.

NOTE 11 – SUBSEQUENT EVENTS

On January 6, 2020, the Company issued an aggregate of 110,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $24,200 using the quoted per share price on the date of grant of $0.22. In connection with these grants, in January 2020, the Company recorded stock-based compensation expense of $24,200.

On January 6, 2020, the Company granted an employee an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 6, 2020 and the option expires on January 6, 2030. The option vests as to (i) 35,000 of such shares on January 6, 2020, and (ii) as to 10,000 of such shares on January 6, 2021 and each year thereafter through January 6, 2029. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 1.81%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $23,388 and will record stock-based compensation expense over the vesting period.

Convertible note receivable

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to the Company a convertible debenture (the “Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Debenture prior to the Maturity Date or prior to any conversion as provided in the Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

On or after six months from the Issuance Date, the Company may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Debenture, the Company may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the Debenture.

If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) the Company does not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Debenture on the Maturity Date, the Company will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

Upon the occurrence of an Event of Default, as defined in the Debenture, the entire principal balance and accrued and unpaid interest outstanding under the Debenture, and all other obligations of KCB under the Debenture, will be immediately due and payable and the Company may exercise any and all rights, power and remedies available to it at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Company.

Any amount of principal or interest not paid when due will bear interest at the rate of 12% per annum from the due date thereof until paid.