Form 10-Q
period 2020-03-31
Zoned Properties, Inc.
filed 2020-05-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, the registrant had 12,011,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Cash	$628,841	$639,781
Accounts receivable	7,625	8,188
Rental properties, net	7,295,331	7,374,807
Prepaid expenses and other assets	91,310	113,592
Convertible note receivable	100,000	-
Property and equipment, net	20,492	22,035
Security deposits	1,100	1,100

Total Assets	$8,144,699	$8,159,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	19,728	-
Accrued expenses	120,337	94,641
Accrued expenses - related party	3,300	3,000
Deferred revenues	1,500	1,750
Security deposits payable	74,468	74,468

Total Liabilities	2,239,333	2,193,859

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,011,548 and 11,901,548 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12,012	11,902
Additional paid-in capital	20,842,834	20,806,452
Accumulated deficit	(14,951,480)	(14,854,710)

Total Stockholders’ Equity	5,905,366	5,965,644

Total Liabilities and Stockholders’ Equity	$8,144,699	$8,159,503

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUES:
Rental revenues	$276,494	$277,736
Advisory revenues	27,375	-

Total revenues	303,869	277,736

OPERATING EXPENSES:
Compensation and benefits	130,514	122,069
Professional fees	71,413	83,478
General and administrative expenses	57,096	43,602
Depreciation and amortization	90,584	90,558
Real estate taxes	20,964	22,720

Total operating expenses	370,571	362,427

LOSS FROM OPERATIONS	(66,702)	(84,691)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)
Interest expenses - related party	(300)	(300)
Other income	-	108,204
Interest income	232	-

Total other (expenses) income, net	(30,068)	77,904

LOSS BEFORE INCOME TAXES	(96,770)	(6,787)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(96,770)	$(6,787)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,004,295	11,948,659
Diluted	12,004,295	11,948,659

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cancellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net loss	-	-	-	-	-	(6,787)	(6,787)

Balance, March 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,788,743	$(14,849,216)	$5,953,429

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	12,292	-	12,292

Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,842,834	$(14,951,480)	$5,905,366

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,770)	$(6,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	90,584	90,558
Stock-based compensation	24,200	31,100
Stock option expense	12,292	5,903
Change in operating assets and liabilities:
Accounts receivable	563	-
Prepaid expenses and other assets	22,282	31,811
Accounts payable	19,728	(92,060)
Accrued expenses	25,696	28,933
Accrued expenses - related parties	300	300
Deferred revenues	(250)	(250)

NET CASH PROVIDED BY OPERATING ACTIVITIES	98,625	89,508

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of convertible note receivable	(100,000)	-
Purchase of rental property improvements	(9,565)	-

NET CASH USED IN INVESTING ACTIVITIES	(109,565)	-

NET (DECREASE) INCREASE IN CASH	(10,940)	89,508

CASH, beginning of period	639,781	354,867

CASH, end of period	$628,841	$444,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,000	$30,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$-	$2,000,000
Reclassification of security deposits - related party to security deposits	$-	$71,800
Reclassification of accrued expenses - related party to accrued expenses	$-	$33,000

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on form 10-K filed with the SEC on March 26, 2020.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement. Pursuant to SEC rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and are no longer be deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company no longer reflects transactions and balances related to these beneficial shareholders as related party transactions.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2020 and 2019 include the collectability of accounts receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2020 and 2019, rental and advisory revenue associated with the Significant Tenants amounted to $286,903 and $264,860, which represents 94.4% and 95.4% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents at March 31, 2020 and December 31, 2019. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. At March 31, 2020 and December 31, 2019, the Company had approximately $379,000 and $390,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the three months ended March 31, 2020 and 2019, the Company did not record any allowances for doubtful accounts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2020 and 2019, the Company did not record any impairment losses.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes. These payments are recorded as rental income and the related property tax expense reflected separately on the statements of operations.

See below for the adoption of ASU 2016-02, “Leases (Topic 842)” and its impact on our consolidated financial statements upon adoption.

Revenues from advisory services is recognized when the Company performs services pursuant to its agreements with clients and collectability is reasonably assured.

Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing income (loss) per share is an earnings allocation formula that determines income (loss) per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Convertible debt	404,000	404,000
Stock options	1,415,000	1,290,000

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  The Company does not believe it has any uncertain tax positions as of March 31, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

The adoption of ASU 2016-02 did not have a material impact on the operating leases where the Company is a lessor. The Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its condensed consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, the Company determined that the lease meets the definition of a short-term lease and the Company did not recognize a right-of use asset and lease liability arising from this lease.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

On May 1, 2018, Chino Valley and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) agreed to terminate the prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The Chino Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the Chino Valley Lease (the “Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the Chino Valley Lease remain in full force and effect.

On May 1, 2018, Green Valley and Broken Arrow agreed to terminate the prior Green Valley Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Green Valley Lease. The Green Valley Lease provides for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

On May 1, 2018, Zoned Arizona and CJK, Inc. (“CJK”) agreed to terminate the prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provides for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

On May 1, 2018, Kingman and CJK agreed to terminate the prior Kingman Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Kingman Lease. The Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the Kingman Lease, CJK agreed to maintain insurance in full force during the term of the Kingman Lease and any other period of occupancy of the premises by CJK.

CJK and Broken Arrow were owned at the time of the transactions, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018. CJK and Broken Arrow, together, are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants.

As of March 31, 2020 and December 31, 2019, security deposits payable to the Significant Tenants amounted to $71,800.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received for each of the five succeeding calendar years and thereafter as of March 31, 2020 consists of the following:

Future annual base rent:
2020 (remainder of year)	$743,064
2021	980,005
2022	972,000
2023	972,000
2024	972,000
Thereafter	14,904,000
Total	$19,543,069

Rental and advisory revenue and accounts receivable –Significant Tenants

For the three months ended March 31, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $286,903 and $264,860, which represents 94.4% and 95.4% of the Company’s total revenues, respectively. At March 31, 2020 and December 31, 2019, accounts receivable from the Significant Tenant amounted to $6,625 and $8,188, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenant under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of March 31, 2020 and December 31, 2019, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2020 and December 31, 2019, the Significant Tenants represented approximately 86.3% and 87.1% of the Company’s total assets, respectively. Through March 31, 2020, all rental payments have been made on a timely basis. As of March 31, 2020, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams. On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On January 1, 2019, as part of a Stock Redemption Agreement, the Company, on behalf of Chino Valley, and Broken Arrow entered into the First Amendment to Confidential Advisory Services Agreement (the “Broken Arrow CASA Amendment”). The Broken Arrow CASA Amendment amended the Broken Arrow CASA to (i) reduce the gross revenue fee payable by Broken Arrow from 10% to 0%, and (ii) add a $250 hourly advisory fee payable by Broken Arrow. Except as set forth herein, the terms of the Broken Arrow CASA remain in full force and effect.

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

NOTE 4 – RENTAL PROPERTIES

At March 31, 2020 and December 31, 2019, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2020	December 31, 2019
Building and building improvements	5-39	$6,260,524	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,543,738	8,534,173
Less: accumulated depreciation		(1,248,407)	(1,159,366)
Rental properties, net		$7,295,331	$7,374,807

For the three months ended March 31, 2020 and 2019, depreciation and amortization of rental properties amounted to $89,041 and $88,820, respectively.

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to the Company a convertible debenture (the “KCB Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The KCB Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the KCB Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the KCB Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the KCB Debenture prior to the Maturity Date or prior to any conversion as provided in the KCB Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

On or after six months from the Issuance Date, the Company may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the KCB Debenture, the Company may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the KCB Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the KCB Debenture.

If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) the Company does not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the KCB Debenture on the Maturity Date, the Company will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

Upon the occurrence of an Event of Default, as defined in the KCB Debenture, the entire principal balance and accrued and unpaid interest outstanding under the KCB Debenture, and all other obligations of KCB under the KCB Debenture, will be immediately due and payable and the Company may exercise any and all rights, power and remedies available to it at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the KCB Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Company.

Any amount of principal or interest not paid when due will bear interest at the rate of 12% per annum from the due date thereof until paid.

At March 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $232, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On January 9, 2017, the Company issued a convertible debenture (the “Abrams Debenture”) in the aggregate principal amount of $2,000,000 in favor of Alan Abrams, who was a significant stockholder of the Company through December 31, 2018, in exchange for cash from Mr. Abrams of $2,000,000. The Abrams Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and was originally due on January 9, 2022. On January 2, 2019, as part of a Stock Redemption Agreement, the Company and Mr. Abrams entered into an amendment of the Abrams Debenture (the “Debenture Amendment”), pursuant to which the parties agreed to extend the maturity date of the Abrams Debenture from January 9, 2022 to January 9, 2030. Except as set forth herein, the terms of the Abrams Debenture remain in full force and effect.

The Company may prepay the Abrams Debenture at any point after nine months, in whole or in part. Pursuant to the terms of the Abrams Debenture, Mr. Abrams is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the Abrams Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

If the Company defaults on payment, Mr. Abrams may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Abrams Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the Abrams Debenture), Mr. Abrams may (i) declare the entire principal amount and all accrued and unpaid interest under the Abrams Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. Abrams at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Abrams Debenture and proceed to enforce the payment thereof or any other legal or equitable right of Mr. Abrams.

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

As of March 31, 2020 and December 31, 2019, the principal balance due under the Abrams Debenture is $2,000,000.

As of March 31, 2020 and December 31, 2019, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $30,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible notes payable – related party

On January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture”) in the principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. The McLaren Debenture accrues interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matures on January 9, 2022. The Company may prepay the McLaren Debenture at any point after nine months, in whole or in part. Pursuant to the terms of the McLaren Debenture, Mr. McLaren is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under this McLaren Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

If the Company defaults on payment, Mr. McLaren may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the McLaren Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the McLaren Debenture), Mr. McLaren may (i) declare the entire principal amount and all accrued and unpaid interest under the McLaren Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. McLaren at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the McLaren Debenture and proceed to enforce the payment thereof or any other legal or equitable right of Mr. McLaren.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

As of March 31, 2020 and December 31, 2019, the principal balance due under the McLaren Debenture is $20,000.

As of March 31, 2020 and December 31, 2019, accrued interest payable due under the McLaren Debenture is $3,300 and $3,000, respectively, which is included in accrued expenses – related party on the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, interest expense – related party amounted to $300.

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

The holders of the shares of preferred stock are entitled to dividends equal to common share dividends. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

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

(B) Common stock issued for services

On January 14, 2019, the Company issued an aggregate of 100,000 shares of common stock to the members of the Company’s board of directors for services rendered. The shares were valued at their fair value of $31,100 using the quoted share price on the date of grant of $0.311 per common share. In connection with these grants, in January 2019, the Company recorded stock-based compensation expense of $31,100 which is included in compensation and benefits on the unaudited condensed consolidated statements of operations.

On January 6, 2020, the Company issued an aggregate of 110,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $24,200 using the quoted per share price on the date of grant of $0.22. In connection with these grants, in January 2020, the Company recorded stock-based compensation expense of $24,200 which is included in compensation and benefits on the unaudited condensed consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2020, 165,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards are outstanding and 40,000 options are exercisable under the 2016 Plan. As of March 31, 2020 and December 31, 2019, 9,835,000 and 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2020 and December 31, 2019, options to purchase 1,250,000 shares of common stock are outstanding and 1,125,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

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

For the three months ended March 31, 2020 and 2019, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $12,292 and $5,903, respectively. As of March 31, 2020, there were 1,415,000 options outstanding and 1,200,000 options vested and exercisable. As of March 31, 2020, there was $58,939 of unvested stock-based compensation expense to be recognized through December 2028. The aggregate intrinsic value at December 31, 2019 was nil and was calculated based on the difference between the quoted share price on December 31, 2019 of $0.21 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	1,290,000	$0.99	5.74	$-
Granted	125,000	1.00	-	-
Balance Outstanding March 31, 2020	1,415,000	$0.99	5.87	$-
Exercisable, March 31, 2020	1,200,000	$0.99	5.49	-

Balance Non-vested at December 31, 2019	125,000	$1.00		$-
Granted	125,000	1.00
Vested during the period	(35,000)	1.00	-	-
Balance Non-vested at March 31, 2020	215,000	$1.00	8.02	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Confidential Advisory Services Agreements

On May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA” and together with the Broken Arrow CASA, the “CASAs”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. The CASAs may be terminated prior to the expiration of their respective term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon thirty calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with the CASAs. Pursuant to the terms of the CASAs, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the (“Revenue Fee”). Effective January 1, 2019, the parties agreed to amend the May 1, 2018 leases to reduce the Revenue Fee payable pursuant to each of the CASAs from 10% of gross revenue to 0% of gross revenue.

Employment and Related Golden Parachute Agreement

On May 23, 2018, the Company and Mr. McLaren, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, agreed to replace Mr. McLaren’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his then-current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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

MARCH 31, 2020

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

MARCH 31, 2020

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed 0on March 26, 2020.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our annual report on Form 10-K as filed with the SEC on March 26, 2020.

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

The Company intends to develop and expand multiple business divisions, including a commercial real estate brokerage team, an advisory services division, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. The Company believes in the value of building relationships with clients and local communities in order to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable business practices.

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

For the three months ended March 31, 2020 and 2019, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the three months ended March 31, 2020, improvements made to rental properties amounted to $9,565. No improvements were made during the three months ended March 31, 2019. As of March 31, 2020, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse/ Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	March 2014	August 2015	January 2014	October 2014	May 2014
Lease Start Date	May 2018	May 2018	July 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	Monthly	April 2040	April 2040

Total No. of Tenants	1	1	1	1	1

						Total Properties
Land Area (Acres)	3.65	47.60	0.80	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of March 31, 2020	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2020 (remainder per year)	$301,500	$360,000	$-	$31,500	$36,000	$729,000
2021	402,000	480,000	-	42,000	48,000	972,000
2022	402,000	480,000	-	42,000	48,000	972,000
2023	402,000	480,000	-	42,000	48,000	972,000
2024	402,000	480,000		42,000	48,000	972,000
Thereafter	6,164,000	7,360,000	-	644,000	736,000	14,904,000
Total	$8,073,500	$9,640,000	$-	$843,500	$964,000	$19,521,000

 V

* Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2020	$6.7	$12.0	-	$29.2	$32.1
2021	$6.7	$12.0	-	$29.2	$32.1
2022	$6.7	$12.0	-	$29.2	$32.1
2023	$6.7	$12.0	-	$29.2	$32.1
2024	$6.7	$12.0	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

Currently, 33 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Additionally, 11 states and the District have legalized cannabis for recreational use by adults. Marijuana remains classified as a Schedule I controlled substance by the U.S. Drug Enforcement Agency (the “DEA”), and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. On September 27, 2018, however, the DEA announced that drugs, including “finished dosage formulations” of cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) below 0.1%, will be considered Schedule 5 drugs as long as the medications have been approved by the U.S. Food and Drug Administration. THC and CBD are two natural compounds found in cannabis plants. THC is the main psychoactive compound in marijuana, while CBD is an antagonist to, and inhibits the physiological action to, THC. Also, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a THC concentration of less than 0.3%. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

It is unclear at this time what impact the Sessions Memo will have on the regulated cannabis and marijuana industry. During the January 2018 confirmation hearings of current Attorney General William Barr, Mr. Barr commented that he would not prosecute marijuana businesses operating within state law. Also, in April 2019, Mr. Barr stated that he would prefer that Congress enact legislation allowing states to legalize marijuana, rather than continuing the current approach under the which a growing number of states have ended cannabis prohibition in conflict with federal law.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of May 14, 2020, all of the properties in our portfolio are open to our Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, we do not foresee any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three months ended March 31, 2020 and 2019, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2020 and 2019.

Comparison of Results of Operations for the Three Months ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020 and 2019, revenues consisted of the following:

	Three Months Ended March 31,
	2020	2019
Rent revenues	$276,494	$277,736
Advisory revenues	27,375	-
Total revenues	$303,869	$277,736

During the three months ended March 31, 2020, we generated revenues from advisory services of $27,375, including advisory services performed for our Significant Tenants of $23,375. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

For the three months ended March 31, 2020, total revenues amounted to $303,869, including Significant Tenants revenues of $286,903, as compared to $277,736, including Significant Tenant revenues of $264,860, for the three months ended March 31, 2019, an increase of $26,133, or 9.4%. This increase in revenues was primarily attributable to a decrease in rent revenues from the Significant Tenant of $1,242, or less than 1%, offset by an increase in advisory revenues from our Significant Tenant of $23,375, and an increase in third party advisory revenues of $4,000.

Operating expenses

For the three months ended March 31, 2020, operating expenses amounted to $370,571 as compared to $362,427 for the three months ended March 31, 2019, an increase of $8,144, or 2.2%. For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Compensation and benefits	$130,514	$122,069
Professional fees	71,413	83,478
General and administrative expenses	57,096	43,602
Depreciation and amortization	90,584	90,558
Real estate taxes	20,964	22,720
Total	$370,571	$362,427

●	For the three months ended March 31, 2020, compensation and benefit expense increased by $8,445, or 6.9%, as compared to the three months ended March 31, 2019. This increase was attributable to a decrease in stock-based compensation of $511, offset by an increase in compensation and benefits of $8,956.

●	For the three months ended March 31, 2020, professional fees decreased by $12,065, or 14.5%, as compared to the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in public relations fees of $9,904 and a decrease in accounting fees of $9,915, offset by an increase in legal fees of $4,369 and an increase in other professional fees of $3,385.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2020, general and administrative expenses increased by $13,494, or 30.9%, as compared to the three months ended March 31, 2019. This increase was primarily attributable in an increase in advertising and promotion expense of $9,566 related to attending conferences and an increase in technology fees of $2,903.

●	For the three months ended March 31, 2020, depreciation and amortization expense increased by $26, or less than 1%, as compared to the three months ended March 31, 2019.

●	For the three months ended March 31, 2020, real estate taxes decreased by $1,756, or 7.7%, as compared to the three months ended March 31, 2019.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2020, loss from operations amounted to $66,702 as compared to loss from operations of $84,691 for the three months ended March 31, 2019, a decrease of $17,989, or 21.2%.

Other (expenses) income

Other (expenses) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expenses). For the three months ended March 31, 2020, total other expenses, net amounted to $(30,068) as compared to total other income, net of $77,904, respectively, representing a negative change of $107,972, or 138.6%. During the three months ended March 31, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company as compared to nil during the three months ended March 31, 2020.

Net loss

As a result of the foregoing, for the three months ended March 31, 2020 and 2019, net loss amounted to $96,770, or $(0.01) per common share (basic and diluted), and $6,787, or $(0.00) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $628,841 and $639,781 of cash as of March 31, 2020 and December 31, 2019, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q. Other than revenue received from the lease of our rental properties and from advisory fees, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

On March 19, 2020, we made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to us a convertible debenture (the “Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Debenture prior to the Maturity Date or prior to any conversion as provided in the Debenture in whole or in part, we will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance. On or after six months from the Issuance Date, we may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Debenture, we may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the Debenture. If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) we do not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Debenture on the Maturity Date, we will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2020 and December 31, 2019, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2020 and December 31, 2019, these Significant Tenants represented approximately 86.3% and 87.1% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibits 99.1 and 99.2 to our Annual Report on Form 10-K, as filed with the SEC on March 26, 2020, since such audited financial statements represent material information and are necessary for the protection of investors.

We may secure additional financing to acquire and develop additional and existing properties. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow our business operations.

Cash Flow

For the Three Months Ended March 31, 2020 and March 31, 2019

Net cash flow provided by operating activities was $98,625 for the three months ended March 31, 2020, as compared net cash flow provided by operating activities of $89,508 for the three months ended March 31, 2019, representing an increase of $9,117.

●	Net cash flow provided by operating activities for the three months ended March 31, 2020 primarily reflected net loss of $96,770 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $90,584, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $12,292, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $22,282, an increase in accounts payable of $19,728 and an increase in accrued expenses of $25,696.

●	Net cash flow provided by operating activities for the three months ended March 31, 2019 primarily reflected net loss of $6,787 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $90,558, stock-based compensation expense of $31,100, and accretion of stock-based stock option expense of $5,903, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $31,811 and an increase in accrued expenses of $28,933 offset by a decrease in accounts payable of $92,060 which was primarily attributable to the payment of outstanding amounts due for property improvements made in 2018.

For the three months ended March 31, 2020, net cash flow used in investing activities amounted to $109,565. This use of cash was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and as used in the improvement of rental properties of $9,565. We did not have any investing activities for the three months ended March 31, 2019.

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

The following tables summarize our contractual obligations as of March 31, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$-	$-	$20	$2,000
Interest on convertible notes	1,215	154	241	240	580
Total	$3,235	$154	$241	$260	$2,580

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

Revenue recognition

Effective on January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-09 and Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
1/6/2020	Arthur Friedman	Section 4(a)(2)	30,000	For Services	Restricted	Yes
1/6/2020	Alex McLaren	Section 4(a)(2)	35,000	For Services	Restricted	Yes
1/6/2020	David Honaman	Section 4(a)(2)	25,000	For Services	Restricted	Yes
1/6/2020	Derek Overstreet	Section 4(a)(2)	20,000	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: May 14, 2020	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)