Form 10-Q
period 2020-06-30
Zoned Properties, Inc.
filed 2020-08-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the registrant had 12,011,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Cash	$602,448	$639,781
Accounts receivable	9,420	8,188
Deferred rent receivable	88,750	-
Rental properties, net	7,206,034	7,374,807
Prepaid expenses and other assets	61,195	113,592
Convertible note receivable	100,000	-
Property and equipment, net	18,949	22,035
Security deposits	1,100	1,100

Total Assets	$8,087,896	$8,159,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	8,152	-
Accrued expenses	90,911	94,641
Accrued expenses - related party	3,600	3,000
Deferred revenues	1,250	1,750
Security deposits payable	71,800	74,468

Total Liabilities	2,195,713	2,193,859

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,011,548 and 11,901,548 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12,012	11,902
Additional paid-in capital	20,848,578	20,806,452
Accumulated deficit	(14,970,407)	(14,854,710)

Total Stockholders’ Equity	5,892,183	5,965,644

Total Liabilities and Stockholders’ Equity	$8,087,896	$8,159,503

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES:
Rental revenues	$272,216	$278,214	$548,710	$555,950
Advisory revenues	27,608	46,227	54,983	46,227

Total revenues	299,824	324,441	603,693	602,177

OPERATING EXPENSES:
Compensation and benefits	87,751	86,898	218,265	208,967
Professional fees	42,497	51,431	113,910	134,909
General and administrative expenses	48,018	32,916	105,114	76,518
Depreciation and amortization	90,841	90,498	181,425	181,056
Real estate taxes	20,964	22,720	41,928	45,440

Total operating expenses	290,071	284,463	660,642	646,890

INCOME (LOSS) FROM OPERATIONS	9,753	39,978	(56,949)	(44,713)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(60,000)	(60,000)
Interest expenses - related party	(300)	(300)	(600)	(600)
Other income	-	-	-	108,204
Interest income	1,620	-	1,852	-

Total other (expenses) income, net	(28,680)	(30,300)	(58,748)	47,604

(LOSS) INCOME BEFORE INCOME TAXES	(18,927)	9,678	(115,697)	2,891

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(18,927)	$9,678	$(115,697)	$2,891

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.00	$(0.01)	$0.00
Diluted	$(0.00)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,011,548	11,901,548	12,007,922	11,924,973
Diluted	12,011,548	11,901,548	12,007,922	11,924,973

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net loss	-	-	-	-	-	(6,787)	(6,787)

Balance, March 31, 2019	2,000,000	2,000	11,901,548	11,902	20,788,743	(14,849,216)	5,953,429

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903

Net income	-	-	-	-	-	9,678	9,678

Balance, June 30, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,794,646	$(14,839,538)	$5,969,010

	Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	12,292	-	12,292

Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	2,000	12,011,548	12,012	20,842,834	(14,951,480)	5,905,366

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,744	-	5,744

Net loss	-	-	-	-	-	(18,927)	(18,927)

Balance, June 30, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,848,578	$(14,970,407)	$5,892,183

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(115,697)	$2,891
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	181,424	181,056
Stock-based compensation	24,200	31,100
Stock option expense	18,036	11,806
Change in operating assets and liabilities:
Accounts receivable	(1,232)	(30,017)
Deferred rent receivable	(88,750)
Prepaid expenses and other assets	52,397	41,974
Accounts payable	8,152	(106,994)
Accrued expenses	(3,730)	10,746
Accrued expenses - related parties	600	600
Deferred revenues	(500)	(500)
Security deposits payable	(2,668)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,232	142,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	-
Purrchase of rental property improvements	(9,565)	-

NET CASH USED IN INVESTING ACTIVITIES	(109,565)	-

NET (DECREASE) INCREASE IN CASH	(37,333)	142,662

CASH, beginning of period	639,781	354,867

CASH, end of period	$602,448	$497,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$60,000	$60,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$-	$2,000,000
Reclassification of security deposits - related party to security deposits	$-	$71,800
Reclassification of accrued expenses - related party to accrued expenses	$-	$33,000

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of August 13, 2020, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, the Company does not foresee any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

The unaudited condensed consolidated financial statements for the six months ended June 30, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our consolidated financial position and consolidated results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on form 10-K filed with the SEC on March 26, 2020.

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement. Pursuant to SEC rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and are no longer deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company no longer reflects transactions and balances related to these beneficial shareholders as related party transactions.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2020 and 2019 include the collectability of accounts receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenants amounted to $492,196 and $556,335, which represents 95.6% and 92.4% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents at June 30, 2020 and December 31, 2019. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. At June 30, 2020 and December 31, 2019, the Company had approximately $352,000 and $390,000, respectively, of cash in excess of FDIC limits of $250,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the six months ended June 30, 2020 and 2019, the Company did not record any allowances for doubtful accounts.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2020 and 2019, the Company did not record any impairment losses.

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

JUNE 30, 2020

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

Basic and diluted (loss) income per share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing (loss) income per share is an earnings allocation formula that determines (loss) income per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Convertible debt	404,000	404,000
Stock options	1,415,000	1,290,000

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  The Company does not believe it has any uncertain tax positions as of June 30, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

If a change to a pre-existing lease occurs, we evaluate if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. Additionally, on May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. At the commencement of the modified terms, the Company reassessed its lease classification and concluded it remained properly classified as an operating lease.

The adoption of ASU 2016-02 did not have a material impact on the operating leases where the Company is a lessor. The Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of June 30, 2020 of $88,750 (see Note 3).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

Chino Valley

On May 1, 2018, Chino Valley and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) agreed to terminate the prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the 2018 Chino Valley Lease (the “2019 Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

On May 29, 2020, Chino Valley and Broken Arrow entered into a second amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

In addition, the parties agreed that from the period from the Effective Date to June 30, 2020 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow will be in default under the Chino Valley Lease and Tempe Lease, as amended.

Green Valley

On May 1, 2018, Green Valley and Broken Arrow agreed to terminate the prior Green Valley Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Green Valley Lease. The Green Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

On May 29, 2020, Green Valley and Broken Arrow entered into the First Amendment (the “Green Valley Amendment”) to the Green Valley Lease, effective May 31, 2020. Pursuant to the terms of the Green Valley Amendment, among other things, the parties agreed to abate the fixed base rent of $3,500 from June 1, 2020 to July 31, 2020. In addition, the Green Valley Amendment provides that any increase in the rentable area of the leases premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. The parties also agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Green Valley and Broken Arrow, Broken Arrow may terminate the Green Valley Lease by delivering written notice to Green Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

Tempe

On May 1, 2018, Zoned Arizona and CJK, Inc. (“CJK”) agreed to terminate the prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

On May 29, 2020, Zoned Arizona and CJK entered into the First Amendment (the “Tempe Amendment”) to the Tempe Lease, effective May 31, 2020. Pursuant to the terms of the Tempe Amendment, among other things, the base rent was increased to $49,200 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the Tempe Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Zoned Arizona and CJK, CJK may terminate the Tempe Lease by delivering written notice to Zoned Arizona, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease .. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended.

Kingman

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

On May 29, 2020, Kingman and CJK entered into the First Amendment (the “Kingman Amendment”) to the Kingman Lease, effective May 31, 2020. Pursuant to the terms of the Kingman Amendment, among other things, the parties agreed to abate the $4,000 base rent from June 1, 2020 to July 31, 2020. In addition, the Kingman Amendment provides that any increase in the rentable area of the leases premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. The parties also agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Kingman and CJK, CJK may terminate the Kingman Lease by delivering written notice to Kingman, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

CJK and Broken Arrow were owned at the time of the transactions, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, each of whom was a significant stockholder of the Company through December 31, 2018. CJK and Broken Arrow, together, are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 6).

As of June 30, 2020 and December 31, 2019, security deposits payable to the Significant Tenants amounted to $71,800.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2020 consists of the following:

Future annual base rent:
2020 (remainder of year)	$456,917
2021	1,082,005
2022	1,074,000
2023	1,074,000
2024	1,074,000
Thereafter	16,468,000
Total	$21,238,922

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended June 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $294,043 and $291,475, which represents 98.1% and 95.4% of the Company’s total revenues, respectively. For the six months ended June 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $580,946 and $556,335, which represents 96.2% and 92.4% of the Company’s total revenues, respectively. At June 30, 2020 and December 31, 2019, accounts receivable from advisory services provided to the Significant Tenant amounted to $9,420 and $8,188, respectively. Further, as of June 30, 2020 a deferred rent receivable of $88,750 is due from Significant Tenants due to the abatement of rent in the month of June 2020 under the amendments executed effective May 31, 2020 discussed above.

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenant under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.  As of June 30, 2020 and December 31, 2019, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2020 and December 31, 2019, the Significant Tenants represented approximately 85.8% and 87.1% of the Company’s total assets, respectively. Through June 30, 2020, all rental payments have been made on a timely basis. As of June 30, 2020, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 6). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 4 – RENTAL PROPERTIES

At June 30, 2020 and December 31, 2019, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2020	December 31, 2019
Building and building improvements	5-39	$6,260,524	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,543,738	8,534,173
Less: accumulated depreciation		(1,337,704)	(1,159,366)
Rental properties, net		$7,206,034	$7,374,807

For the three months ended June 30, 2020 and 2019, depreciation and amortization of rental properties amounted to $89,297 and $88,820, respectively. For the six months ended June 30, 2020 and 2019, depreciation and amortization of rental properties amounted to $178,338 and $177,640, respectively.

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

JUNE 30, 2020

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

At June 30, 2020, convertible note receivable and interest receivable amounted to $100,000 and $1,852, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

As of June 30, 2020 and December 31, 2019, the principal balance due under the Abrams Debenture is $2,000,000.

As of June 30, 2020 and December 31, 2019, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. For the three months ended June 30, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $60,000.

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

If the Company defaults on payment, Mr. McLaren may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the McLaren Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the McLaren Debenture), Mr. McLaren may (i) declare the entire principal amount and all accrued and unpaid interest under the McLaren Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. McLaren at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the McLaren Debenture and proceed to enforce the

As of June 30, 2020 and December 31, 2019, the principal balance due under the McLaren Debenture is $20,000.

As of June 30, 2020 and December 31, 2019, accrued interest payable due under the McLaren Debenture is $3,600 and $3,000, respectively, which is included in accrued expenses – related party on the accompanying unaudited condensed consolidated balance sheets. For the three months ended June 30, 2020 and 2019, interest expense – related party amounted to $300. For the six months ended June 30, 2020 and 2019, interest expense – related party amounted to $600.

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

JUNE 30, 2020

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

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2020, 165,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards are outstanding and 40,000 options are exercisable under the 2016 Plan. As of June 30, 2020 and December 31, 2019, 9,835,000 and 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2020 and December 31, 2019, options to purchase 1,250,000 shares of common stock are outstanding and 1,125,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

On January 6, 2020, the Company granted an employee an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 6, 2020 and the option expires on January 6, 2030. The option vests as to (i) 35,000 of such shares on January 6, 2020, and (ii) as to 10,000 of such shares on January 6, 2021 and each year thereafter through January 6, 2029. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 1.81%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $23,388 and will record stock-based compensation expense over the vesting period. In July 2020, this employee was terminated and these options shall be cancelled.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

For the six months ended June 30, 2020 and 2019, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $18,036 and $11,806, respectively. As of June 30, 2020, there were 1,415,000 options outstanding and 1,200,000 options vested and exercisable. As of June 30, 2020, there was $53,195 of unvested stock-based compensation expense to be recognized through December 2028. The aggregate intrinsic value at June 30, 2020 was nil and was calculated based on the difference between the quoted share price on June 30, 2020 of $0.13 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	1,290,000	$0.99	5.74	$-
Granted	125,000	1.00	-	-
Balance Outstanding June 30, 2020	1,415,000	$0.99	5.62	$-
Exercisable, June 30, 2020	1,200,000	$0.99	5.24	-

Balance Non-vested at December 31, 2019	125,000	$1.00		$-
Granted	125,000	1.00
Vested during the period	(35,000)	1.00	-	-
Balance Non-vested at June 30, 2020	215,000	$1.00	7.77	$-

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

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 26, 2020.

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

For the three and six months ended June 30, 2020 and 2019, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the six months ended June 30, 2020, improvements made to rental properties amounted to $9,565. No improvements were made during the six months ended June 30, 2019.

As of June 30, 2020, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse/office	Greenhouse/ Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary

Date Acquired	March 2014	August 2015	January 2014	October 2014	May 2014
Lease Start Date	May 2018	May 2018	July 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	Vacant	April 2040	April 2040

Total No. of Tenants	1	1	0	1	1

						Total Properties
Land Area (Acres)	3.65	47.60	0.80	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346
Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158
Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937
Vacant Rentable Sq. Ft.	-	-	-	-	-	-
Sq. Ft. rented as of June 30, 2020	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent: *
2020 (remainder per year)	$246,000	$164,000	$-	$17,500	$20,000	$447,500
2021	590,400	393,600	-	42,000	48,000	1,074,000
2022	590,400	393,600	-	42,000	48,000	1,074,000
2023	590,400	393,600	-	42,000	48,000	1,074,000
2024	590,400	393,600		42,000	48,000	1,074,000
Thereafter	9,052,800	6,035,000	-	644,000	736,000	16,468,000
Total	$11,660,400	$7,773,600	$-	$829,500	$948,000	$21,211,500

*	Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ (a)	Green Valley, AZ	Kingman, AZ
2020	$9.8	$9.8	-	$29.2	$32.1
2021	$9.8	$9.8	-	$29.2	$32.1
2022	$9.8	$9.8	-	$29.2	$32.1
2023	$9.8	$9.8	-	$29.2	$32.1
2024	$9.8	$9.8	-	$29.2	$32.1

(a)	Base rent is for land only and annualized $ per rented square foot is not presented.

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

Pursuant to the terms of the several lease amendments our Significant Tenants, among other things, base rent base rent was abated from June 1, 2020 to July 31, 2020 on all of our Significant Tenant leases which decreased our cash flow from operation during the six months ended June 30, 2020 by $89,500. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022, Significant Tenants will invest a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley and Tempe prior to June 30, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of August 13, 2020, all of the properties in our portfolio are open to our Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, we do not foresee any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2020 and 2019, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2020 and 2019.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2020 and 2019

Revenues

For the three and six months ended June 30, 2020 and 2019, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rent revenues	$272,216	$278,214	$548,710	$555,950
Advisory revenues	27,608	46,227	54,983	46,227
Total revenues	$299,824	$324,441	$603,693	$602,177

For the three months ended June 30, 2020, total revenues amounted to $299,824, including Significant Tenants revenues of $294,043, as compared to $324,441, including Significant Tenant revenues of $291,475, for the three months ended June 30, 2019, a decrease of $24,617, or 7.6%. For the six months ended June 30, 2020, total revenues amounted to $603,693, including Significant Tenants revenues of $580,946, as compared to $602,177, including Significant Tenant revenues of $556,335, for the six months ended June 30, 2019, an increase of $1,516, or 0.3%. For the three months ended June 30, 2020, the decrease in revenues was attributable to a decrease in advisory revenues of $18,619, or 40,3%, and a decrease in rent revenues of $5,998, or 2.2%. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended June 30, 2020, operating expenses amounted to $290,071 as compared to $284,463 for the three months ended June 30, 2019, an increase of $5,608, or 2.0%. For the six months ended June 30, 2020, operating expenses amounted to $660,642 as compared to $646,890 for the six months ended June 30, 2019, an increase of $13,752, or 2.1%. For the three and six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Compensation and benefits	$87,751	$86,898	$218,265	$208,967
Professional fees	42,497	51,431	113,910	134,909
General and administrative expenses	48,018	32,106	105,114	74,898
Depreciation and amortization	90,841	90,498	181,425	181,056
Real estate taxes	20,964	22,720	41,928	45,440
Total	$290,071	$284,463	$660,642	$646,890

●	For the three months ended June 30, 2020, compensation and benefit expense increased by $853, or 1.0%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, compensation and benefit expense increased by $9,298, or 4.5%, as compared to the six months ended June 30, 2019, and was primarily attributable to an increase in stock-based compensation related to the accretion of stock option expense.

●	For the three months ended June 30, 2020, professional fees decreased by $8,934, or 17.4%, as compared to the three months ended June 30, 2019. This decrease in professional fees was primarily attributable to a decrease in public relations fees of $2.479, a decrease in legal fees of $8,717, and a decrease in other professional fees of $5,938, offset by an increase in accounting fees of $8,200. For the six months ended June 30, 2020, professional fees decreased by $20,999, or 15.6%, as compared to the six months ended June 30, 2019. This decrease in professional fees was primarily attributable to a decrease in public relations fees of $12,383 a decrease in legal fees of $4,348, and a decrease in other professional fees of $4,268.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended June 30, 2020, general and administrative expenses increased by $15,102, or 45.9%, as compared to the three months ended June 30, 2019. This increase was primarily attributable in an increase in advertising and promotion expense of $2,061 related to attending conferences, an increase in technology fees of $4,158. and an increase in insurance expense of $4,159. Additionally, in the 2019 period, we received a tax refund of $8,704 which we did not receive in the 2020 period. For the six months ended June 30, 2020, general and administrative expenses increased by $28,596, or 37.8%, as compared to the six months ended June 30, 2019. This increase was primarily attributable in an increase in advertising and promotion expense of $6,461 related to attending conferences, an increase in technology fees of $7,062. and an increase in insurance expense of $6,272. Additionally, in the 2019 period, we received a tax refund of $8,704 which we did not receive in the 2020 period.

●	For the three and six months ended June 30, 2020, depreciation and amortization expense increased by $343, or 0.4%, and $369, or 0.2%, as compared to the three and six months ended June 30, 2019, respectively.

●	For the three and six months ended June 30, 2020, real estate taxes decreased by $1,756, or 7.7%, and $3,512, or 7.7% as compared to the three and six months ended June 30, 2019, respectively.

Income (Loss) from operations

As a result of the factors described above, for the three months ended June 30, 2020, income from operations amounted to $9,753 as compared to income from operations of $39,978 for the three months ended June 30, 2019, a decrease of $30,225, or 75.6%. For the six months ended June 30, 2020, loss from operations amounted to $56,949 as compared to a loss from operations of $44,713 for the six months ended June 30, 2019, an increase of $12,236, or 27.4%.

Other (expenses) income

Other (expenses) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expenses). For the three months ended June 30, 2020, total other expenses, net amounted to $(28,680) as compared to $(30,300), respectively, a decrease of $1,620, or 5.3%. For the six months ended June 30, 2020, total other expenses, net amounted to $(58,748) as compared to total other income, net of $47,604, respectively, a change of $(106,352), or 223.4%. During the six months ended June 30, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company as compared to nil during the six months ended June 30, 2020.

Net loss

As a result of the foregoing, for the three months ended June 30, 2020 and 2019, net (loss) income amounted to $(18,927), or $(0.00) per common share (basic and diluted), and $9,678, or $0.00 per common share (basic and diluted), respectively. For the six months ended June 30, 2020 and 2019, net (loss) income amounted to $(115,697), or $(0.01) per common share (basic and diluted), and $2,891, or $0.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $602,448 and $639,781 of cash as of June 30, 2020 and December 31, 2019, respectively.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2020 and December 31, 2019, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2020 and December 31, 2019, these Significant Tenants represented approximately 85.8% and 87.1% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Six Months Ended June 30, 2020 and 2019

Net cash flow provided by operating activities was $72,232 for the six months ended June 30, 2020, as compared net cash flow provided by operating activities of $142,662 for the six months ended June 30, 2019, representing a decrease of $70,430.

●	Net cash flow provided by operating activities for the six months ended June 30, 2020 primarily reflected net loss of $115,697 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $181,424, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $18,036, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $52,397, and an increase in accounts payable of $8,152, offset by an increase in deferred rent receivable of $88,750 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

●	Net cash flow provided by operating activities for the six months ended June 30, 2019 primarily reflected net income of $2,891 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $181,056, stock-based compensation expense of $31,100, and accretion of stock-based stock option expense of $11,806, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $41,974 and an increase in accrued expenses of $11,346 offset by an increase in accounts receivable of $30,017, and a decrease in accounts payable of $106,994 which was primarily attributable to the payment of outstanding amounts due for property improvements made in 2018.

For the six months ended June 30, 2020, net cash flow used in investing activities amounted to $109,565. This use of cash was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and as used in the improvement of rental properties of $9,565. We did not have any investing activities for the six months ended June 30, 2019.

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

The following tables summarize our contractual obligations as of June 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$-	$-	$20	$2,000
Interest on convertible notes	1,186	155	241	240	550
Total	$3,206	$155	$241	$260	$2,550

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, the COVID-19 outbreak has not had a material adverse impact on our operations. However, the future impact of the COVID-19 outbreak is highly uncertain, cannot be predicted and there is no assurance that the COVID-19 outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

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

Zoned Properties, Inc.
(Registrant)

Date: August 13, 2020	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)