Form 10-Q
period 2020-09-30
Zoned Properties, Inc.
filed 2020-11-12
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 12, 2020, the registrant had 12,011,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash	$577,763	$639,781
Accounts receivable	9,393	8,188
Deferred rent receivable	176,004	-
Rental properties, net	7,116,736	7,374,807
Prepaid expenses and other assets	128,546	113,592
Convertible note receivable	100,000	-
Property and equipment, net	18,508	22,035
Security deposits	1,100	1,100

Total Assets	$8,128,050	$8,159,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	880	-
Accrued expenses	111,424	94,641
Accrued expenses - related party	3,900	3,000
Deferred revenues	1,000	1,750
Security deposits payable	71,800	74,468

Total Liabilities	2,209,004	2,193,859

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,011,548 and 11,901,548 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12,012	11,902
Additional paid-in capital	20,850,352	20,806,452
Accumulated deficit	(14,945,318)	(14,854,710)

Total Stockholders’ Equity	5,919,046	5,965,644

Total Liabilities and Stockholders’ Equity	$8,128,050	$8,159,503

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$284,897	$278,273	$833,607	$834,223
Advisory revenues	17,875	60,066	72,858	106,293

Total revenues	302,772	338,339	906,465	940,516

OPERATING EXPENSES:
Compensation and benefits	59,418	79,455	277,683	288,422
Professional fees	35,700	50,655	149,610	185,564
General and administrative expenses	42,279	60,723	147,393	137,241
Depreciation and amortization	90,661	90,500	272,086	271,556
Real estate taxes	20,963	22,719	62,891	68,159

Total operating expenses	249,021	304,052	909,663	950,942

INCOME (LOSS) FROM OPERATIONS	53,751	34,287	(3,198)	(10,426)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(90,000)	(90,000)
Interest expenses - related party	(300)	(300)	(900)	(900)
Other income	-	-	-	108,204
Interest income	1,638	-	3,490	-

Total other (expenses) income, net	(28,662)	(30,300)	(87,410)	17,304

INCOME (LOSS) BEFORE INCOME TAXES	25,089	3,987	(90,608)	6,878

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$25,089	$3,987	$(90,608)	$6,878

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$0.00	$(0.01)	$0.00
Diluted	$0.00	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,011,548	11,901,548	12,009,139	11,917,079
Diluted	12,011,548	11,901,548	12,009,139	11,917,079

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200
Accretion of stock based compensation related to stock options issued	-	-	-	-	12,292	-	12,292
Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	2,000	12,011,548	12,012	20,842,834	(14,951,480)	5,905,366

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,744	-	5,744
Net loss	-	-	-	-	-	(18,927)	(18,927)

Balance, June 30, 2020	2,000,000	2,000	12,011,548	12,012	20,848,578	(14,970,407)	5,892,183

Accretion of stock based compensation related to stock options issued	-	-	-	-	1,774	-	1,774
Net loss	-	-	-	-	-	25,089	25,089

Balance, September 30, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,850,352	$(14,945,318)	$5,919,046

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-
Common stock issued for services	-	-	100,000	100	31,000	-	31,100
Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903
Net loss	-	-	-	-	-	(6,787)	(6,787)

Balance, March 31, 2019	2,000,000	2,000	11,901,548	11,902	20,788,743	(14,849,216)	5,953,429

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903
Net income	-	-	-	-	-	9,678	9,678

Balance, June 30, 2019	2,000,000	2,000	11,901,548	11,902	20,794,646	(14,839,538)	5,969,010

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,903	-	5,903
Net income	-	-	-	-	-	3,987	3,987

Balance, September 30, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,800,549	$(14,835,551)	$5,978,900

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(90,608)	$6,878
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	272,086	271,555
Stock-based compensation	24,200	31,100
Stock option expense	19,810	17,709
Change in operating assets and liabilities:
Accounts receivable	(1,205)	(9,037)
Deferred rent receivable	(176,004)	-
Prepaid expenses and other assets	(14,954)	(15,305)
Security deposits	-	(500)
Accounts payable	880	(111,809)
Accrued expenses	16,783	28,692
Accrued expenses - related parties	900	900
Deferred revenues	(750)	(750)
Security deposits payable	(2,668)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,470	219,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	-
Purchase of rental property improvements	(9,565)	-
Purchase of property and equipment	(923)	-

NET CASH USED IN INVESTING ACTIVITIES	(110,488)	-

NET (DECREASE) INCREASE IN CASH	(62,018)	219,433

CASH, beginning of period	639,781	354,867

CASH, end of period	$577,763	$574,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$90,000	$90,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$-	$2,000,000
Reclassification of security deposits - related party to security deposits	$-	$71,800
Reclassification of accrued expenses - related party to accrued expenses	$-	$33,000

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, the Company does not foresee any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our consolidated financial position and consolidated results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on form 10-K filed with the SEC on March 26, 2020.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2020 and 2019 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the nine months ended September 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenants amounted to $878,759 and $855,659, which represents 96.9% and 91.0% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents at September 30, 2020 and December 31, 2019. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. At September 30, 2020 and December 31, 2019, the Company had approximately $328,000 and $390,000, respectively, of cash in excess of FDIC limits of $250,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the nine months ended September 30, 2020 and 2019, the Company did not record any allowances for doubtful accounts.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the nine months ended September 30, 2020 and 2019, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives. The Company uses a five-year life for office equipment, seven years for furniture and fixtures, and five to ten years for vehicles. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

SEPTEMBER 30, 2020

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2020 and 2019.

	September 30,
	2020	2019
Convertible debt	404,000	404,000
Stock options	1,325,000	1,290,000
	1,729,000	1,694,000

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The adoption of ASU 2016-02 did not have a material impact on the operating leases where the Company is a lessor. The Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of September 30, 2020 of $176,004 (see Note 3).

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

SEPTEMBER 30, 2020

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

In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow will be in default under the Chino Valley Lease and Tempe Lease, as amended.

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

SEPTEMBER 30, 2020

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

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended.

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

CJK and Broken Arrow, together, operate under the company brand, “Hana Meds”, and are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 6).

As of September 30, 2020 and December 31, 2019, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of September 30, 2020 consists of the following:

Future annual base rent:
2020 (remainder of year)	$273,209
2021	1,082,005
2022	1,074,000
2023	1,074,000
2024	1,074,000
Thereafter	16,468,000
Total	$21,045,214

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended September 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $297,793 and $299,324, which represents 98.4% and 88.5% of the Company’s total revenues, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

For the nine months ended September 30, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $878,759 and $855,659, which represents 96.9% and 91.0% of the Company’s total revenues, respectively.

At September 30, 2020 and December 31, 2019, accounts receivable from advisory services provided to the Significant Tenant amounted to $9,393 and $8,188, respectively. Further, as of September 30, 2020 a deferred rent receivable of $176,004 is due from Significant Tenants due to the abatement of rent in the month of June and July 2020 under the amendments executed effective May 31, 2020 discussed above.

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

As of September 30, 2020 and December 31, 2019, the Company had an asset concentration related to the Significant Tenants. As of September 30, 2020 and December 31, 2019, the Significant Tenants represented approximately 84.3% and 87.1% of the Company’s total assets, respectively. Through September 30, 2020, all rental payments have been made on a timely basis. As of September 30, 2020, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 6). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

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

NOTE 4 – RENTAL PROPERTIES

At September 30, 2020 and December 31, 2019, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2020	December 31, 2019
Building and building improvements	5-39	$6,260,524	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,543,738	8,534,173
Less: accumulated depreciation		(1,427,002)	(1,159,366)
Rental properties, net		$7,116,736	$7,374,807

For the three months ended September 30, 2020 and 2019, depreciation and amortization of rental properties amounted to $89,298 and $88,820, respectively. For the nine months ended September 30, 2020 and 2019, depreciation and amortization of rental properties amounted to $267,636 and $266,460, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

At September 30, 2020, convertible note receivable and interest receivable amounted to $100,000 and $3,490, respectively.

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

SEPTEMBER 30, 2020

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

As of September 30, 2020 and December 31, 2019, the principal balance due under the Abrams Debenture is $2,000,000.

As of September 30, 2020 and December 31, 2019, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $30,000. For the nine months ended September 30, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $90,000.

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

If the Company defaults on payment, Mr. McLaren may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the McLaren Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the McLaren Debenture), Mr. McLaren may (i) declare the entire principal amount and all accrued and unpaid interest under the McLaren Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. McLaren at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the McLaren Debenture and proceed to enforce the

As of September 30, 2020 and December 31, 2019, the principal balance due under the McLaren Debenture is $20,000.

As of September 30, 2020 and December 31, 2019, accrued interest payable due under the McLaren Debenture was $3,900 and $3,000, respectively, which is included in accrued expenses – related party on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2020 and 2019, interest expense – related party amounted to $300. For the nine months ended September 30, 2020 and 2019, interest expense – related party amounted to $900.

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

SEPTEMBER 30, 2020

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

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards are outstanding and 40,000 options are exercisable under the 2016 Plan. As of September 30, 2020, 75,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of September 30, 2020 and December 31, 2019, 9,925,000 and 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of September 30, 2020 and December 31, 2019, options to purchase 1,250,000 shares of common stock are outstanding and 1,125,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

On January 6, 2020, the Company granted an employee an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 6, 2020 and the option expires on January 6, 2030. The option vests as to (i) 35,000 of such shares on January 6, 2020; and (ii) as to 10,000 of such shares on January 6, 2021 and each year thereafter through January 6, 2029. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 1.81%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $23,388 and will record stock-based compensation expense over the vesting period. In July 2020, this employee was terminated and 90,000 unvested options were cancelled.

For the nine months ended September 30, 2020 and 2019, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $19,810 and $17,709, respectively. As of September 30, 2020, there were 1,325,000 options outstanding and 1,200,000 options vested and exercisable. As of September 30, 2020, there was $34,582 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value at September 30, 2020 was nil and was calculated based on the difference between the quoted share price on September 30, 2020 of $0.34 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Stock option activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	1,290,000	$0.99	5.74	$-
Granted	125,000	1.00	-	-
Forfeited	(90,000)	1.00	-	-
Balance Outstanding September 30, 2020	1,325,000	$0.99	5.10	$-
Exercisable, September 30, 2020	1,200,000	$0.99	4.98	-

Balance Non-vested at December 31, 2019	125,000	$1.00		$-
Granted	125,000	1.00		-
Forfeited	(90,000)	1.00
Vested during the period	(35,000)	1.00	-	-
Balance Non-vested at September 30, 2020	125,000	$1.00	6.25	$-

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

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the Company and Seller have yet to complete the purchase.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Confidential Advisory Services Agreements

On May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK (the “CJK CASA” and together with the Broken Arrow CASA, the “CASAs”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. The CASAs may be terminated prior to the expiration of their respective term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon thirty calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with the CASAs. Pursuant to the terms of the CASAs, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the “Revenue Fee”). Effective January 1, 2019, the parties agreed to amend the May 1, 2018 leases to reduce the Revenue Fee payable pursuant to each of the CASAs from 10% of gross revenue to 0% of gross revenue.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

For the three and nine months ended September 30, 2020 and 2019, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

The Company currently maintains a portfolio of properties that we own, develop, and lease. In addition, we may provide on-going advisory services at each property that is leased to operating tenants. Each property undergoes a development life cycle. Areas of development that may require advisory services can range from initial property identification and zoning authorization to complete architectural design, utility installation, property management protocol, facilities management systems, and security system installation. During the nine months ended September 30, 2020, improvements made to rental properties amounted to $9,565. No improvements were made during the nine months ended September 30, 2019.

As of September 30, 2020, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Mixed-use warehouse /office	Greenhouse/ Nursery	Land	Retail (special-use)	Retail (special-use)
Current Use	Medical Marijuana Business Park	Medical Marijuana Cultivation Facility	Future Development	Medical Marijuana Dispensary	Medical Marijuana Dispensary
Date Acquired	March 2014	August 2015	January 2014	October 2014	May 2014
Lease Start Date	May 2018	May 2018	July 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	Vacant	April 2040	April 2040

Total No. of Tenants	1	1	0	1	1
						Total Properties
Land Area (Acres)	3.65	47.60	0.80	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346

Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158

Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of September 30, 2020	60,000	40,000	-	1,440	1,497	102,937
Annual Base Rent:*
2020 (remainder per year)	$147,600	$98,400	$-	$10,500	$12,000	$268,500
2021	590,400	393,600	-	42,000	48,000	1,074,000
2022	590,400	393,600	-	42,000	48,000	1,074,000
2023	590,400	393,600	-	42,000	48,000	1,074,000
2024	590,400	393,600	-	42,000	48,000	1,074,000
Thereafter	9,052,800	6,035,200	-	644,000	736,000	16,468,000
Total	$11,562,000	$7,708,000	$-	$822,500	$940,000	$21,032,500

*	Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
2020	$9.8	$9.8	-	$29.2	$32.1
2021	$9.8	$9.8	-	$29.2	$32.1
2022	$9.8	$9.8	-	$29.2	$32.1
2023	$9.8	$9.8	-	$29.2	$32.1
2024	$9.8	$9.8	-	$29.2	$32.1

Currently, 34 U.S. states plus the District of Columbia have passed laws permitting their citizens to use medical cannabis. Additionally, 16 states and the District have legalized cannabis for recreational use by adults. Marijuana remains classified as a Schedule I controlled substance by the U.S. Drug Enforcement Agency (the “DEA”), and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. On September 27, 2018, however, the DEA announced that drugs, including “finished dosage formulations” of cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) below 0.1%, will be considered Schedule 5 drugs as long as the medications have been approved by the U.S. Food and Drug Administration. THC and CBD are two natural compounds found in cannabis plants. THC is the main psychoactive compound in marijuana, while CBD is an antagonist to, and inhibits the physiological action to, THC. Also, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a THC concentration of less than 0.3%. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

Pursuant to the terms of the several lease amendments our Significant Tenants, among other things, base rent base rent was abated from June 1, 2020 to July 31, 2020 on all of our Significant Tenant leases which decreased our cash flow from operation during the nine months ended September 30, 2020 by $179,000. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022, Significant Tenants will invest a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley and Tempe prior to June 30, 2022. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in our portfolio are open to our Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, we do not foresee any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2020 and 2019, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2020 and 2019.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2020 and 2019

Revenues

For the three and nine months ended September 30, 2020 and 2019, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rent revenues	$284,897	$278,273	$833,607	$834,223
Advisory revenues	17,875	60,066	72,858	106,293
Total revenues	$302,772	$338,339	$906,465	$940,516

For the three months ended September 30, 2020, total revenues amounted to $302,772, including Significant Tenants revenues of $297,793, as compared to $338,339, including Significant Tenant revenues of $299,324, for the three months ended September 30, 2019, a decrease of $35,567, or 10.5%.

For the three months ended September 30, 2020, the decrease in revenues was attributable to a decrease in advisory revenues of $42,191, or 70.2%, offset by an increase in rent revenues of $6,624, or 2.4%. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

For the nine months ended September 30, 2020, total revenues amounted to $906,465, including Significant Tenants revenues of $878,759, as compared to $940,516, including Significant Tenant revenues of $834,223, for the nine months ended September 30, 2019, a decrease of $34,051, or 3.6%.

For the nine months ended September 30, 2020, the decrease in revenues was attributable to a decrease in advisory revenues of $33,435, or 31.5%, and a decrease in rent revenues of $616, or 0.07%. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended September 30, 2020, operating expenses amounted to $249,021 as compared to $304,052 for the three months ended September 30, 2019, a decrease of $55,031, or 18.1%.

For the nine months ended September 30, 2020, operating expenses amounted to $909,663 as compared to $950,942 for the nine months ended September 30, 2019, a decrease of $41,279, or 4.3%. For the three and nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and benefits	$59,418	$79,455	$277,683	$288,422
Professional fees	35,700	50,655	149,610	185,564
General and administrative expenses	42,279	60,723	147,393	137,241
Depreciation and amortization	90,661	90,500	272,086	271,556
Real estate taxes	20,963	22,719	62,891	68,159
Total	$249,021	$304,052	$909,663	$950,942

●	For the three months ended September 30, 2020, compensation and benefit expense decreased by $20,037, or 25.2%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, compensation and benefit expense decreased by $10,739, or 3.7%, as compared to the nine months ended September 30, 2019, and was primarily attributable to a decrease in stock-based compensation related to the accretion of stock option expense and the value of shares issued for services, and a decrease in salary paid due to the reduction of one employee.

●	For the three months ended September 30, 2020, professional fees decreased by $14,955, or 29.2%, as compared to the three months ended September 30, 2019. This decrease in professional fees was primarily attributable to a decrease in public relations fees of $1,525, a decrease in legal fees of $4,069, and a decrease in other professional fees of $9,361. For the nine months ended September 30, 2020, professional fees decreased by $35,954, or 19.4%, as compared to the nine months ended September 30, 2019. This decrease in professional fees was primarily attributable to a decrease in public relations fees of $13,908, a decrease in legal fees of $8,418, and a decrease in other professional fees of $13,628 related to the decrease in advisory fees.

●	For the three months ended September 30, 2020, general and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended September 30, 2020, general and administrative expenses decreased by $18,444, or 30.4%, as compared to the three months ended September 30, 2019. This decrease was primarily attributable in a decrease in advertising and promotion expense of $4,095, a decrease in a decrease in filing fees of $4,204, a decrease in dues and subscriptions of $4,210, a decrease in travel expenses of $2,736, and a reduction in other general and administrative expenses of $3,199. For the nine months ended September 30, 2020, general and administrative expenses increased by $10,152, or 7.4%, as compared to the nine months ended September 30, 2019. This increase was primarily attributable in an increase in advertising and promotion expense of $7,461 related to attending conferences, an increase in technology fees of $6,808. and an increase in insurance expense of $5,364. Additionally, in the 2019 period, we received a tax refund of $8,704 which we did not receive in the 2020 period. These increases were offset by a decrease in filing fees of $7,326 and other general and administrative expenses of $10,859.

●	For the three and nine months ended September 30, 2020, depreciation and amortization expense increased by $161, or 0.2%, and $530, or 0.2%, as compared to the three and nine months ended September 30, 2019, respectively.

●	For the three and nine months ended September 30, 2020, real estate taxes decreased by $1,756, or 7.7%, and $5,268, or 7.7% as compared to the three and nine months ended September 30, 2019, respectively.

Income (Loss) from operations

As a result of the factors described above, for the three months ended September 30, 2020, income from operations amounted to $53,751 as compared to income from operations of $34,287 for the three months ended September 30, 2019, an increase of $19,464, or 56.8%. For the nine months ended September 30, 2020, loss from operations amounted to $3,198 as compared to a loss from operations of $10,426 for the nine months ended September 30, 2019, a decrease of $7,228, or 69.3%.

Other (expenses) income

Other (expenses) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expenses). For the three months ended September 30, 2020, total other expenses, net amounted to $(28,662) as compared to $(30,300), respectively, a decrease of $1,638, or 5.4%. For the nine months ended September 30, 2020, total other expenses, net amounted to $(87,410) as compared to total other income, net of $17,304, respectively, a change of $(104,714), or 605.1%. During the nine months ended September 30, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company as compared to nil during the nine months ended September 30, 2020.

Net income (loss)

As a result of the foregoing, for the three months ended September 30, 2020 and 2019, net income amounted to $25,089, or $0.00 per common share (basic and diluted), and $3,987, or $0.00 per common share (basic and diluted), respectively.

As a result of the foregoing, for the nine months ended September 30, 2020 and 2019, net (loss) income amounted to $(90,608), or $(0.01) per common share (basic and diluted), and $6,878, or $0.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $577,763 and $639,781 of cash as of September 30, 2020 and December 31, 2019, respectively.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of September 30, 2020 and December 31, 2019, we had an asset concentration related to our Significant Tenant leases. As of September 30, 2020 and December 31, 2019, these Significant Tenants represented approximately 84.3% and 87.1% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$48,470	$219,433
Net cash used in investing activities	(110,488)	-
Net (decrease) increase in cash	$(62,018)	$219,433

Net Cash Provided by Operating Activities:

Net cash flow provided by operating activities was $48,470 for the nine months ended September 30, 2020, as compared net cash flow provided by operating activities of $219,433 for the nine months ended September 30, 2019, representing a decrease of $170,963.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2020 primarily reflected net loss of $90,608 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $272,086, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $19,810, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent receivable of $176,004 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2019 primarily reflected net income of $6,878 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $271,555, stock-based compensation expense of $31,100, and accretion of stock-based stock option expense of $17,709, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts payable of $111,809 which was primarily attributable to the payment of outstanding amounts due for property improvements made in 2018.

Net Cash Used in Investing Activities:

For the nine months ended September 30, 2020, net cash flow used in investing activities amounted to $110,488. This use of cash was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and cash used in the improvement of rental properties of $9,565. We did not have any investing activities for the nine months ended September 30, 2019.

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

The following tables summarize our contractual obligations as of September 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$-	$20	$-	$2,000
Interest on convertible notes	1,156	155	241	240	520
Total	$3,176	$155	$261	$240	$2,520

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoned Properties, Inc.
(Registrant)

Date: November 12, 2020	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)