Form 10-K
period 2020-12-31
Zoned Properties, Inc.
filed 2021-03-31
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.131 per share of common stock as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,165,557.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,141,548 shares of common stock are issued and outstanding as of March 30, 2021.

Documents Incorporated by Reference

None

ZONED PROPERTIES, INC.

i

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries, Gilbert Property Management, LLC, Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, Zoned Oregon Properties, LLC, Zoned Colorado Properties, LLC, Zoned Illinois Properties, LLC, Zoned Arizona Properties, LLC, Zoned Advisory Services, LLC and Zoned Properties Brokerage, LLC, as the context may require.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a strategic real estate development firm whose primary mission is to provide specialized real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate investments and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Zoned Brokerage”) was organized in the State of Arizona on March 17, 2021.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and will remain open pursuant to state and local government requirements. The Company did not experience in 2020, and does not foresee in 2021, any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Our Business

Zoned Properties is a strategic real estate development firm whose primary mission is to provide specialized real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate investments and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the CSA.

We are in the process of developing and expanding multiple business divisions; including an advisory services division, a licensed commercial real estate brokerage division, a real estate division focused on franchise services, a real estate division focused on real estate data, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities in order to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing commercial properties that intend to operate within highly regulated industries, including the regulated cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate. These regulations often include complex permitting processes and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and/or building space at all five of the properties in our portfolio. Four of the properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

There are significant challenges that take place when zoning, permitting, and developing facilities that intend to operate within a regulated industry, including the regulated cannabis industry. Each state and local jurisdiction may adopt specific zoning and permitting regulations that may be unique compared to alternative jurisdictions. The Company has gained valuable knowledge and developed best practices in this area by successfully completing four major projects in the state of Arizona, a highly regulated market for the regulated cannabis industry. The Company intends to replicate this business model in other states as markets mature and rules and regulations are established.

The process for obtaining zoning authorizations and permitting for a regulated cannabis facility can take several months to complete. The process primarily involves working directly with the local government representatives. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning codes and regulations. The Company has been involved with local representatives for each of the properties currently held in our portfolio and on behalf of third-part client properties. For example, the Company worked directly with local representatives in Tempe, Arizona to update the local zoning code that regulates licensed cannabis facilities. The successfully adoption of these code amendments directly impact the continued development of any licensed cannabis facilities that operate within municipal limits.

In the event a property is not currently zoned or does not currently allow permitted use as a regulated cannabis facility, we may work with local authorities to seek changes to existing zoning or permitted use. Our efforts may not be successful. For example, our property located in Gilbert, Arizona has not been successfully zoned and permitted for a prospective regulated cannabis facility nor has it been leased to a licensed cannabis operator. We may lease this property to a non-cannabis tenant in the interim or divest our ownership of the property entirely.

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

We are the sole member of nine limited liability companies: Zoned Advisory Services, LLC (“Zoned Advisory Services”), Zoned Arizona Properties, LLC (“Zoned Arizona”), Gilbert Property Management LLC (“Gilbert Management”), Green Valley Group LLC (“Green Valley Group”), Kingman Property Group LLC (“Kingman Property”), Chino Valley Properties LLC (“Chino Valley Properties”), Zoned Colorado Properties LLC (“Zoned Colorado”), Zoned Illinois Properties LLC (“Zoned Illinois”), and Zoned Oregon Properties LLC (“Zoned Oregon”). Five of these entities own our properties: Zoned Arizona, Gilbert Management, Green Valley Group, Kingman Property, and Chino Valley Properties have all acquired land and/or real property.

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

Recent Corporate History and Transactions

On April 22, 2016, Zoned Colorado Properties, LLC (“Zoned Colorado”), a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. Of the total purchase price, $274,857, or 55%, was to be paid in cash at closing and $225,000, or 45%, was to be financed by Seller at an interest rate of 6.5%, amortized over a five-year period, with a balloon payment at the end of the fifth year. Pursuant to the terms of the Parachute Agreement, the parties cooperated in good faith to complete due diligence during a period of 45 days following execution of the Parachute Agreement. The closing was subject to certain contingencies, including that Zoned Colorado must obtain acceptable financing for the purchase and development of the Property, the grant of a special use permit by the Town of Parachute, approval of a protected development deal or equivalent agreement by the Town of Parachute, execution of a lease agreement by a prospective tenant and the prospective tenant’s obtaining a license to cultivate on the Property. Pursuant to the terms of the Parachute Agreement, Zoned Colorado had a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement. In January 2021, the Parachute Agreement was mutually terminated and the refundable deposit of $45,000 was returned to the Company.

On May 1, 2018, Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties executed lease agreements with our Significant Tenant at each of the respective properties. These locations generate rental revenue. The lease agreements have a 22-year term, expiring on April 30, 2040. Additionally, we own land located in Gilbert, Arizona that is leased as vacant land.

The leases dated May 1, 2018, with Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties each include a Guarantee of Payment and Performance by Mr. Abrams and the tenant organizations.

Also on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) (the “Broken Arrow CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the Broken Arrow CASA. Additionally, on May 1, 2018, the Company entered into that certain Confidential Advisory Services Agreement by and between the Company and CJK, Inc. (“CJK”) (the “CJK CASA”), with a term expiring on April 30, 2040, unless earlier terminated as provided in the CJK CASA. Each of the Broken Arrow CASA and the CJK CASA may be terminated prior to the expiration of the respective term upon the occurrence of any of the following: (a) by the Company for any reason at any time upon 30 calendar days’ written notice to the other party; (b) by either party immediately upon the mutual agreement of the parties, evidenced by a writing signed by the parties; or (c) immediately by either party in the event of an actual finding, by a court of competent jurisdiction, of fraud, gross negligence or willful misconduct of the other party in connection with these agreements. Pursuant to the terms of the Broken Arrow CASA and CJK CASA, Broken Arrow and CJK engaged the Company to perform certain advisory services in exchange for a fee equal to 10% of Broken Arrow’s and CJK’s gross revenues (the “Revenue Fee”), commencing January 2019. The Revenue Fee was to be paid on a monthly basis, no later than 30 calendar days following the end of the immediately preceding calendar month, and the amount of such monthly payment of the Revenue Fee is equal to the product of (a) 10%, multiplied by (b) the gross revenues of Broken Arrow or CJK, as the case may be, for such immediately preceding calendar month. Notwithstanding the foregoing, upon the filing of the federal or state tax returns of Broken Arrow or CJK, as the case may be, (i) the advisory client shall calculate the Revenue Fee based on the amount of the advisory client’s gross revenue reported on such federal or state tax returns, and (ii), if the amount of such calculation is greater than the sum of all monthly Revenue Fees payable to the Company under the Broken Arrow CASA or the CJK CASA, as the case may be, the applicable advisory client is required to pay to the Company the amount of such difference, which amount is in addition to all monthly Revenue Fees due to the Company under the Broken Arrow CASA or the CJK CASA.

Through December 31, 2018, each of Messrs. Abrams and Carra was a significant stockholder of the Company.

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”). Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to SEC rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

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

Chino Valley

On May 29, 2020, Chino Valley and Broken Arrow entered into a second amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of regulated cannabis upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow will be in default under the Chino Valley Lease and Tempe Lease, as amended.

Green Valley

On May 29, 2020, Green Valley and Broken Arrow entered into the First Amendment (the “Green Valley Amendment”) to the Green Valley Lease, effective May 31, 2020. Pursuant to the terms of the Green Valley Amendment, among other things, the parties agreed to abate the fixed base rent of $3,500 from June 1, 2020 to July 31, 2020. In addition, the Green Valley Amendment provides that any increase in the rentable area of the leases premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. The parties also agreed that if there is any change in laws such that the dispensing, sale or cultivation of cannabis upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Green Valley and Broken Arrow, Broken Arrow may terminate the Green Valley Lease by delivering written notice to Green Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

Tempe

On May 29, 2020, Zoned Arizona and CJK entered into the First Amendment (the “Tempe Amendment”) to the Tempe Lease, effective May 31, 2020. Pursuant to the terms of the Tempe Amendment, among other things, the base rent was increased to $49,200 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the Tempe Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of cannabis upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Zoned Arizona and CJK, CJK may terminate the Tempe Lease by delivering written notice to Zoned Arizona, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended.

Kingman

On May 29, 2020, Kingman and CJK entered into the First Amendment (the “Kingman Amendment”) to the Kingman Lease, effective May 31, 2020. Pursuant to the terms of the Kingman Amendment, among other things, the parties agreed to abate the $4,000 base rent from June 1, 2020 to July 31, 2020. In addition, the Kingman Amendment provides that any increase in the rentable area of the leases premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. The parties also agreed that if there is any change in laws such that the dispensing, sale or cultivation of cannabis upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Kingman and CJK, CJK may terminate the Kingman Lease by delivering written notice to Kingman, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

CJK and Broken Arrow, together, operate under the company brand, “Hana Meds”, and are referred to as the Company’s Significant Tenants.

During the years ended December 31, 2020 and 2019, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2020 and 2019, rental and advisory revenue associated with the Significant Tenants amounted to $1,176,666 and $1,146,654, which represents 96.8% and 91.0% of the Company’s total revenues, respectively. As of December 31, 2020 and 2019, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2020 and 2019, the Significant Tenants represented approximately 83.2% and 87.1% of the Company’s total assets, respectively.

KCB Jade Holdings, LLC Investment

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to the Company a convertible debenture (the “Original Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Original Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”).

Interest on the outstanding principal sum of the Original Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date.

KCB may prepay the Original Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Original Debenture prior to the Maturity Date or prior to any conversion as provided in the Original Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

On or after six months from the Issuance Date, the Company may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Original Debenture, the Company may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Original Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the Original Debenture.

If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) the Company does not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Original Debenture on the Maturity Date, the Company will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

For purposes of the Original Debenture, an “Event of Default” will be deemed to have occurred upon the occurrence of any of the following:

(a)	KCB fails to make any payment of the principal, interest, costs, indemnities, or expenses pursuant to the Original Debenture when and as the same shall become due and payable;

(b)	There occurs any default, whether in whole or in part, in the due observance or performance of any obligations or other covenants, terms or provisions to be performed by KCB under the Original Debenture or any of the representations and warranties of KCB ceases to be true and correct in all respects;

(c)	KCB makes a general assignment for the benefit of its creditors;

(d)	KCB applies for or consents to the appointment of a receiver, trustee, assignee, custodian, sequestrator, conservator, liquidator or similar official for itself or any of its assets and properties;

(e)	KCB voluntarily commences any proceeding or file any petition seeking liquidation, reorganization or other relief as a debtor under the United States Bankruptcy Code or any other liquidation, conservatorship, bankruptcy, general assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief laws of the United States or other applicable jurisdictions from time to time in effect and affecting the rights of creditors generally (collectively, the “Debtor Relief Laws”);

(f)	An involuntary proceeding is commenced or an involuntary petition is filed against KCB seeking (1) liquidation, reorganization or other relief in respect of KCB or its debts, or of a substantial part of its assets, under any Debtor Relief Law, or (2) the appointment of a receiver, trustee, assignee, custodian, sequestrator, conservator, liquidator or similar official for itself or any of its assets and properties;

(g)	KCB consents to the institution of or fails to contest in a timely and appropriate manner, any proceeding or petition described in clause (f) above.

Upon the occurrence of an Event of Default, the entire principal balance and accrued and unpaid interest outstanding under the Original Debenture, and all other obligations of KCB under the Original Debenture, will be immediately due and payable and the Company may exercise any and all rights, power and remedies available to it at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Original Debenture and proceed to enforce the payment thereof or any other legal or equitable right of the Company.

Any amount of principal or interest not paid when due will bear interest at the rate of 12% per annum from the due date thereof until paid.

The Original Debenture contains customary representations, warranties and covenants of KCB.

On February 19, 2021, after the end of the 2020 fiscal year, the Company made an additional investment of $100,000 into KCB (the “Additional Investment”). In exchange, the KCB issued to the Company an amended and restated convertible debenture (the “A&R Debenture”) on the same date (the “Amendment Date”).

The A&R Debenture amends and restates in its entirety the Original Debenture. Pursuant to the A&R Debenture, the Company and KCB agreed to certain new terms that did not exist in the Original Debenture, which are described below.

Interest Accrual Commencement. Pursuant to the A&R Debenture, interest on the Initial Investment begins accruing as of March 19, 2020, while interest on the Additional Investment begins accruing on February 19, 2021.

Franchise Fees. In the A&R Debenture, the parties acknowledge that each time that KCB sells one of its franchise locations, KCB earns a fee (an “Initial Fee”), and that KCB also earns a fee when one of its franchise locations renews its franchise with KCB (a “Renewal Fee”). Pursuant to the A&R Debenture, the Company and KCB agreed that, as additional consideration for the Additional Investment, KCB will pay to the Company, in perpetuity, 5% of any Initial Fee received by KCB after the Amendment Date, as well as 5% of any Renewal Fee received by KCB related to any franchise locations sold after the Amendment Date, in each case to be paid within five (5) days of receipt of KCB thereof.

In addition, following the Amendment Date, KCB agreed not to decrease the amount it charges its franchise locations for an Initial Fee or any Renewal Fee as in effect on the Amendment Date without the prior written consent of the Company, or to take any other actions that would reduce the value of KCB’s obligation to the Company with respect to these franchise fee payments.

KCB’s obligation to pay the Company the franchise fees listed above will survive any termination, repayment or conversion of the A&R Debenture. Failure by KCB to pay the Company the franchise fees in the manner described above will result in an event of default, and, among other things, any due and unpaid franchise fees will accrue interest at 12% per year from the date the obligation was due.

Apart from the terms described above, the terms of the A&R Debenture are substantially identical to the terms of the Original Debenture.

Gilbert Commercial Lease

On March 3, 2021, subsequent to the 2020 fiscal year end, Gilbert Property Management, LLC (“Gilbert”), a wholly owned subsidiary of Zoned Properties, Inc. (the “Company”), entered into that certain Commercial Lease Agreement (the “Lease”), dated as of February 26, 2021, between Gilbert and AZ2CAL Enterprises, LLC (the “Tenant”).

Pursuant to the terms of the Lease, Gilbert agreed to rent the property located at 988 S. 182nd Place, Gilbert, AZ (the “Property”) to the Tenant for a term of 24 months, from April 1, 2021 to March 31, 2023, for monthly rent of $2,750; provided, however, that no rent is due for the month of April 2021.

In addition, pursuant to the terms of the Lease, the Tenant has an option to purchase the Property (the “Option”) that can be exercised any time after the fourth month of the lease term, but no later than the end of the 12th month of the lease term. The purchase price of the Property would be $335,000. If the Tenant exercises its Option, $750 of each lease payment made prior to close of escrow, along with the security deposit will be credited toward the purchase price of the Property. If the Tenant exercises its Option, close of escrow will occur no later than 30 days after opening of escrow. The parties agreed to make every reasonable attempt to fully execute a purchase contract within seven business days of the Tenant’s notice of its desire to exercise the Option.

Clients

We target clients who require assistance with the identification and development of regulated cannabis properties. Our ideal prospective clients will have a commitment to sophisticated, safe, and sustainable project development. The most significant barrier to success for many industry operators and prospective clients includes distractions from primary business operations. These distractions often include services related to the identification, zoning, permitting, and development of real estate.

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

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing regulated cannabis operations may be limited as more competitors enter the market. Several competitors have recently entered the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, regulated cannabis operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for cannabis grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis business, but have identified value in a piece of real estate that we may be interested in acquiring.

Government Regulation

Real Estate & General Business Regulations

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

Federal and State Regulation of Cannabis

The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes.

The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the U.S. Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug CBD, a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

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

The inconsistencies between federal and state regulation of cannabis were addressed in a memorandum (the “Cole Memo”) which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in 2013 outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a new memorandum which rescinded the Cole Memo (the “Sessions Memo”). The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021 has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by former President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, former President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

The Cole Memo and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memo has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. Vice President Kamala Harris is the lead sponsor of the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

Although the U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, and federal law criminalizing the use of marijuana preempts state laws that legalize its use, cannabis is largely regulated at the state level.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2020, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 15 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

In addition, in November 2010, Arizona voters passed the Arizona Medical Marijuana Act (“AMMA”). The AMMA designates the Arizona Department of Health Services (“ADHS”) as the licensing authority for the program. ADHS is tasked with issuing Registry Identification Cards (“RIC”) to qualifying patients, designated caregivers, and dispensary agents, as well as selecting, registering, and providing oversight for nonprofit medical marijuana dispensaries. With permission from ADHS, qualifying patients or their caregivers may cultivate marijuana if the patient lives more than 25 miles from a dispensary.

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

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business.

Financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury (“FinCEN”), clarifies how financial institutions can provide services to marijuana-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity.

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

Employees

As of December 31, 2020, we had one full-time employee, our chief executive officer, and multiple part-time employees who operate as independent contractors of the Company. We have established an extensive network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

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

We may need to raise additional funds through public or private debt or equity financings, as well as obtain credit from vendors to be able to fully execute our business plan. If we cannot raise additional capital, we may be otherwise unable to achieve our goals or continue our property development. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve any liquidity issues or eliminate our operating losses. In addition, any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we may be unable to execute our business plan and you could lose your investment.

Because we may be unable to identify and or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

Our business plan involves the identification and the successful acquisition of properties, which are zoned for medical cannabis businesses, including cultivation and retail. The properties we acquire will be leased to regulated cannabis operators. Local governments must approve and adopt zoning ordinances for medical cannabis facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for medical cannabis establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

In addition, some jurisdictions, such as Arizona, impose limits on the number of medical cannabis dispensaries that will be permitted to operate within designated geographic areas. Such limitations inherently place constraints on the number of properties we acquire for lease to operators in the cannabis industry.

If we fail to diversify our property portfolio or advisory and real estate services offered, downturns relating to certain industries or business sectors or the financial stability of our significant tenants may have a significant adverse impact on our assets and our ability to pay our operating expenses or pay dividends than if we had a diversified property portfolio and service offerings.

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered related parties through December 31, 2018 and are considered Significant Tenets thereafter. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2020 and 2019, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties. As of December 31, 2020 and 2019, these Significant tenants represented approximately 83.2% and 87.1% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

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

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical cannabis will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should cannabis displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

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

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector experienced significant volatility in 2019 and 2020 and such volatility is expected to continue in 2021. Obtaining favorable financing in the current environment remains challenging.

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

While our tenants currently carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our tenants, possibly resulting in delays in tenant payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. In January 2019, we purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2021. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

Risks Related to Government Regulation

Marijuana remains illegal under federal law, and therefore, strict enforcement of federal laws regarding marijuana would likely result in our inability and the inability of our tenants to execute our respective business plans.

Marijuana is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize marijuana, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding marijuana.

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

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Attorney General Merrick Garland has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes, however, it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. At this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

Federal prosecutors have significant discretion, however, and no assurance can be given that the federal prosecutor in each judicial district where we own a property will not choose to strictly enforce the federal laws governing marijuana production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we own or may purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in marijuana facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a marijuana dispensary or marijuana cultivation and processing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties as cannabis dispensaries or for cannabis cultivation and processing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant’s business and the value of our property, our business and financial results and the trading price of our securities.

We and our tenants may have difficulty accessing the services of banks, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis and cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarifies how financial institutions can provide services to marijuana-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon marijuana-related activity. It is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to marijuana activities. The increased uncertainty surrounding financial transactions related to marijuana activities may also result in financial institutions discontinuing services to the marijuana industry.

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

Should the federal government legalize marijuana for medical use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

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

Each of our preferred stockholders beneficially owns 1,000,000 shares of our preferred stock. Each share of preferred stock entitles the holder to 50 votes per share. In contrast, each share of our common stock has one vote per share. Each of our two preferred stockholders holds approximately 46.1% and 45.7% of the voting power of our outstanding capital stock, respectively. Because of the 50-to-1 voting ratio between our preferred stock and our common stock, our preferred stockholders together control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval. The preferred stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal controls and procedures as of December 31, 2020 were not effective. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 14269 N. 87th Street, #205, Scottsdale, AZ 85260.

Effective April 1, 2019, we extended our one-year operating lease for our office space in Scottsdale, Arizona to end on March 31, 2020. The annual base rent increased from $7,800 to $9,107. On July 16, 2019, we added additional office space and our monthly base rent increased to $1,325 per month. On March 6, 2020, we extended our lease for twelve months to end on March 31, 2021 at an annual base rent of $16,695. On March 17, 2021, we extended our lease for twelve months to end on March 31, 2022 at an annual base rent of $17,583.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) vacant land in Gilbert, Arizona, (iv) land and real property in Tempe Arizona, and (v) land and real property of approximately 47 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to tenants that operate licensed medical cannabis facilities. We lease our vacant land in Gilbert, Arizona to a third party. Each of these leased properties is generating revenue to date.

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

Quarter Ended	High	Low
December 31, 2020	$0.53	$0.22
September 30, 2020	$0.48	$0.12
June 30, 2020	$0.19	$0.11
March 31, 2020	$0.27	$0.13

December 31, 2019	$0.33	$0.21
September 30, 2019	$0.46	$0.20
June 30, 2019	$0.42	$0.21
March 31, 2019	$0.53	$0.27

On March 30, 2021 the closing price of our common stock on the OTCQB was $0.13 per share.

Holders of Common Stock

As of March 30, 2021, there were approximately 103 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards have been granted under the 2016 Plan. At December 31, 2020, 9,925,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2020, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 30, 2021, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 12,141,548 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

ITEM 6. RESERVED

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

Overview

Zoned Properties is a strategic real estate development firm whose primary mission is to provide specialized real estate and sustainability services for clients in the regulated cannabis industry, positioning the company for real estate investments and revenue growth. We intend to pioneer sustainable development for emerging industries, including the regulated cannabis industry. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We focus on investing capital to acquire and develop commercial properties to be leased on a triple-net basis, and engaging clients that face zoning, permitting, development, and operational challenges. We provide development strategies and advisory services that could potentially have a major impact on cash flow and property value. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the CSA.

We are in the process of developing and expanding multiple business divisions; including an advisory services division, a licensed commercial real estate brokerage division, a real estate division focused on franchise services, a real estate division focused on real estate data, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities in order to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing commercial properties that intend to operate within highly regulated industries, including the regulated cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate. These regulations often include complex permitting processes and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

For the year ended December 31, 2020 and 2019, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and/or building space at all five of the properties in our portfolio. Four of the properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

During the year ended December 31, 2020, we made improvements to rental properties of $9,565. No improvements were made during the year ended December 31, 2019.

As of December 31, 2020, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Vacant Land	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Vacant Land	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	January 2014	October 2014	May 2014
Lease Start Date	May 2018	May 2018	April 2021	May 2018	May 2018
Lease End Date	April 2040	April 2040	March 2023	April 2040	April 2040
Total No. of Tenants	1	1	1	1	1
						Total Properties
Land Area (Acres)	3.65	47.60	0.80	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346

Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158

Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of December 31, 2020	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent:*
2021	$590,400	$393,600	$22,000	$42,000	$48,000	$1,096,000
2022	590,400	393,600	33,000	42,000	48,000	1,107,000
2023	590,400	393,600	8,250	42,000	48,000	1,082,250
2024	590,400	393,600	-	42,000	48,000	1,074,000
2025	590,400	393,600	-	42,000	48,000	1,074,000
Thereafter	8,462,400	5,641,600	-	602,000	688,000	15,394,000
Total	$11,414,400	$7,609,600	$63,250	$812,000	$928,000	$20,827,250

*	Annual base rent represents amount of cash payments due from tenants.

Annualized $ per Rented Building Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ **	Green Valley, AZ	Kingman, AZ
2021	$9.8	$9.8		$29.2	$32.1
2022	$9.8	$9.8		$29.2	$32.1
2023	$9.8	$9.8		$29.2	$32.1
2024	$9.8	$9.8	-	$29.2	$32.1
2025	$9.8	$9.8	-	$29.2	$32.1

** - rented vacant land only.

The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes.

The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The DOJ defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the FDA has approved Epidiolex, which contains a purified form of the drug CBD, a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Farm Bill, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a THC concentration of less than 0.3%.

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

The inconsistencies between federal and state regulation of cannabis were addressed in the Cole Memo, which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in 2013 outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo. The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021 has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted the Rohrabacher-Blumenauer Amendment to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by former President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, former President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

The Cole Memo and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memo has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. Vice President Kamala Harris is the lead sponsor of the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

Although the U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, and federal law criminalizing the use of marijuana preempts state laws that legalize its use, cannabis is largely regulated at the state level.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2020, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 15 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

The Company will focus heavily on the growth of a diversified revenue stream in 2021. We intend to accomplish this by prospecting new advisory services across the country for private, public, and municipal clients. We believe that strategic real estate and sustainability services are likely to emerge as the growth engine for Zoned Properties. We are moving to take advantage of new opportunities.

Pursuant to the terms of the several lease amendments our Significant Tenants, among other things, base rent base rent was abated from June 1, 2020 to July 31, 2020 on all of our Significant Tenant leases which decreased our cash flow from operation during the year ended December 31, 2020 by $179,000. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022, our Significant Tenants will invest a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley and Tempe prior to June 30, 2022. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in our portfolio are open to our Significant Tenants and their customers and will remain open pursuant to state and local government requirements. We did not experience in 2020, and we do not foresee in 2021, any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Results of Operations

The following comparative analysis of results of operations was based primarily on comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2020 and 2019, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2020 and 2019.

Comparison of Results of Operations for the Years ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and 2019, revenues consisted of the following:

	Years Ended December 31,
	2020	2019
Rent revenues	$1,125,346	$1,115,861
Advisory revenues	90,096	144,560
Total revenues	$1,215,442	$1,260,421

For the year ended December 31, 2020, total revenues amounted to $1,215,442, including Significant Tenants revenues of $1,176,666, as compared to $1,260,421, including Significant Tenant revenues of $1,115,861, for the year ended December 31, 2019, a decrease of $44,979, or 3.6%.

For the year ended December 31, 2020, the decrease in revenues was attributable to a decrease in advisory revenues of $54,464, or 37.7%, and an increase in rent revenues of $9,485, or 0.9%. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the year ended December 31, 2020, operating expenses amounted to $1,177,709 as compared to $1,259,706 for the year ended December 31, 2019, a decrease of $81,997, or 6.5%. For the years ended December 31, 2020 and 2019, operating expenses consisted of the following:

	Years Ended December 31,
	2020	2019
Compensation and benefits	$342,692	$383,648
Professional fees	195,684	233,940
General and administrative expenses	190,806	196,299
Depreciation and amortization	362,833	361,940
Real estate taxes	85,694	83,879
Total	$1,177,709	$1,259,706

●	For the year ended December 31, 2020, compensation and benefit expense decreased by $40,956, or 10.7%, as compared to the year ended December 31, 2019 and was primarily attributable to a decrease in stock-based compensation related to the accretion of stock option expense and the value of shares issued for services, and a decrease in salary paid due to the reduction of one employee.

●

For the year ended December 31, 2020, professional fees decreased by $38,256, or 16.3%, as compared to the year ended December 31, 2019. This decrease in professional fees was primarily attributable to a decrease in public relations fees of $13,908, a decrease in legal fees of $7,853, a decrease in accounting fees of $5,515, and a decrease in other professional fees of $10,980 related to the decrease in advisory fees.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2020, general and administrative expenses decreased by $5,493, or 2.8%, as compared to the year ended December 31, 2019. This decrease was primarily attributable to a decrease in travel expense of $4,736, a decrease in due and subscription fees of $7,030, a decrease in filing fees of $8,262 and a decrease in other general and administrative expenses of $10,888, offset by an increase in advertising and promotion expense of $3,084 related to attending conferences, an increase in technology fees of $7,076, an increase in rent expense of $4,520. and an increase in insurance expense of $2,039. Additionally, in the 2019 period, we received a tax refund of $8,704 which we did not receive in the 2020 period.

●	For the year ended December 31, 2020, depreciation and amortization expense increased by $893, or 0.3%, as compared to the year ended December 31, 2019.

●	For the year ended December 31, 2020, real estate taxes increased by $1,815, or 2.2%, as compared to the year ended December 31, 2019.

Income from operations

As a result of the factors described above, for the year ended December 31, 2020, income from operations amounted to $37,733 as compared to income from operations amounted to $715 for the year ended December 31, 2019, an increase of $37,018, or 5,177.3%.

Other (expenses) income

Other (expenses) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expenses). For the year ended December 31, 2020, total other expenses, net amounted to $116,071 as compared to total other expenses, net of $12,996, respectively, representing an increase of $103,075, or 793.1%. During the year ended December 31, 2019, we recognized other income of $108,204 related to a cash rebate received from the utility company as compared to nil during the year ended December 31, 2020.

Net loss

As a result of the foregoing, for the years ended December 31, 2020 and 2019, net loss amounted to $78,338, or $(0.01) per common share (basic and diluted), and $12,281, or $(0.00) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $699,335 and $639,781 of cash as of December 31, 2020 and 2019, respectively.

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

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report on Form 10-K. Other than revenue received from the lease of our rental properties and from advisory fees, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

On March 19, 2020, we made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to us a convertible debenture (the “Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Debenture prior to the Maturity Date or prior to any conversion as provided in the Debenture in whole or in part, we will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance. On or after six months from the Issuance Date, we may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Debenture, we may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the Debenture. If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) we do not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Debenture on the Maturity Date, we will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

On February 19, 2021, we made an additional investment of $100,000 into KCB (the “Additional Investment”). In exchange, the KCB issued to the Company an amended and restated convertible debenture (the “A&R Debenture”) on the Amendment Date. The A&R Debenture amends and restates in its entirety the Original Debenture. Pursuant to the A&R Debenture, the Company and KCB agreed to certain new terms that did not exist in the Original Debenture, which are described below.

●	Interest Accrual Commencement: Pursuant to the A&R Debenture, interest on the Initial Investment begins accruing as of March 19, 2020, while interest on the Additional Investment begins accruing on February 19, 2021.

●	Franchise Fees. In the A&R Debenture, the parties acknowledge that each time that KCB sells one of its franchise locations, KCB earns a fee (an “Initial Fee”), and that KCB also earns a fee when one of its franchise locations renews its franchise with KCB (a “Renewal Fee”). Pursuant to the A&R Debenture, the Company and KCB agreed that, as additional consideration for the Additional Investment, KCB will pay to the Company, in perpetuity, 5% of any Initial Fee received by KCB after the Amendment Date, as well as 5% of any Renewal Fee received by KCB related to any franchise locations sold after the Amendment Date, in each case to be paid within five (5) days of receipt of KCB thereof.

In addition, following the Amendment Date, KCB agreed not to decrease the amount it charges its franchise locations for an Initial Fee or any Renewal Fee as in effect on the Amendment Date without the prior written consent of the Company, or to take any other actions that would reduce the value of KCB’s obligation to the Company with respect to these franchise fee payments. KCB’s obligation to pay the Company the franchise fees listed above will survive any termination, repayment or conversion of the A&R Debenture. Failure by KCB to pay the Company the franchise fees in the manner described above will result in an event of default, and, among other things, any due and unpaid franchise fees will accrue interest at 12% per year from the date the obligation was due.

Apart from the terms described above, the terms of the A&R Debenture are substantially identical to the terms of the Original Debenture.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2020 and 2019, we had an asset concentration related to our Significant Tenant leases. As of December 31, 2020 and 2019, these Significant Tenants represented approximately 83.2% and 90.7% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K since such audited financial statements represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Years Ended December 31, 2020 and 2019

Net cash flow provided by operating activities was $170,040 for the year ended December 31, 2020 as compared net cash flow provided by operating activities of $284,914 for the year ended December 31, 2019, representing a decrease of $114,874.

●	Net cash flow provided by operating activities for the year ended December 31, 2020 primarily reflected net loss of $78,338 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $362,833, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $24,231, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent receivable of $173,757 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

●	Net cash flow provided by operating activities for the year ended December 31, 2019 primarily reflected net loss of $12,281 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $361,940, stock-based compensation expense of $31,100 and accretion of stock-based stock option expense of $23,612, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts payable of $(117,984), and net changes in other operating assets and liabilities of $(1,473).

For the year ended December 31, 2020, net cash flow used in investing activities amounted to $110,486. This use of cash was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and cash used in the improvement of rental properties of $9,563 and for the purchase of property and equipment of $923.We did not have any investing activities for the year ended December 31, 2019.

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

The following tables summarize our contractual obligations as of December 31, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$-	$20	$-	$2,000
Interest on convertible notes	1,126	155	241	240	490
Total	$3,146	$155	$261	$240	$2,490

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-24 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Our Board of Directors currently has five members. All of the current directors’ terms expire as of the Annual Meeting and will serve until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	33	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman
Art Friedman	61	Director
Alex McLaren, MD	68	Director
David G. Honaman	69	Director
Derek Overstreet, PhD.	34	Director

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

Alex McLaren, MD. Dr. McLaren, who has served as a director since 2014, is an accomplished and well-known orthopedic surgeon, professor and researcher. He joined SharedClarity, LLC as Vice President of Clinical Outcomes in 2016. From 2006 until 2016, Dr. McLaren served as program director of the Banner University Medical Center-Phoenix (Ariz.) Residency Program in Orthopaedic Surgery. He is the former director of Orthopaedic Education for Banner Good Samaritan Medical Center in Phoenix. He was also the program director of the Phoenix Orthopedic Residency Program at Maricopa County Medical Center between 1998 and 2000. He has been in private orthopedic surgery practice twice during his career in Phoenix. After graduating from Queen’s University School of Medicine, Kingston, Ontario, Canada in 1977, Dr. McLaren completed an orthopedic residency at the University of Western Ontario in 1982 and a fellowship at the University of Southern California in 1983. Dr. McLaren is first and foremost an orthopedic educator and researcher whose career has included teaching, research and administration of educational programs. His clinical interest includes orthopedic infections, revision arthroplasty and complex musculoskeletal trauma. With hundreds of publications, numerous grand-funded projects, and medical association postings, Dr. McLaren has established a prized reputation in his field. We believe that Dr. McLaren’s services provided to numerous organizations provides us with the requisite skills and qualifications to serve on our board and as a member of the Compensation Committee and the Strategic Committee, which he chairs.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those employees responsible for financial reporting. The code of business conduct and ethics is available on our corporate website, www.zonedproperties.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

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

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2020 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2020 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2020 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders.

The Board of Directors held one meeting during the fiscal year ended December 31, 2020. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has three committees: the Audit Committee, the Strategic Committee, and the Compensation Committee. As of March 30, 2021, the members and Chairs of our standing Board committees were:

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

The Audit Committee held four meetings during the fiscal year ended December 31, 2020.

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

The Compensation Committee held one meeting during the fiscal year ended December 31, 2020.

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

The Strategic Committee held one meeting during the fiscal year ended December 31, 2020.

During the fourth quarter of the fiscal year ended December 31, 2020, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation recorded by us for the years ended December 31, 2020 and 2019 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K.

2020 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren, Chief Executive Officer,	2020	214,500	-	-	-	-	-	-	214,500
President and Chief Financial Officer(1)	2019	214,500	-	-	-	-	-	-	214,500

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

On May 23, 2018, we entered into an employment agreement with Mr. McLaren (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren a base annual salary of $214,500, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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
35

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

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that Mr. McLaren fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to Mr. McLaren under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of Mr. McLaren’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to Mr. McLaren or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by Mr. McLaren as a result of such Termination.

(iv)	In the event that Mr. McLaren is a “disqualified individual” within the meaning of Section 280G of the Code, the parties expressly agree that the payments described herein and all other payments to Mr. McLaren under any other agreements or arrangements with any persons which constitute “parachute payments” within the meaning of Section 280G of the Code are collectively subject to an overall maximum limit. Such maximum limit shall be $1 less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Code, as determined by the Company.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2020.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	150,000	100,000	(a)	—	1.00	12/26/2026	—	—	—	—

(a)	Vest annually at 25,000 options per year through December 2024.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards have been granted under the 2016 Plan. At December 31, 2020, 9,925,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2020, options to purchase 1,325,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,000	$0.86	9,925,000
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	1,325,000	$0.99	9,925,000

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2020 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2020 Summary Compensation Table”.

2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	1,050	6,600	-	7,650
David G. Honaman	-	5,500	-	5,500
Alex McLaren, MD	-	7,700	-	7,700
Derek Overstreet	-	4,400	-	4,400

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In January 2020, Mr. Freidman received 30,000 shares of restricted stock, Dr. Overstreet received 20,000 shares of restricted stock, Dr. McLaren received 35,000 shares of restricted stock and Mr. Honaman received 25,000 shares of restricted stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 30, 2021, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 30, 2021, there were 12,141,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	150,000	(1)	1.2%
Art Friedman	140,000		1.2%
Alex McLaren, MD	1,676,667	(2)	13.8%
David G. Honaman	115,000	(3)	*
Derek Overstreet, PhD	90,000	(4)	*
All executive officers and directors as a group (five persons)	2,171,667	(5)	17.6%

Other 5% Stockholders:
Greg Johnston 16912 61st Dr. NW Stanwood, WA 98292	1,262,500		10.4%

Melinda Jay Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,250,000		10.3%

Joseph Bartonek 949 Durham Rd. Edison, NJ 08817	756,250		6.2%

*	Less than 1%.
(1)	Consists of 150,000 vested stock options.
(2)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 15,000 vested stock options.
(3)	Includes 15,000 vested stock options.
(4)	Includes 10,000 vested stock options.
(5)	Includes 190,000 vested stock options.
38

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 14269 N. 87th Street, #205 Scottsdale, AZ 85260	1,000,000		50.0%	44.6	%(2)

Alex McLaren c/o Zoned Properties, Inc. 14269 N. 87th Street, #205 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	44.6	%(4)

(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.7% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 46.1% of the voting power of the Company.

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

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2020 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2020 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2020 because Bryan McLaren is the son of Dr. McLaren.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for the years ended December 31, 2020 and 2019 for professional services rendered by D. Brooks and Associates CPAs, P.A.:

Fees	2020	2019
Audit Fees	$45,000	$45,000
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$45,000	$45,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2020 and 2019, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2020 and 2019. As a result, there were no other fees billed or paid during 2020 and 2019.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman. (8)
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (9)
10.5	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.6	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.7	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.8	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.9	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.10	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.11+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.12	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.13	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.14+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.15	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (3)
10.16	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (4)
10.17	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (5)
10.18	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (6)

Exhibit Number	Description of Exhibit
10.19	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams. (7)
10.20	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren .(7)
10.21	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (9)
10.22	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017. (10)
10.23	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (11)
10.24	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (11)
10.25	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (11)
10.26	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (11)
10.27	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and Broken Arrow Herbal Center, Inc. (11)
10.28	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and CJK, Inc. (11)
10.29+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.30+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.31	Stock Redemption Agreement effective January 1, 2019 by and among Zoned Properties, Inc., Christopher Carra, Alan B. Abrams, Clayton Abrams Revocable Trust and Kyle Abrams Revocable Trust. (13)
10.32	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.33	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Zoned Arizona Properties, LLC and CJK, Inc. (13)
10.34	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams. (13)
10.35	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.36	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC. (14)
10.37	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (15)
10.38	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (15)
10.39	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (15)
10.40	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (15)
10.41	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC. (16)
10.42	Commercial Lease Agreement entered into on March 3, 2021, and dated as of February 26, 2021, between Gilbert Property Management, LLC and AZ2CAL Enterprises, LLC. (17)
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited financial statements of AC Management Group, LLC for the year ended December 31, 2020.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to exhibit to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016.
(3)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 22, 2016.
(4)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016.
(5)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016.
(6)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on December 29, 2016.
(7)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017.
(8)	Incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017.
(9)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017.
(10)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017.
(11)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018.
(12)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018.
(13)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019.
(14)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020.
(15)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020.
(16)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021.
(17)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 8, 2021.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 31, 2021	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director	March 31, 2021
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 31, 2021
Derek Overstreet

/s/ Art Friedman	Director	March 31, 2021
Art Friedman

/s/ Alex McLaren	Director	March 31, 2021
Alex McLaren

/s/ David G. Honaman	Director	March 31, 2021
David G. Honaman

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 AND 2019

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and related notes (collectively referred to as the consolidated financial statements)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2018.

Palm Beach Gardens, Florida

March 30, 2021

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Cash	$699,335	$639,781
Accounts receivable	4,988	8,188
Deferred rent receivable	173,757	-
Rental properties, net	7,027,436	7,374,807
Prepaid expenses and other assets	104,062	113,592
Convertible note receivable	100,000	-
Property and equipment, net	17,059	22,035
Security deposits	1,100	1,100

Total Assets	$8,127,737	$8,159,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accrued expenses	92,750	94,641
Accrued expenses - related party	4,200	3,000
Deferred revenues	3,250	1,750
Security deposits payable	71,800	74,468

Total Liabilities	2,192,000	2,193,859

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2020 and 2019 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,011,548 and 11,901,548 issued and outstanding at December 31, 2020 and 2019, respectively	12,012	11,902
Additional paid-in capital	20,854,773	20,806,452
Accumulated deficit	(14,933,048)	(14,854,710)

Total Stockholders’ Equity	5,935,737	5,965,644

Total Liabilities and Stockholders’ Equity	$8,127,737	$8,159,503

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

REVENUES:
Rental revenues	$1,125,346	$1,115,861
Advisory revenues	90,096	144,560

Total revenues	1,215,442	1,260,421

OPERATING EXPENSES:
Compensation and benefits	342,692	383,648
Professional fees	195,684	233,940
General and administrative expenses	190,806	196,299
Depreciation and amortization	362,833	361,940
Real estate taxes	85,694	83,879

Total operating expenses	1,177,709	1,259,706

INCOME FROM OPERATIONS	37,733	715

OTHER (EXPENSES) INCOME:
Interest expenses	(120,000)	(120,000)
Interest expenses - related party	(1,200)	(1,200)
Other income	-	108,204
Interest income	5,129	-

Total other expenses, net	(116,071)	(12,996)

LOSS BEFORE INCOME TAXES	(78,338)	(12,281)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(78,338)	$(12,281)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,009,745	11,913,164
Diluted	12,009,745	11,913,164

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	2,000,000	$2,000	17,441,552	$17,442	$20,746,200	$(14,842,429)	$5,923,213

Stock redemption and cencellation	-	-	(5,640,004)	(5,640)	5,640	-	-

Common stock issued for services	-	-	100,000	100	31,000	-	31,100

Accretion of stock based compensation related to stock options issued	-	-	-	-	23,612	-	23,612

Net loss	-	-	-	-	-	(12,281)	(12,281)

Balance, December 31, 2019	2,000,000	2,000	11,901,548	11,902	20,806,452	(14,854,710)	5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	24,231	-	24,231

Net loss	-	-	-	-	-	(78,338)	(78,338)

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,338)	$(12,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	362,833	361,940
Stock-based compensation	24,200	31,100
Stock option expense	24,231	23,612
Change in operating assets and liabilities:
Accounts receivable	3,200	(8,188)
Deferred rent receivable	(173,757)	-
Prepaid expenses and other assets	9,530	3,375
Security deposits	-	(500)
Accounts payable	-	(117,984)
Accrued expenses	(1,891)	7,005
Accrued expenses - related parties	1,200	1,200
Deferred revenues	1,500	(1,000)
Security deposits payable	(2,668)	(3,365)

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,040	284,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	-
Purrchase of rental property improvements	(9,563)	-
Purrchase of property and equipment	(923)	-

NET CASH USED IN INVESTING ACTIVITIES	(110,486)	-

NET INCREASE IN CASH	59,554	284,914

CASH, beginning of year	639,781	354,867

CASH, end of year	$699,335	$639,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$120,000	$120,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of convertible note payable - related party to convertible note payable	$-	$2,000,000
Reclassification of security deposits - related party to security deposits	$-	$71,800
Reclassification of accrued expenses - related party to accrued expenses	$-	$33,000

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and will remain open pursuant to state and local government requirements. At this time, the Company does not foresee any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2020 and 2019 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2020 and 2019, rental and advisory revenue associated with the Significant Tenants amounted to $1,176,666 and $1,146,654, which represents 96.8% and 91.0% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2020 and 2019. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2020 and 2019, the Company had approximately $449,000 and $390,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the years ended December 31, 2020 and 2019, the Company did not record any allowances for doubtful accounts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2020 and 2019, the Company did not record any impairment losses.

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Convertible debt	404,000	404,000
Stock options	1,325,000	1,290,000
	1,729,000	1,694,000

Segment reporting

The Company’s business is comprised of one reportable segment. The Company has determined that its properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties, and advisory services related to commercial properties). The Company’s determination was based primarily on its method of internal reporting.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2020 and 2019 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The adoption of ASU 2016-02 did not have a material impact on the operating leases where the Company is a lessor. The Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of December 31, 2020 of $173,757 (see Note 3).

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
DECEMBER 31, 2020 AND 2019

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 7).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

As of December 31, 2020 and 2019, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants and the Commercial Lease Agreement executed by Gilbert subsequent to December 31, 2020 (see Note 12). Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2020 consists of the following:

Future annual base rent:
2021	$1,096,000
2022	1,107,000
2023	1,082,250
2024	1,074,000
2025	1,074,000
Thereafter	15,394,000
Total	$20,827,250

Rental and advisory revenue and receivable –Significant Tenants

For the years ended December 31, 2020 and 2019, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $1,176,666 and $1,146,654, which represents 96.8% and 91.0% of the Company’s total revenues, respectively.

On December 31, 2020 and 2019, accounts receivable from advisory services provided to the Significant Tenant amounted to $2,375 and $8,188, respectively. Further, as of December 31, 2020 a deferred rent receivable of $173,757 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above.

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

As of December 31, 2020 and 2019, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2020 and 2019, the Significant Tenants represented approximately 83.2% and 87.1% of the Company’s total assets, respectively. Through December 31, 2020, all rental payments have been made on a timely basis. As of December 31, 2020, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 7). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 7).

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
DECEMBER 31, 2020 AND 2019

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

NOTE 4 – RENTAL PROPERTIES

On December 31, 2020 and 2019, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2020	December 31, 2019
Building and building improvements	5-39	$6,260,524	$6,250,959
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,543,738	8,534,173
Less: accumulated depreciation		(1,516,302)	(1,159,366)
Rental properties, net		$7,027,436	$7,374,807

For the years ended December 31, 2020 and 2019, depreciation of rental properties amounted to $356,934 and $355,280, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

On December 31, 2020 and 2019, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2020	December 31, 2019
Vehicle and site trailers	5 - 10	$38,855	$38,855
Office furniture and equipment	5 - 7	18,268	17,345
		57,123	56,200
Less: accumulated depreciation		(40,064)	(34,165)
Property and equipment, net		$17,059	$22,035

For the years ended December 31, 2020 and 2019, depreciation expense amounted to $5,899 and $6,660, respectively.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to the Company a convertible debenture (the “KCB Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The KCB Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the KCB Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the KCB Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the KCB Debenture prior to the Maturity Date or prior to any conversion as provided in the KCB Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

On December 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $5,129, respectively.

On February 19, 2021, the Company made an additional investment of $100,000 into KCB. In exchange, the KCB issued to the Company an amended and restated convertible debenture (the “A&R Debenture”) on February 19, 2021 (the “Amendment Date”). (See Note - 12 – Subsequent Events).

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

As of December 31, 2020 and 2019, the principal balance due under the Abrams Debenture is $2,000,000.

As of December 31, 2020 and 2019, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying consolidated balance sheets.

For the years ended December 31, 2020 and 2019, interest expense related to the Abrams Debenture amounted to $120,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

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

If the Company defaults on payment, Mr. McLaren may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the McLaren Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the McLaren Debenture), Mr. McLaren may (i) declare the entire principal amount and all accrued and unpaid interest under the McLaren Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. McLaren at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the McLaren Debenture and proceed to enforce the

As of December 31, 2020 and 2019, the principal balance due under the McLaren Debenture is $20,000.

As of December 31, 2020 and 2019, accrued interest payable due under the McLaren Debenture was $4,200 and $3,000, respectively, which is included in accrued expenses – related parties on the accompanying consolidated balance sheets.

For the years ended December 31, 2020 and 2019, interest expense – related parties amounted to $1,200.

Stock redemption agreement

Effective January 1, 2019, the Company and certain beneficial shareholders entered into a Stock Redemption Agreement (See Note 3 and 9). Pursuant to SEC rules, each of these beneficial shareholders was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, these beneficial shareholders would no longer be significant stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. Accordingly, as of January 1, 2019, the Company will no longer reflect transactions and balances related to these beneficial shareholders as related party transactions. Prior to January 1, 2019, transactions with these beneficial shareholders were reflected as related party transactions on the Company’s consolidated financial statements.

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
DECEMBER 31, 2020 AND 2019

(B) Common stock issued for services

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

2020

On January 6, 2020, the Company issued an aggregate of 110,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $24,200 using the quoted per share price on the date of grant of $0.22. In connection with these grants, in January 2020, the Company recorded stock-based compensation expense of $24,200 which is included in compensation and benefits on the consolidated statements of operations.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2019, 40,000 stock option awards are outstanding and 40,000 options are exercisable under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of December 31, 2020 and 2019, 9,925,000 and 9,960,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2020 and 2019, options to purchase 1,250,000 shares of common stock are outstanding and 1,150,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

On January 6, 2020, the Company granted an employee an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 6, 2020 and the option expires on January 6, 2030. The option vests as to (i) 35,000 of such shares on January 6, 2020; and (ii) as to 10,000 of such shares on January 6, 2021 and each year thereafter through January 6, 2029. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 1.81%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $23,388 and will record stock-based compensation expense over the vesting period. In July 2020, this employee was terminated and 90,000 unvested options were cancelled.

For the years ended December 31, 2020 and 2019, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $24,231 and $23,612, respectively. As of December 31, 2020, there were 1,325,000 options outstanding and 1,225,000 options vested and exercisable. As of December 31, 2020, there was $34,582 of unvested stock-based compensation expense to be recognized through December 2024. The aggregate intrinsic value on December 31, 2020 was nil and was calculated based on the difference between the quoted share price on December 31, 2020 of $0.43 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Stock option activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,290,000	$0.99	6.74	$-
Granted	-	-	-	-
Balance Outstanding December 31, 2019	1,290,000	0.99	5.74	-
Granted	125,000	1.00	-	-
Forfeited	(90,000)	1.00	-	-
Balance Outstanding December 31, 2020	1,325,000	$0.99	4.85	$-
Exercisable, December 31, 2020	1,225,000	$0.99	4.76	-
Balance Non-vested at December 31, 2019	125,000	$1.00	-	$-
Granted	125,000	1.00	-	-
Forfeited	(90,000)	1.00	-	-
Vested during the period	(60,000)	1.00	-	-
Balance Non-vested at December 31, 2020	100,000	$1.00	6.00	$-

(E) Stock redemption agreement

Effective January 1, 2019, the Company, Christopher Carra, Alan Abrams, Clayton Abrams Revocable Trust (the “Clayton Abrams Trust”), and Kyle Abrams Revocable Trust (the “Kyle Abrams Trust” and together with the Clayton Abrams Trust, the “Trusts”) entered into the Stock Redemption Agreement. Prior to entry into the Stock Redemption Agreement, (i) Mr. Carra was the owner 2,028,335 shares of the Company’s common stock, representing approximately 11.6% of the Company’s outstanding shares as of January 1, 2019, and (ii) Mr. Abrams, together with the Trusts (collectively, the “Abrams Affiliates”), owned 3,611,669 shares of the Company’s common stock, representing approximately 20.7% of the Company’s outstanding common stock as of January 1, 2019. Pursuant to SEC rules, each of Messrs. Carra and Abrams was deemed to be a “related person” due solely to their status as significant stockholders of the Company. Pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by Mr. Carra and the Abrams Affiliates (the “Stock Redemption”) such that Messrs. Carra and Abrams would no longer be significant and stockholders of the Company and would no longer be deemed to be “related persons” under SEC rules. In exchange for the Stock Redemption, the parties agreed that:

●	The Company and Broken Arrow, which was owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the Broken Arrow CASA to reduce the gross revenue fee payable by Broken Arrow from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and CJK, which is owned at the time of the transaction, in whole or in part, directly or indirectly, by Messrs. Abrams and Carra, amended the CJK CASA to reduce the gross revenue fee payable by CJK from 10% of gross revenue to 0% of gross revenue, and added a $250 an hour advisory fee.

●	The Company and Mr. Abrams amended the convertible debenture dated January 9, 2017 (the “Abrams Debenture”) to extend the maturity date of the Abrams Debenture from January 9, 2022 until January 9, 2030.

●	Chino Valley and Broken Arrow amended the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 (the “New Chino Valley Lease”) to increase the monthly base rent payable by Broken Arrow from $35,000 to $40,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

NOTE 10 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2020 and 2019 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Income tax benefit at U.S. statutory rate	$(16,311)	$(2,579)
Income tax benefit – state	(5,092)	(798)
Non-deductible expenses	6,663	6,920
Change in valuation allowance	14,740	(3,543)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2020 and 2019 was as follows:

Deferred Tax Asset:	December 31, 2020	December 31, 2019
Net operating loss carryforward	$485,172	$470,432
Net deferred tax assets before valuation allowance	485,172	470,432
Valuation allowance	(485,172)	(470,432)
Net deferred tax asset	$-	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The net operating loss carryforward was approximately $1,764,000 on December 31, 2020. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that occurred in 2014 and may occur in the future. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2020, the valuation allowance increased by $14,740. The potential tax benefit arising from the loss carryforward will expire in 2040.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2020 and 2019. In January 2021, the Parachute Agreement was mutually terminated, and the refundable deposit was returned to the Company (See Note 12).

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2020 and 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Effective January 1, 2019, the Company and Messrs. Abrams and Carra or entities controlled by Messrs. Abrams and Carra entered into Stock Redemption Agreements (see Note 9). Prior to entry into the Stock Redemption Agreement, pursuant to the terms of the Stock Redemption Agreement, the parties agreed that the Company would redeem an aggregate of 5,640,004 owned by such related party shareholders’ in exchange for the Stock Redemption. In addition to other terms, the parties agreed to amend the May 1, 2018 leases to reduce the gross revenue fee payable by these related party tenants from 10% of gross revenue to 0% of gross revenue (See Note 3).

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

For purposes of the Golden Parachute Agreement, “Cause” means termination upon (a) the willful and continued failure to substantially perform duties with the Company after a written demand for substantial performance is delivered by the Board, which demand specifically identifies the manner in which the Board believes that duties have not substantially been performed, or (b) the willful engaging in conduct, which is demonstrably and materially injurious to the Company, monetarily or otherwise.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2021, the Company granted a consultant an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 1, 2021 and the option expires on January 1, 2031. The option vests as to (i) 25,000 of such shares on January 1, 2021; and (ii) as to 10,000 of such shares on January 1, 2022 and each year thereafter through January 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 117%; risk-free interest rate of 0.93%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $48,677 and will record stock-based compensation expense over the vesting period.

On January 31, 2021, the Company issued an aggregate of 130,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $52,000 using the quoted per share price on the date of grant of $0.40. In connection with these grants, in January 2021, the Company recorded stock-based compensation expense of $52,000 which will be included in compensation and benefits on the consolidated statements of operations.

In January 2021, the Parachute Agreement was mutually terminated, and the refundable deposit was returned to the Company (see Note 11).

On February 19, 2021 (the “Amendment Date”), the Company made an additional investment of $100,000 into KCB (the “Additional Investment”) (See Note 6). In exchange, KCB issued to the Company an amended and restated convertible debenture (the “A&R Debenture”) on the Amendment Date. The A&R Debenture amends and restates in its entirety the KCB Debenture (see Note 6). Pursuant to the A&R Debenture, the Company and KCB agreed to certain new terms that did not exist in the KCB Debenture, which are described below.

●	Interest Accrual Commencement: Pursuant to the A&R Debenture, interest on the Initial Investment begins accruing as of March 19, 2020, while interest on the Additional Investment begins accruing on February 19, 2021.

●	Franchise Fees. In the A&R Debenture, the parties acknowledge that each time that KCB sells one of its franchise locations, KCB earns a fee (an “Initial Fee”), and that KCB also earns a fee when one of its franchise locations renews its franchise with KCB (a “Renewal Fee”). Pursuant to the A&R Debenture, the Company and KCB agreed that, as additional consideration for the Additional Investment, KCB will pay to the Company, in perpetuity, 5% of any Initial Fee received by KCB after the Amendment Date, as well as 5% of any Renewal Fee received by KCB related to any franchise locations sold after the Amendment Date, in each case to be paid within five (5) days of receipt of KCB thereof.

In addition, following the Amendment Date, KCB agreed not to decrease the amount it charges its franchise locations for an Initial Fee or any Renewal Fee as in effect on the Amendment Date without the prior written consent of the Company, or to take any other actions that would reduce the value of KCB’s obligation to the Company with respect to these franchise fee payments. KCB’s obligation to pay the Company the franchise fees listed above will survive any termination, repayment or conversion of the A&R Debenture. Failure by KCB to pay the Company the franchise fees in the manner described above will result in an event of default, and, among other things, any due and unpaid franchise fees will accrue interest at 12% per year from the date the obligation was due.

Apart from the terms described above, the terms of the A&R Debenture are substantially identical to the terms of the KCB Debenture (See Note 6).

On March 3, 2021, Gilbert entered into that certain Commercial Lease Agreement (the “Lease”), dated as of February 26, 2021, between Gilbert and AZ2CAL Enterprises, LLC (the “Tenant”). Pursuant to the terms of the Lease, Gilbert agreed to rent its vacant land in Gilbert, AZ (the “Property”) to the Tenant for a term of 24 months, from April 1, 2021 to March 31, 2023, for monthly rent of $2,750; provided, however, that no rent is due for the month of April 2021. In addition, pursuant to the terms of the Lease, the Tenant has an option to purchase the Property (the “Option”) that can be exercised any time after the fourth month of the lease term, but no later than the end of the 12th month of the lease term. The purchase price of the Property would be $335,000. If the Tenant exercises its Option, $750 of each lease payment made prior to close of escrow, along with the security deposit will be credited toward the purchase price of the Property. If the Tenant exercises its Option, close of escrow will occur no later than 30 days after opening of escrow. The parties agreed to make every reasonable attempt to fully execute a purchase contract within seven business days of the Tenant’s notice of its desire to exercise the Option.

On March 17, 2021, the Company formed a new wholly-owned subsidiary, Zoned Brokerage, LLC. that was organized in the State of Arizona.

