Form 10-Q
period 2021-03-31
Zoned Properties, Inc.
filed 2021-05-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash	$757,235	$699,335
Accounts receivable	9,838	4,988
Deferred rent receivable	171,510	173,757
Rental properties, net	6,945,274	7,027,436
Prepaid expenses and other assets	47,507	104,062
Convertible note receivable	200,000	100,000
Property and equipment, net	15,610	17,059
Security deposits	1,100	1,100

Total Assets	$8,148,074	$8,127,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	26,095	-
Accrued expenses	83,080	92,750
Accrued expenses - related party	4,500	4,200
Deferred revenues	7,625	3,250
Security deposits payable	74,550	71,800

Total Liabilities	2,215,850	2,192,000

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,141,548 and 12,011,548 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12,142	12,012
Additional paid-in capital	20,922,465	20,854,773
Accumulated deficit	(15,004,383)	(14,933,048)

Total Stockholders’ Equity	5,932,224	5,935,737

Total Liabilities and Stockholders’ Equity	$8,148,074	$8,127,737

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUES:
Rental revenues	$292,189	$276,494
Advisory revenues	53,656	27,375

Total revenues	345,845	303,869

OPERATING EXPENSES:
Compensation and benefits	131,144	130,514
Professional fees	94,420	71,413
General and administrative expenses	51,478	57,096
Depreciation	90,747	90,584
Real estate taxes	21,424	20,964

Total operating expenses	389,213	370,571

LOSS FROM OPERATIONS	(43,368)	(66,702)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)
Interest expenses - related party	(300)	(300)
Interest income	2,333	232

Total other expenses, net	(27,967)	(30,068)

LOSS BEFORE INCOME TAXES	(71,335)	(96,770)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(71,335)	$(96,770)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,096,770	12,004,295
Diluted	12,096,770	12,004,295

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock-based compensation related to stock options issued	-	-	-	-	12,292	-	12,292

Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,842,834	$(14,951,480)	$5,905,366

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock-based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net loss	-	-	-	-	-	(71,335)	(71,335)

Balance, March 31, 2021	2,000,000	2,000	12,141,548	12,142	20,922,465	(15,004,383)	$5,932,224

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,335)	$(96,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	90,746	90,584
Stock-based compensation	52,000	24,200
Stock option expense	15,822	12,292
Change in operating assets and liabilities:
Accounts receivable	(4,850)	563
Deferred rent receivable	2,247	-
Prepaid expenses and other assets	56,555	22,282
Accounts payable	26,095	19,728
Accrued expenses	(9,670)	25,696
Accrued expenses - related parties	300	300
Deferred revenues	4,375	(250)
Security deposits payable	2,750	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	165,035	98,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	(100,000)
Purchase of rental property improvements	(7,135)	(9,565)
NET CASH USED IN INVESTING ACTIVITIES	(107,135)	(109,565)

NET INCREASE (DECREASE) IN CASH	57,900	(10,940)

CASH, beginning of period	699,335	639,781

CASH, end of period	$757,235	$628,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,000	$30,000

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

The Company has the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC. (“Zoned Brokerage”) State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC . (“ZP Data”) State of Arizona on April 14, 2021.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and have remained open pursuant to state and local government requirements. At this time, the Company does not foresee any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2021 and 2020 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2021 and 2020, rental and advisory revenue associated with the Significant Tenants amounted to $296,480 and $286,903, respectively, which represents 85.7% and 94.4% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible note receivable approximates fair value based on the current interest rates for instruments with similar characteristics.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2021 and December 31, 2020. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2021 and December 31, 2020, the Company had approximately $507,000 and $449,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the three months ended March 31, 2021 and 2020, the Company did not record any allowances for doubtful accounts.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its condensed consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2021 and 2020, the Company did not record any impairment losses.

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
MARCH 31, 2021

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2021 and 2020.

	March 31,
	2021	2020
Convertible debt	404,000	404,000
Stock options	1,450,000	1,415,000
	1,854,000	1,819,000

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
MARCH 31, 2021

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies which applies to the Company. The Company is currently evaluating the impact of ASU 2016-13 on its future consolidated financial statements.

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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
MARCH 31, 2021

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

As of March 31, 2021 and December 31, 2020, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants and the Commercial Lease Agreement executed by Gilbert. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of March 31, 2021 consists of the following:

Future annual base rent:
2021 (remainder of year)	$830,710
2022	1,107,000
2023	1,082,250
2024	1,074,000
2025	1,074,000
Thereafter	15,394,000
Total	$20,561,960

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended March 31, 2021 and 2020, rental and advisory revenue with the Significant Tenants described above amounted to $296,480 and $286,903, which represents 85.7% and 94.4% of the Company’s total revenues, respectively.

On March 31, 2021 and December 31, 2020, accounts receivable from advisory services provided to the Significant Tenants amounted to $3,562 and $2,375, respectively. Further, as of March 31, 2021 and December 31, 2020 a deferred rent receivable of $171,510 and $173,757 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively.

Asset concentration

The majority of the Company’s real estate properties are leased to the Significant Tenants under triple-net leases that terminate in April 2040. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.

As of March 31, 2021 and December 31, 2020, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2021 and December 31, 2020, the Significant Tenants represented approximately 81.9% and 83.2% of the Company’s total assets, respectively. Through March 31, 2021, all rental payments have been made on a timely basis. As of March 31, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 6). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 6).

NOTE 4 – RENTAL PROPERTIES

On March 31, 2021 and December 31, 2020, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2021	December 31, 2020
Building and building improvements	5-39	$6,267,659	$6,260,524
Land	-	2,283,214	2,283,214
Rental properties, at cost		8,550,873	8,543,738
Less: accumulated depreciation		(1,605,599)	(1,516,302)
Rental properties, net		$6,945,274	$7,027,436

For the three months ended March 31, 2021 and 2020, depreciation of rental properties amounted to $89,297 and $89,041, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

On February 19, 2021 (the “Amendment Date”), the Company made an additional investment of $100,000 into KCB (the “Additional Investment”). In exchange, KCB issued to the Company an amended and restated convertible debenture (the “A&R Debenture”) on the Amendment Date. The A&R Debenture amends and restates in its entirety the KCB Debenture. Pursuant to the A&R Debenture, the Company and KCB agreed to certain new terms that did not exist in the KCB Debenture, which are described below.

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
MARCH 31, 2021

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

Apart from the terms described above, the terms of the A&R Debenture are substantially identical to the terms of the KCB Debenture.

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of March 31, 2021 and December 31, 2020, an allowance was not deemed necessary.

On March 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $962, respectively. On December 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $5,129, respectively.

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

As of March 31, 2021 and December 31, 2020, the principal balance due under the Abrams Debenture is $2,000,000.

As of March 31, 2021 and December 31, 2020, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $30,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 7 – RELATED PARTY TRANSACTION

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

If the Company defaults on payment, Mr. McLaren may at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the McLaren Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the McLaren Debenture), Mr. McLaren may (i) declare the entire principal amount and all accrued and unpaid interest under the McLaren Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. McLaren at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the McLaren Debenture and proceed to enforce the

As of March 31, 2021 and December 31, 2020, the principal balance due under the McLaren Debenture is $20,000.

As of March 31, 2021 and December 31, 2020, accrued interest payable due under the McLaren Debenture was $4,500 and $4,200, respectively, which is included in accrued expenses – related party on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2021 and 2020, interest expense – related parties amounted to $300.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(B) Common stock issued for services

2020

On January 6, 2020, the Company issued an aggregate of 110,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $24,200 using the quoted per share price on the date of grant of $0.22. In connection with these grants, in January 2020, the Company recorded stock-based compensation expense of $24,200 which is included in compensation and benefits on the condensed consolidated statements of operations.

2021

On January 31, 2021, the Company issued an aggregate of 130,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $52,000 using the quoted per share price on the date of grant of $0.40. In connection with these grants, in January 2021, the Company recorded stock-based compensation expense of $52,000 which is included in compensation and benefits on the condensed consolidated statements of operations.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2021, 200,000 stock option awards are outstanding and 100,000 options are exercisable under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of March 31, 2021 and December 31, 2020, 9,800,000 and 9,925,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2021 and December 31, 2020, options to purchase 1,250,000 shares of common stock are outstanding and 1,150,000 options are exercisable pursuant to the 2014 Plan.

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

For the three months ended March 31, 2021 and 2020, in connection with the accretion of stock-based option expense, the Company recorded stock-based compensation expense of $15,822 and $12,292, respectively. As of March 31, 2021, there were 1,450,000 options outstanding and 1,250,000 options vested and exercisable. As of March 31, 2021, there was $63,017 of unvested stock-based compensation expense to be recognized through December 2030. The aggregate intrinsic value on March 31, 2021 was nil and was calculated based on the difference between the quoted share price on March 31, 2021 of $0.625 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Stock option activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	1,325,000	$0.99	4.85	$-
Granted	125,000	1.00	-	-
Balance Outstanding March 31, 2021	1,450,000	$0.99	5.05	$-
Exercisable, March 31, 2021	1,250,000	$0.99	4.62	-

Balance Non-vested at December 31, 2020	100,000	$1.00	-	$-
Granted	125,000	1.00	-	-
Vested during the period	(25,000)	1.00	-	-
Balance Non-vested at March 31, 2021	200,000	$1.00	7.75	$-

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

Pursuant to the terms of the Parachute Agreement, Zoned Colorado will have a right of first refusal on eleven additional lots owned by Seller in Parachute, Colorado. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the condensed consolidated balance sheet as of December 31, 2020. In January 2021, the Parachute Agreement was mutually terminated, and the refundable deposit was returned to the Company.

Lease agreement and related purchase option

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2021 and December 31, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
MARCH 31, 2021

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
MARCH 31, 2021

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

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2021, the Company’s subsidiary, Zoned Brokerage, entered in an engagement letter for real estate brokerage services with a consultant for a guaranteed term of one year (the “Guaranteed Term”). During the Guaranteed Term, neither party may terminate the engagement letter, except for “Cause” as defined in the engagement letter. In connection with the engagement letter, the Company issued 60,000 shares of its common stock for the acquisition of brokerage materials and active real estate listings. In the event of termination of the engagement letter due to Cause with respect to the consultant, the consultant must return to the Company a portion of the stock equal to the remaining portion of the Guaranteed Term. The shares were valued at their fair value of $37,800 using the quoted per share price on the date of grant of $0.63. In connection with these shares, on April 1, 2021, the Company recorded an intangible asset of $37,800 which is amortized over the one-year term of the engagement letter.

On April 22, 2021, ZP Data Platform 1 LLC, a wholly owned subsidiary of the Company (“ZP Data”), entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. On April 28, 2021, the Company contributed $50,000 to Beakon.

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 29, 2021.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our annual report on Form 10-K as filed with the SEC on March 29, 2021.

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

For the three months ended March 31, 2021 and 2020, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

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

As of March 31, 2021, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Vacant Land	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Vacant Land	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	January 2014	October 2014	May 2014
Lease Start Date	May 2018	May 2018	April 2021	May 2018	May 2018
Lease End Date	April 2040	April 2040	March 2023	April 2040	April 2040

Total No. of Tenants	1	1	1	1	1

						Total Properties
Land Area (Acres)	3.65	47.60	0.80	1.33	0.32	53.70

Land Area (Sq. Feet)	158,772	2,072,149	34,717	57,769	13,939	2,337,346

Undeveloped Land Area (Sq. Feet)	-	1,812,563	34,717	-	6,878	1,854,158

Developed Land Area (Sq. Feet)	158,772	259,586	-	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	-	1,440	1,497	102,937

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of March 31, 2021	60,000	40,000	-	1,440	1,497	102,937

Annual Base Rent *,**
2021 (remainder of year)	$446,010	$295,200	$22,000	$31,500	$36,000	$830,710
2022	590,400	393,600	33,000	42,000	48,000	1,107,000
2023	590,400	393,600	8,250	42,000	48,000	1,082,250
2024	590,400	393,600	-	42,000	48,000	1,074,000
2025	590,400	393,600	-	42,000	48,000	1,074,000
Thereafter	8,462,400	5,641,600	-	602,000	688,000	15,394,000
Total	$11,270,010	$7,511,200	$63,250	$801,500	$916,000	$20,561,960

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Gilbert, AZ ***	Green Valley, AZ	Kingman, AZ
2021	$9.8	$9.8		$29.2	$32.1
2022	$9.8	$9.8		$29.2	$32.1
2023	$9.8	$9.8		$29.2	$32.1
2024	$9.8	$9.8	-	$29.2	$32.1
2025	$9.8	$9.8	-	$29.2	$32.1

*** - rented vacant land only.

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

The Company maintains its operations to remain in compliance with the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them.

The inconsistencies between federal and state regulation of cannabis were addressed in the Cole Memo, which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in 2013 outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale, and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

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

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021 has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

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

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2020, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 15 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in our portfolio are open to our Significant Tenants and their customers and have remained open pursuant to state and local government requirements. We did not experience in 2020, and we do not foresee in 2021, any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.  At this time, we are unable to estimate the impact of this event on our operations.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three months ended March 31, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2021 and 2020.

Comparison of Results of Operations for the Three Months ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021 and 2020, revenues consisted of the following:

	Three Months Ended March 31,
	2021	2020
Rent revenues	$292,189	$276,494
Advisory revenues	53,656	27,375
Total revenues	$345,845	$303,869

For the three months ended March 31, 2021, total revenues amounted to $345,845, including Significant Tenants revenues of $296,480, as compared to $303,869, including Significant Tenant revenues of $286,903, for the three months ended March 31, 2020, an increase of $41,976, or 13.8%. This increase in revenues was primarily attributable to an increase in rent revenues from the Significant Tenant of $23,702, or 9.0% and an increase in advisory revenues from third parties of $40,406 offset by a decrease in advisory revenues from our Significant Tenant of $14,125, and a decrease in third party rental revenues of $8,007. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended March 31, 2021, operating expenses amounted to $389,213 as compared to $370,571 for the three months ended March 31, 2020, an increase of $18,642, or 5.0%. For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020
Compensation and benefits	$131,144	$130,514
Professional fees	94,420	71,413
General and administrative expenses	51,478	57,096
Depreciation	90,747	90,584
Real estate taxes	21,424	20,964
Total	$389,213	$370,571

●	For the three months ended March 31, 2021, compensation and benefit expense increased by $630, or 0.5%, as compared to the three months ended March 31, 2020. This increase was attributable to an increase in stock-based compensation of $31,330, offset by a decrease in compensation and benefits of $30,700. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense and an increase in the value of shares issued for services.

●	For the three months ended March 31, 2021, professional fees increased by $23,007, or 32.2%, as compared to the three months ended March 31, 2020. This increase was primarily attributable to an increase in consulting fees of $22,229 and an increase in public relations fees of $6,500 offset by a decrease in accounting fees of $242, a decrease in legal fees of $5,230, and a decrease in other professional fees of $250.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended March 31, 2021, general and administrative expenses decreased by $5,618, or 9.8%, as compared to the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in insurance expense of $2,377, a decrease in travel expenses of $1,553, and a decrease in other general and administrative expense of $1,688.

●	For the three months ended March 31, 2021, depreciation expense increased by $163, or less than 1%, as compared to the three months ended March 31, 2020.

●	For the three months ended March 31, 2021, real estate taxes increased by $460, or 2.2%, as compared to the three months ended March 31, 2020.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2021, loss from operations amounted to $43,368 as compared to loss from operations of $66,702 for the three months ended March 31, 2020, a decrease of $23,334, or 35.0%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the three months ended March 31, 2021, total other expenses, net amounted to $27,967 as compared to total other expenses, net of $30,068, respectively, representing a decrease of $2,101, or 7.0%. This decrease was attributable to an increase in interest income of $2,101 attributable to interest earned on the convertible note receivable.

Net loss

As a result of the foregoing, for the three months ended March 31, 2021 and 2020, net loss amounted to $71,335, or $(0.01) per common share (basic and diluted), and $96,770, or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $757,235 and $699,335 of cash as of March 31, 2021 and December 31, 2020, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

On March 19, 2020, we made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”). In exchange for the investment, KCB issued to us a convertible debenture (the “Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Debenture prior to the Maturity Date or prior to any conversion as provided in the Debenture in whole or in part, we will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance. On or after six months from the Issuance Date, we may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Debenture, we may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest, and any other amounts due under the Debenture. If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) we do not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Debenture on the Maturity Date, we will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

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

In addition, following the Amendment Date, KCB agreed not to decrease the amount it charges its franchise locations for an Initial Fee or any Renewal Fee as in effect on the Amendment Date without the prior written consent of the Company, or to take any other actions that would reduce the value of KCB’s obligation to the Company with respect to these franchise fee payments. KCB’s obligation to pay the Company the franchise fees listed above will survive any termination, repayment, or conversion of the A&R Debenture. Failure by KCB to pay the Company the franchise fees in the manner described above will result in an event of default, and, among other things, any due and unpaid franchise fees will accrue interest at 12% per year from the date the obligation was due.

Apart from the terms described above, the terms of the A&R Debenture are substantially identical to the terms of the Original Debenture.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2021 and December 31, 2020, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2021 and December 31, 2020, these Significant Tenants represented approximately 81.9% and 83.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibit 99.1 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2021, since such audited financial statements represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Three Months Ended March 31, 2021 and March 31, 2020

Net cash flow provided by operating activities was $165,035 for the three months ended March 31, 2021, as compared net cash flow provided by operating activities of $98,625 for the three months ended March 31, 2020, representing an increase of $66,410.

●	Net cash flow provided by operating activities for the three months ended March 31, 2021 primarily reflected net loss of $71,335 adjusted for the add-back of non-cash items consisting of depreciation of $90,746, stock-based compensation expense of $52,000 and accretion of stock-based stock option expense of $15,822, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $56,555 and an increase in accounts payable of $26,095.

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

For the three months ended March 31, 2021, net cash flow used in investing activities amounted to $107,135 as compared to $109,565, a decrease of $2,430. For the three months ended March 31, 2021, cash used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and cash used in the improvement of rental properties of $7,135. For the three months ended March 31, 2020, net cash flow used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and as used in the improvement of rental properties of $9,565.

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

The following tables summarize our contractual obligations as of March 31, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$20	$-	$-	$2,000
Interest on convertible notes	1,096	155	241	240	460
Total	$3,116	$175	$241	$240	$2,460

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

Critical Accounting Policies and Estimates

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

Revenue recognition

We follow the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment Accounting.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies which applies to the Company. The Company is currently evaluating the impact of ASU 2016-13 on its future consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
1/31/2021	Arthur Friedman	Section 4(a)(2)	30,000	For Services	Restricted	Yes
1/31/2021	Alex McLaren	Section 4(a)(2)	35,000	For Services	Restricted	Yes
1/31/2021	David Honaman	Section 4(a)(2)	35,000	For Services	Restricted	Yes
1/31/2021	Derek Overstreet	Section 4(a)(2)	30,000	For Services	Restricted	Yes

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

Zoned Properties, Inc. (Registrant)

Date: May 13, 2021	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)