Form 10-Q
period 2021-06-30
Zoned Properties, Inc.
filed 2021-08-12
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Cash	$1,031,316	$699,335
Accounts receivable	150,467	4,988
Deferred rent receivable	169,264	173,757
Rental properties, net	6,582,173	7,027,436
Prepaid expenses and other assets	24,100	104,062
Convertible note receivable	200,000	100,000
Property and equipment, net	16,793	17,059
Intangible asset, net	28,350	-
Investment in joint ventures	165,000	-
Security deposits	1,100	1,100

Total Assets	$8,368,563	$8,127,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	74,731	-
Accrued expenses	101,277	92,750
Accrued expenses - related party	4,800	4,200
Deferred revenues	7,250	3,250
Security deposits payable	71,800	71,800

Total Liabilities	2,279,858	2,192,000

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 and 12,011,548 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12,202	12,012
Additional paid-in capital	20,966,292	20,854,773
Accumulated deficit	(14,891,789)	(14,933,048)

Total Stockholders’ Equity	6,088,705	5,935,737

Total Liabilities and Stockholders’ Equity	$8,368,563	$8,127,737

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES:
Rental revenues	$294,972	$272,216	$587,161	$548,710
Advisory revenues	18,500	27,608	72,156	54,983
Brokerage revenues	236,592	-	236,592	-

Total revenues	550,064	299,824	895,909	603,693

OPERATING EXPENSES:
Compensation and benefits	64,166	87,751	195,310	218,265
Professional fees	226,818	42,497	321,238	113,910
General and administrative expenses	49,931	48,018	101,409	105,114
Depreciation	100,189	90,841	190,936	181,425
Real estate taxes	21,251	20,964	42,675	41,928
Gain on sale of rental property	(51,944)	-	(51,944)	-

Total operating expenses	410,411	290,071	799,624	660,642

INCOME (LOSS) FROM OPERATIONS	139,653	9,753	96,285	(56,949)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(60,000)	(60,000)
Interest expenses - related party	(300)	(300)	(600)	(600)
Interest income	3,241	1,620	5,574	1,852

Total other expenses, net	(27,059)	(28,680)	(55,026)	(58,748)

INCOME (LOSS) BEFORE INCOME TAXES	112,594	(18,927)	41,259	(115,697)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$112,594	$(18,927)	$41,259	$(115,697)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.00)	$0.00	$(0.01)
Diluted	$0.01	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,200,889	12,011,548	12,134,037	12,007,922
Diluted	12,604,889	12,011,548	12,538,037	12,007,922

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net loss	-	-	-	-	-	(71,335)	(71,335)

Balance, March 31, 2021	2,000,000	2,000	12,141,548	12,142	20,922,465	(15,004,383)	5,932,224

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock based compensation related to stock options issued	-	-	-	-	6,087	-	6,087

Net income	-	-	-	-	-	112,594	112,594

Balance, June 30, 2021	2,000,000	$2,000	12,201,548	$12,202	$20,966,292	$(14,891,789)	$6,088,705

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	12,292	-	12,292

Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	2,000	12,011,548	12,012	20,842,834	(14,951,480)	5,905,366

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,744	-	5,744

Net loss	-	-	-	-	-	(18,927)	(18,927)

Balance, June 30, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,848,578	$(14,970,407)	$5,892,183

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,259	$(115,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	181,486	181,424
Amortization expense	9,450	-
Stock-based compensation	52,000	24,200
Stock option expense	21,909	18,036
Gain on sale of rental property	(51,944)	-
Change in operating assets and liabilities:
Accounts receivable	(145,479)	(1,232)
Deferred rent receivable	4,493	(88,750)
Prepaid expenses and other assets	79,962	52,397
Accounts payable	74,731	8,152
Accrued expenses	9,191	(3,730)
Accrued expenses- related parties	600	600
Deferred revenues	4,000	(500)
Security deposits payable	2,750	(2,668)

NET CASH PROVIDED BY OPERATING ACTIVITIES	284,408	72,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	(100,000)
Purchase of rental property improvements	(7,135)	(9,565)
Purchase of property and equipment	(2,624)	-
Net proceeds from sale of rental property	322,332	-
Investment in joint ventures	(165,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	47,573	(109,565)

NET INCREASE (DECREASE) IN CASH	331,981	(37,333)

CASH, beginning of period	699,335	639,781

CASH, end of period	$1,031,316	$602,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$60,000	$60,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$37,800	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

 NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a leading real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and PropTech Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021 (See Note 7).

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 (See Note 7).

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
JUNE 30, 2021

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2021 and 2020 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenants amounted to $588,462 and $580,946, respectively, which represents 65.7% and 95.6% of the Company’s total revenues, respectively (see Note 3).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2021 and December 31, 2020. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2021 and December 31, 2020, the Company had approximately $781,000 and $449,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the six months ended June 30, 2021 and 2020, the Company did not record any allowances for doubtful accounts.

Investment in Joint Ventures

The Company has equity investments in various privately held entities. The Company accounts for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and adjusted each period for its share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The Company evaluates its investments in these entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity method of accounting. If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its condensed consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2021 and 2020, the Company did not record any impairment losses.

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

Brokerage revenues primarily consist of real estate sales commissions and are recognized upon the successful completion of all required services which is when escrow closes. In accordance with the guidelines established for reporting revenue gross as a principal versus net as an agent in ASC Topic 606, the Company records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, the Company is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Brokerage revenues that are payable upon payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) per common share - basic:
Net income (loss)	$112,597	$(18,927)	$41,259	$(115,697)
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income (loss) allocated to common stockholders	$112,594	$(18,927)	$41,259	$(115,697)
Weighted average common shares outstanding – basic	12,200,889	12,011,548	12,134,037	12,007,922
Net income (loss) per common share – basic	$0.01	$(0.00)	$0.00	$(0.01)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$112,597	$(18,927)	$41,259	$(115,697)
Add: interest of convertible debt	30,300	-	60,600	-
Numerator for income (loss) per common share – diluted	$142,894	$(18,927)	$101,859	$(115,697)
Weighted average common shares outstanding – diluted	12,604,889	12,011,548	12,538,037	12,007,922
Net income (loss) per common share – diluted	$0.01	$(0.00)	$0.00	$(0.01)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2021 and 2020.

	June 30,
	2021	2020
Convertible debt	404,000	404,000
Stock options	1,450,000	1,415,000
	1,854,000	1,819,000

Segment reporting

The Company’s business is comprised of one reportable segment. The Company has determined that its properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties, and advisory and brokerage services related to commercial properties). The Company’s determination was based primarily on its method of internal reporting.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

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
JUNE 30, 2021

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

In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow will be in default under the Chino Valley Lease and Tempe Lease, as amended. As of June 30, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. As soon as the improved, rentable areas have received all required approvals for occupancy and commencement of operations, the Company and Broken Arrow expect to complete any appropriate amendments to the Lease Agreement.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended. As of June 30, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. As soon as the improved, rentable areas have received all required approvals for occupancy and commencement of operations, the Company and Broken Arrow expect to complete any appropriate amendments to the Lease Agreement.

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
JUNE 30, 2021

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

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 8).

As of June 30, 2021 and December 31, 2020, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2021 consists of the following:

Future annual base rent:
2021 (remainder of year)	$546,826
2022	1,093,653
2023	1,093,653
2024	1,093,653
2025	1,093,653
Thereafter	15,402,189
Total	$20,323,627

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended June 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $291,982 and $294,043, which represents 53.1% and 98.1% of the Company’s total revenues, respectively. For the six months ended June 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $588,462 and $580,946, which represents 65.7% and 96.2% of the Company’s total revenues, respectively.

On June 30, 2021 and December 31, 2020, accounts receivable from advisory services provided to the Significant Tenants amounted to $4,750 and $2,375, respectively. Further, as of June 30, 2021 and December 31, 2020 a deferred rent receivable of $169,264 and $173,757 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2021 and December 31, 2020, the Significant Tenants represented approximately 78.7% and 83.2% of the Company’s total assets, respectively. Through June 30, 2021, all rental payments have been made on a timely basis. As of June 30, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 8). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 8).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 4 – RENTAL PROPERTIES

On June 30, 2021 and December 31, 2020, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2021	December 31, 2020
Building and building improvements	5-39	$6,260,524	$6,260,524
Land	-	2,016,548	2,283,214
Rental properties, at cost		8,277,072	8,543,738
Less: accumulated depreciation		(1,694,899)	(1,516,302)
Rental properties, net		$6,582,173	$7,027,436

On June 1, 2021, the Company closed on the sale of its Gilbert, AZ property with a third party (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, the Company received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

For the three months ended June 30, 2021 and 2020, depreciation of rental properties amounted to $89,299 and $89,297, respectively. For the six months ended June 30, 2021 and 2020, depreciation of rental properties amounted to $178,596 and $178,338, respectively.

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
JUNE 30, 2021

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of June 30, 2021 and December 31, 2020, an allowance was not deemed necessary.

On June 30, 2021, convertible note receivable and interest receivable amounted to $200,000 and $4,203, respectively. On December 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $5,129, respectively.

On August 4, 2021, the A&R Debenture was amended (See Note 12).

NOTE 6 – INTANGIBLE ASSETS

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

On June 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	Useful life	June 30, 2021	December 31, 2020
Real estate brokerage materials and listing	1 year	$37,800	-
Less: accumulated amortization		(9,450)	-
		$28,350	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

For the three and six months ended June 30, 2021 and 2020, amortization of intangible assets amounted to $9,450 and $0, respectively.

NOTE 7 – INVESTMENT IN JOINT VENTURES

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date Acquired	Ownership %	June 30, 2021	December 31, 2020
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$75,000	$-
Zoneomics Green, LLC ( the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	-
Total investments in unconsolidated joint venture entities			$165,000	$-

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the three months ended June 30, 2021, the Company contributed $75,000 to Beakon.

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics.

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Joint Ventures as of June 30, 2021.

	Beakon	Zoneomics
Current assets:
Cash	$4,500	$89,985
Intangible assets	150.000	-
Total assets	$154,500	$89,985

Current liabilities	$-	$-
Non-current liabilities	-	-

Equity	154,500	89,985
Total liabilities and equity	$154,500	$89,985

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

	For the Three and Six Months Ended June 30, 2021
	Beakon	Zoneomics

Net sales	$-	$-
Operating expenses	(6,500)	15
Net loss	(6,500)	(15)

As of June 30, 2021, no loss from joint venture has been recorded since the Joint Ventures have just begun to operate and any loss was insignificant.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

As of June 30, 2021 and December 31, 2020, the principal balance due under the Abrams Debenture is $2,000,000.

As of June 30, 2021 and December 31, 2020, accrued interest payable due under the Abrams Debenture was $30,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $60,000.

NOTE 9 – RELATED PARTY TRANSACTION

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
JUNE 30, 2021

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

As of June 30, 2021 and December 31, 2020, the principal balance due under the McLaren Debenture is $20,000.

As of June 30, 2021 and December 31, 2020, accrued interest payable due under the McLaren Debenture was $4,800 and $4,200, respectively, which is included in accrued expenses – related party on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2021 and 2020, interest expense – related party amounted to $300. For the six months ended June 30, 2021 and 2020, interest expense – related party amounted to $600.

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2021 and December 31, 2020, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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
JUNE 30, 2021

(C) Shares issued for intangible assets

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

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2021, 200,000 stock option awards are outstanding and 100,000 options are exercisable under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards are outstanding and 75,000 options are exercisable under the 2016 Plan. As of June 30, 2021 and December 31, 2020, 9,800,000 and 9,925,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2021 and December 31, 2020, options to purchase 1,250,000 shares of common stock are outstanding and 1,150,000 options are exercisable pursuant to the 2014 Plan.

(E) Stock options

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

For the six months ended June 30, 2021 and 2020, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $21,909 and $18,036, respectively. As of June 30, 2021, there were 1,450,000 options outstanding and 1,250,000 options vested and exercisable. As of June 30, 2021, there was $56,930 of unvested stock-based compensation expense to be recognized through December 2030. The aggregate intrinsic value on June 30, 2021 was nil and was calculated based on the difference between the quoted share price on June 30, 2021 of $0.625 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	1,325,000	$0.99	4.85	$-
Granted	125,000	1.00	-	-
Balance Outstanding June 30, 2021	1,450,000	$0.99	4.80	$-
Exercisable, June 30, 2021	1,250,000	$0.99	4.37	-

Balance Non-vested at December 31, 2020	100,000	$1.00	-	$-
Granted	125,000	1.00	-	-
Vested during the period	(25,000)	1.00	-	-
Balance Non-vested at June 30, 2021	200,000	$1.00	7.5	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2021 and December 31, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
JUNE 30, 2021

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
JUNE 30, 2021

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

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2021, the Board of Directors of Zoned Properties, Inc. (the “Company”) appointed Berekk Blackwell to serve as the Company’s Chief Operating Officer, effective immediately. Initially, the Company will pay Mr. Blackwell an annual base salary of $120,000 for his services as Chief Operating Officer.

On July 1, 2021, the Company entered into a 12-month engagement with an individual to act as the Company’s Director of Real Estate. In connection with this engagement letter, on July 1, 2021, the Company granted the consultant an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was July 1, 2021 and the option expires on July 1, 2031. The option vests as to (i) 25,000 of such shares on July 1, 2021; and (ii) as to 10,000 of such shares on July 1, 2022 and each year thereafter through July 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 119%; risk-free interest rate of 1.48%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $69,677 and will record stock-based compensation expense over the vesting period.

On August 2, 2021, KCB issued to the Company a second amended and restated convertible debenture (the “Second A&R Debenture”). The Second A&R Debenture amends and restates in its entirety the A&R Debenture (see Note 5). Pursuant to the Second A&R Debenture, the Company and KCB agreed to revise certain terms in the A&R Debenture, as described below.

Right of Prepayment. KCB may prepay the Second A&R Debenture at any point after 18 months following the Issue Date, in whole or in part. However, if KCB elects to prepay the Second A&R Debenture prior to March 19, 2025 (the “Maturity Date”) or prior to any conversion in whole or in part, the Company will be entitled to receive a number of KCB Class B units (“Class B Units”), in addition to such prepayment amount, constituting 10% of the total outstanding KCB Units (as defined in KCB’s Limited Liability Company Operating Agreement (the “Operating Agreement”)), for the avoidance of doubt, being 10% of the total of KCB’s Class A units (“Class A Units”) and the Class B Units together, and 10% of the total Percentage Interest (as defined in the Operating Agreement) following such issuance and at the time of such issuance.

Voluntary Conversion. On or after six months from the Issue Date, the Company is entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under the Second A&R Debenture (the “Outstanding Amount”) into a number of Class B Units equal to the proportion of the Outstanding Amount being converted multiplied by the Conversion Percentage, as defined below). Should KCB default on payment hereof, the Company may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Second A&R Debenture. Conversion rights will terminate upon acceptance by the Company of payment in full of principal, accrued interest and any other amounts due under the Second A&R Debenture.

Conversion Percentage. The Conversion Percentage will be 33% of the total number of Units (for the avoidance of doubt, being 33% of the total of the Class A Units and the Class B Units together), issued and outstanding at the time of conversion, constituting 33% of the total Percentage Interest (the “Conversion Percentage”).

Right of Maturity Units. If (i) KCB does not elect to exercise its prepayment rights prior to the Maturity Date, and (ii) the Company does not elect to exercise its conversion rights, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Second A&R Debenture on the Maturity Date, then the Company will still be entitled to receive a number of Class B Units, in addition to such payment amount, constituting 8% of the total outstanding Units (for the avoidance of doubt, being 8% of the total of the Class A Units and the Class B Units together) and 8% of the total Percentage Interest (as such term is defined in the Second A&R Debenture) following such issuance and at the time of such issuance.

Apart from the terms described above, the terms of the Second A&R Debenture are substantially identical to the terms of the A&R Debenture, which are described in Note 5.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our annual report on Form 10-K as filed with the SEC on March 31, 2021.

Overview

Zoned Properties is a leading real estate development firm for emerging and highly regulated industries, including regulated cannabis. The company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and PropTech Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

On April 22, 2021, ZP Data Platform 1 LLC, a wholly owned subsidiary of the Company (“ZP Data”), entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the three months ended June 30, 2021, we contributed $75,000 to Beakon.

On May 1, 2021, we entered into a Limited Liability Company Operating Agreement (the “Zoneomics Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, we contributed $90,000 to Zoneomics.

For the three and six months ended June 30, 2021 and 2020, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

On June 1, 2021, we closed on the sale of our Gilbert, AZ property with a third party (the “Purchaser”) pursuant to which we agreed to sell, and the Purchaser agreed to purchase, the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, we received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

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

As of June 30, 2021, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial/ Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1

					Total Properties
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,812,563	-	6,878	1,819,441

Developed Land Area (Sq. Feet)	158,772	259,586	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	40,000	1,440	1,497	102,937

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of June 30, 2021	60,000	40,000	1,440	1,497	102,937

Annual Base Rent (*,**)
2021 (remainder of year)	$305,026	$196,800	$21,000	$24,000	$546,826
2022	610,053	393,600	42,000	48,000	1,093,653
2023	610,053	393,600	42,000	48,000	1,093,653
2024	610,053	393,600	42,000	48,000	1,093,653
2025	610,053	393,600	42,000	48,000	1,093,653
Thereafter	8,470,589	5,641,600	602,000	688,000	15,402,189
Total	$11,215,827	$7,412,800	$791,000	$904,000	$20,323,627

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2021	$9.8	$9.8	$29.2	$32.1
2022	$9.8	$9.8	$29.2	$32.1
2023	$9.8	$9.8	$29.2	$32.1
2024	$9.8	$9.8	$29.2	$32.1
2025	$9.8	$9.8	$29.2	$32.1

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

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

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

The Cole Memo and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memo has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. When she was a U.S. Senator, Vice President Kamala Harris was the lead sponsor of the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

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

As of June 30, 2021, 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

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

Pursuant to the terms of the several lease amendments our Significant Tenants, among other things, base rent base rent was abated from June 1, 2020 to July 31, 2020 on all of our Significant Tenant leases which decreased our cash flow from operation during the year ended December 31, 2020 by $179,000. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022, our Significant Tenants will invest a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley and Tempe prior to June 30, 2022. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. As of June 30, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. As soon as the improved, rentable areas have received all required approvals for occupancy and commencement of operations, the Company and Broken Arrow expect to complete any appropriate amendments to the Lease Agreement.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2021 and 2020.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2021 and 2020

Revenues

For the three and six months ended June 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent revenues	$294,972	$272,216	$587,161	$548,710
Advisory revenues	18,500	27,608	72,156	54,983
Brokerage revenues	236,592	-	236,592	-
Total revenues	$550,064	$299,824	$895,909	$603,693

For the three months ended June 30, 2021, total revenues amounted to $550,064, including Significant Tenants revenues of $291,982, as compared to $299,824, including Significant Tenant revenues of $294,043, for the three months ended June 30, 2020, an increase of $250,240, or 83.5%. For the six months ended June 30, 2021, total revenues amounted to $895,909, including Significant Tenants revenues of $588,462, as compared to $603,693, including Significant Tenant revenues of $580,946, for the six months ended June 30, 2020, an increase of $292,216, or 48.4%. For the three months ended June 30, 2021, the increase in revenues was attributable to an increase in rental revenue from our Significant Tenant of $22,756 and an increase in brokerage revenue of $236,592 related to commission earned on a real estate listing, offset by a decrease in advisory revenues of $9,108. For the six months ended June 30, 2021, the increase in revenues was attributable to an increase in rental revenue from our Significant Tenant of $38,451, an increase in brokerage revenue of $236,592 related to commission earned on a real estate listing, and an increase in advisory revenues of $17,173. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended June 30, 2021, operating expenses amounted to $410,411 as compared to $290,071 for the three months ended June 30, 2020, an increase of $120,340, or 41.5%. For the six months ended June 30, 2021, operating expenses amounted to $799,624 as compared to $660,642 for the six months ended June 30, 2020, an increase of $138,982, or 21.0%. For the three and six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Compensation and benefits	$64,166	$87,751	$195,310	$218,265
Professional fees	226,818	42,497	321,238	113,910
General and administrative expenses	49,931	48,018	101,409	105,114
Depreciation and amortization	100,189	90,841	190,936	181,425
Real estate taxes	21,251	20,964	42,675	41,928
Gain on sale of rental property	(51,944)	-	(51,944)	-
Total	$410,411	$290,071	$799,624	$660,642

●	For the three months ended June 30, 2021, compensation and benefit expense decreased by $23,585, or 26.9%, as compared to the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in compensation and benefits of $23,585. For the six months ended June 30, 2021, compensation and benefit expense decreased by $22,955, or 10.5%, as compared to the six months ended June 30, 2020. This decrease was attributable to a decrease in compensation and benefits of $54,628, offset by an increase in stock-based compensation of $31,673. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense and an increase in the value of shares issued for services.

●	For the three months ended June 30, 2021, professional fees increased by $184,321, or 433.7%, as compared to the three months ended June 30, 2020. This increase was primarily attributable to an increase in consulting fees of $37,563, an increase in public relations fees of $16,500, an increase in legal fees of $9,081, and an increase in commission fees of $124,741 primarily related to commission paid on brokerage revenues, offset by a decrease in accounting fees of $3,800. For the six months ended June 30, 2021, professional fees increased by $207,328, or 182.0%, as compared to the six months ended June 30, 2020. This increase was primarily attributable to an increase in consulting fees of $59,793, an increase in public relations fees of $23,000, an increase in legal fees of $3,851, and an increase in commission fees of $124,741 primarily related to commission paid on brokerage revenues, offset by a decrease in accounting fees of $4,042.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended June 30, 2021, general and administrative expenses increased by $1,913, or 4.0%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, general and administrative expenses decreased by $3,705, or 3.5%, as compared to the six months ended June 30, 2020.

●	For the three months ended June 30, 2021, depreciation expense increased by $9,348, or 10.3%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, depreciation expense increased by $9,511, or 5.2%, as compared to the six months ended June 30, 2020.

●	For the three months ended June 30, 2021, real estate taxes increased by $287, or 1.4%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, real estate taxes increased by $747, or 1.8%, as compared to the six months ended June 30, 2020.

●	For the three and six months ended June 30, 2021, we recorded a gain from the sale of our Gilbert property of $51,944. We did not record any gain or loss from the sale of rental property during the 2020 periods.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2021, income from operations amounted to $139,653 as compared to income from operations of $9,753 for the three months ended June 30, 2020, an increase of $129,900, or 1,331.9%. For the six months ended June 30, 2021, income from operations amounted to $96,285 as compared to a loss from operations of $(56,949) for the six months ended June 30, 2020, an increase of $153,234, or 269.1%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the three months ended June 30, 2021, total other expenses, net amounted to $27,059 as compared to total other expenses, net of $28,680, respectively, representing a decrease of $1,621, or 5.6%. This decrease was attributable to an increase in interest income of $1,621 attributable to interest earned on the convertible note receivable. For the six months ended June 30, 2021, total other expenses, net amounted to $55,026 as compared to total other expenses, net of $58,748, respectively, representing a decrease of $3,722, or 6.3%. This decrease was attributable to an increase in interest income of $3,722 attributable to interest earned on the convertible note receivable.

Net loss

As a result of the foregoing, for the three months ended June 30, 2021 and 2020, net income (loss) amounted to $112,594, or $0.01 per common share (basic) and $0.00 per common share (diluted), and $(18,927), or $(0.00) per common share (basic and diluted), respectively. For the six months ended June 30, 2021 and 2020, net income (loss) amounted to $41,259, or $0.00 per common share (basic) and $0.00 per common share (diluted), and $(115,697), or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,031,316 and $699,335 of cash as of June 30, 2021 and December 31, 2020, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

●	An increase in investments in joint ventures and other projects.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q. Other than revenue received from the lease of our rental properties, from advisory fees, and from brokerage revenues, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, to assure we have sufficient working capital for our ongoing operations and debt obligations, and to invest in new joint venture and other projects.

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

As discussed in the Overview section and elsewhere, during the three months ended June 30, 2021, we contributed $75,000 to the Beakon joint venture and we contributed $90,000 to the Zoneomics joint venture.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2021 and December 31, 2020, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2021 and December 31, 2020, these Significant Tenants represented approximately 78.7% and 83.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Six Months Ended June 30, 2021 and June 30, 2020

Net cash flow provided by operating activities was $284,408 for the six months ended June 30, 2021, as compared net cash flow provided by operating activities of $72,232 for the six months ended June 30, 2020, representing an increase of $212,176.

●	Net cash flow provided by operating activities for the six months ended June 30, 2021 primarily reflected net income of $41,259 adjusted for the add-back of non-cash items consisting of depreciation of $181,486, amortization expense of $9,450, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $21,909, and a gain on sale of rental property of $(51,944), offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $145,479, a decrease in prepaid expenses of $79,962, an increase in accounts payable of $74,731, increase in accrued expenses of $9,191, an increase in deferred revenues of $4,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2020 primarily reflected net loss of $115,697 adjusted for the add-back of non-cash items consisting of depreciation of $181,424, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $18,036, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $52,397, and an increase in accounts payable of $8,152, offset by an increase in deferred rent receivable of $88,750 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

During the six months ended June 30, 2021, net cash flow provided by investing activities amounted to $47,573 as compared to net cash used in investing activities of $109,565, a positive change of $157,138. During the six months ended June 30, 2021, cash provided by investing activities was attributable to proceeds from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000 as discussed above, cash used in the improvement of rental properties of $7,135, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $165,000. During the six months ended June 30, 2020, net cash flow used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above and cash used in the improvement of rental properties of $9,565.

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

The following tables summarize our contractual obligations as of June 30, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$20	$-	$-	$2,000
Interest on convertible notes	1,066	156	240	240	430
Total	$3,086	$176	$240	$240	$2,430

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

Investment in Joint Ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. We evaluate our investments in these entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity method of accounting. If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

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

Brokerage revenues primarily consists of real estate sales commissions and are recognized upon the successful completion of all required services have been performed which is when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Topic 606, the Company records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, the Company is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Brokerage revenue that are payable upon payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), as updated from time to time. However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in the 2020 10-K, as updated from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name of Person or Entity	Nature of Each Offering	Number of Shares Offered	Amount Paid to the Issuer	Trading Status of the Shares	Legend
4/1/2021	Joseph Lewis	Section 4(a)(2)	60,000	Intangible assets acquired	Restricted	Yes

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 12, 2021	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)