Form 10-Q
period 2021-09-30
Zoned Properties, Inc.
filed 2021-11-10
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒No

As of November 10, 2021, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash	$1,090,682	$699,335
Accounts receivable	23,575	4,988
Deferred rent receivable	167,016	173,757
Rental properties, net	6,528,082	7,027,436
Prepaid expenses and other assets	35,152	104,062
Convertible note receivable	200,000	100,000
Property and equipment, net	15,345	17,059
Intangible asset, net	18,900	-
Investment in joint ventures	160,979	-
Security deposits	1,100	1,100

Total Assets	$8,240,831	$8,127,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	8,148	-
Accrued expenses	108,533	92,750
Accrued expenses - related party	5,100	4,200
Deferred revenues	9,937	3,250
Security deposits payable	71,800	71,800

Total Liabilities	2,223,518	2,192,000

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 ($1.00 per share liquidation preference)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 and 12,011,548 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	12,202	12,012
Additional paid-in capital	20,990,395	20,854,773
Accumulated deficit	(14,987,284)	(14,933,048)

Total Stockholders’ Equity	6,017,313	5,935,737

Total Liabilities and Stockholders’ Equity	$8,240,831	$8,127,737

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES:
Rental revenues	$314,677	$284,897	$901,838	$833,607
Advisory revenues	3,188	17,875	75,344	72,858
Brokerage revenues	69,500	-	306,092	-

Total revenues	387,365	302,772	1,283,274	906,465

OPERATING EXPENSES:
Compensation and benefits	126,868	59,418	322,178	277,683
Professional fees	147,909	35,700	469,147	149,610
General and administrative expenses	46,849	42,279	148,258	147,393
Depreciation	98,214	90,661	289,150	272,086
Real estate taxes	20,976	20,963	63,651	62,891
Gain on sale of rental property	-	-	(51,944)	-

Total operating expenses	440,816	249,021	1,240,440	909,663

(LOSS) INCOME FROM OPERATIONS	(53,451)	53,751	42,834	(3,198)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(90,000)	(90,000)
Interest expenses - related party	(300)	(300)	(900)	(900)
Interest income	3,277	1,638	8,851	3,490
Loss from joint ventures	(15,021)	-	(15,021)	-

Total other expenses, net	(42,044)	(28,662)	(97,070)	(87,410)

(LOSS) INCOME BEFORE INCOME TAXES	(95,495)	25,089	(54,236)	(90,608)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(95,495)	$25,089	$(54,236)	$(90,608)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.00	$(0.00)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,201,548	12,011,548	12,166,786	12,009,139
Diluted	12,201,548	12,011,548	12,166,786	12,009,139

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net loss	-	-	-	-	-	(71,335)	(71,335)

Balance, March 31, 2021	2,000,000	2,000	12,141,548	12,142	20,922,465	(15,004,383)	5,932,224

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock based compensation related to stock options issued	-	-	-	-	6,087	-	6,087

Net income	-	-	-	-	-	112,594	112,594

Balance, June 30, 2021	2,000,000	2,000	12,201,548	12,202	20,966,292	(14,891,789)	6,088,705

Accretion of stock based compensation related to stock options issued	-	-	-	-	24,103	-	24,103

Net loss	-	-	-	-	-	(95,495)	(95,495)

Balance, September 30, 2021	2,000,000	$2,000	12,201,548	$12,202	$20,990,395	$(14,987,284)	$6,017,313

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	12,292	-	12,292

Net loss	-	-	-	-	-	(96,770)	(96,770)

Balance, March 31, 2020	2,000,000	2,000	12,011,548	12,012	20,842,834	(14,951,480)	5,905,366

Accretion of stock based compensation related to stock options issued	-	-	-	-	5,744	-	5,744

Net loss	-	-	-	-	-	(18,927)	(18,927)

Balance, June 30, 2020	2,000,000	2,000	12,011,548	12,012	20,848,578	(14,970,407)	5,892,183

Accretion of stock based compensation related to stock options issued	-	-	-	-	1,774	-	1,774

Net loss	-	-	-	-	-	25,089	25,089

Balance, September 30, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,850,352	$(14,945,318)	$5,919,046

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,236)	$(90,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	270,250	272,086
Amortization expense	18,900	-
Stock-based compensation	52,000	24,200
Stock option expense	46,012	19,810
Gain on sale of rental property	(51,944)	-
Loss on joint ventures	15,021	-
Change in operating assets and liabilities:
Accounts receivable	(18,587)	(1,205)
Deferred rent receivable	6,741	(176,004)
Prepaid expenses and other assets	68,910	(14,954)
Accounts payable	8,148	880
Accrued expenses	16,447	16,783
Accrued expenses - related parties	900	900
Deferred revenues	6,687	(750)
Security deposits payable	2,750	(2,668)

NET CASH PROVIDED BY OPERATING ACTIVITIES	387,999	48,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	(100,000)
Purchase of rental property improvements	(40,360)	(9,565)
Purchase of property and equipment	(2,624)	(923)
Net proceeds from sale of rental property	322,332	-
Investment in joint ventures	(176,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,348	(110,488)

NET INCREASE (DECREASE) IN CASH	391,347	(62,018)

CASH, beginning of period	699,335	639,781

CASH, end of period	$1,090,682	$577,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$120,000	$90,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$37,800	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company renamed the corporation, Zoned Properties, Inc., and shifted its business model during the first quarter of 2014. The Company is now a real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and PropTech Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Zoned Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data”) was organized in the State of Arizona on April 14, 2021.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants pursuant to state and local government requirements. At this time, the Company does not foresee any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of September 30, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2021 and 2020 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the nine months ended September 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenants amounted to $899,525 and $878,759, respectively, which represents 70.1% and 96.9% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2021 and December 31, 2020. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2021 and December 31, 2020, the Company had approximately $690,000 and $449,000, respectively, of cash in excess of FDIC limits of $250,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the nine months ended September 30, 2021 and 2020, the Company did not record any allowances for doubtful accounts.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its unaudited condensed consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the nine months ended September 30, 2021 and 2020, the Company did not record any impairment losses.

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

SEPTEMBER 30, 2021

The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Revenue recognition

The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss (income) per common share - basic:
Net (loss) income	$(95,495)	$25,089	$(54,236)	$(90,608)
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net (loss) income allocated to common stockholders	$(95,495)	$25,089	$(54,236)	$(90,608)
Weighted average common shares outstanding – basic	12,201,548	12,011,548	12,166,786	12,009,139
Net (loss) income per common share – basic	$(0.01)	$0.00	$(0.00)	$(0.01)

(Loss) income per common share - diluted:
Net (loss) income allocated to common shareholders – basic	$(95,495)	$25,089	$(54,236)	$(90,608)
Add: interest of convertible debt	-	-	-	-
Numerator for (loss) income per common share – diluted	$(95,495)	$25,089	$(54,236)	$(90,608)
Weighted average common shares outstanding – diluted	12,201,548	12,011,548	12,166,786	12,009,139
Net (loss) income per common share – diluted	$(0.01)	$0.00	$(0.00)	$(0.01)

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2021 and 2020.

	September 30,
	2021	2020
Convertible debt	404,000	404,000
Stock options	1,575,000	1,325,000
	1,979,000	1,729,000

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based .

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

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, Inc. (“CJK”), to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). As of September 30, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, as amended (the “Chino Valley Lease”), effective September 1, 2021.

Pursuant to the terms of the Chino Valley Lease, the parties previously agreed that between May 31, 2020 and May 31, 2022 (the “Improvement Period”), Broken Arrow would and/or Broken Arrow would cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements in and to the property that is the subject of the Chino Valley Lease. The parties also previously agreed that the base rental payments under the Chino Valley Lease would increase commensurate to any and all expanded and operational square footage on the premises by calculating the fixed rate of $0.82 per square foot per month by the new operational square footage. Broken Arrow has now satisfied its contractual obligation regarding these capital improvements.

Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage of the operational space. In addition, the parties agreed that additional space will become operational in the forthcoming months, which will require an additional lease amendment to be executed and causing the rental payment to increase to $79,795 base rental payment monthly, plus additional payments for rental and property tax.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Tempe

On May 1, 2018, Zoned Arizona and CJK agreed to terminate the prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

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

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended. As of September 30, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. As soon as the improved, rentable areas have received all required approvals for occupancy and commencement of operations, the Company and Broken Arrow expect to complete any appropriate amendments to the Lease Agreement.

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

SEPTEMBER 30, 2021

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

As of September 30, 2021 and December 31, 2020, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of September 30, 2021 consists of the following:

Future annual base rent:
2021 (remainder of year)	$340,488
2022	1,362,393
2023	1,362,393
2024	1,362,393
2025	1,362,393
Thereafter	19,254,129
Total	$25,044,189

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended September 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $311,065 and $297,793, which represents 80.3% and 98.4% of the Company’s total revenues, respectively. For the nine months ended September 30, 2021 and 2020, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $899,525 and $878,759, which represents 70.1% and 96.9% of the Company’s total revenues, respectively.

On September 30, 2021 and December 31, 2020, accounts receivable from advisory services provided to the Significant Tenants amounted to $1,437 and $2,375, respectively. Further, as of September 30, 2021 and December 31, 2020 a deferred rent receivable of $167,016 and $173,757 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company had an asset concentration related to the Significant Tenants. As of September 30, 2021 and December 31, 2020, the Significant Tenants represented approximately 79.2% and 84.32% of the Company’s total assets, respectively. Through September 30, 2021, all rental payments have been made on a timely basis. As of September 30, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 8). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 8).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 4 – RENTAL PROPERTIES

On September 30, 2021 and December 31, 2020, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2021	December 31, 2020
Building and building improvements	5-39	$6,293.748	$6,260,524
Land	-	2,016,548	2,283,214
Rental properties, at cost		8,310,296	8,543,738
Less: accumulated depreciation		(1,782,214)	(1,516,302)
Rental properties, net		$6,528,082	$7,027,436

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

For the three months ended September 30, 2021 and 2020, depreciation of rental properties amounted to $87,316 and $89,298, respectively. For the nine months ended September 30, 2021 and 2020, depreciation of rental properties amounted to $265,912 and $267,636, respectively.

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

SEPTEMBER 30, 2021

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

On August 2, 2021, KCB issued to the Company a second amended and restated convertible debenture (the “Second A&R Debenture”). The Second A&R Debenture amends and restates in its entirety the A&R Debenture. Pursuant to the Second A&R Debenture, the Company and KCB agreed to revise certain terms in the A&R Debenture, as described below.

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

Apart from the terms described above, the terms of the Second A&R Debenture are substantially identical to the terms of the A&R Debenture.

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of September 30, 2021 and December 31, 2020, an allowance was not deemed necessary.

On September 30, 2021, convertible note receivable and interest receivable amounted to $200,000 and $7,480, respectively. On December 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $5,129, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On September 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
Real estate brokerage materials and listing	1 year	$37,800	-
Less: accumulated amortization		(18,900)	-
		$18,900	$-

For the three and nine months ended September 30, 2021, amortization of intangible assets amounted to $9,450 and $18,900, respectively.

NOTE 7 – INVESTMENT IN JOINT VENTURES

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date Acquired	Ownership %	September 30, 2021	December 31, 2020
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-
Zoneomics Green, LLC ( the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	-
Total investments in unconsolidated joint venture entities			$176,000	$-

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the nine months ended September 30, 2021, the Company contributed $86,000 to Beakon.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following represents summarized financial information derived from the unaudited financial statements of the Beakon and Zoneomics Joint Ventures, respectively, as of September 30, 2021.

	Beakon	Zoneomics
Current assets:
Cash	$5,440	$76,518
Intangible assets	150,000	-
Total assets	$155,440	$76,518

Current liabilities	$-	$-
Non-current liabilities	-	-

Equity	155,440	76,518
Total liabilities and equity	$155,440	$76,518

	For the Nine Months Ended September 30, 2021
	Beakon	Zoneomics

Net sales	$-	$-
Operating expenses	(16,560)	(13,482)
Net loss	(16,560)	(13,482)

During the three and nine months ended September 30, 2021, the Company recorded a loss from joint venture of $15,021 which represents the Company’s proportionate share of losses from its joint ventures..

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

SEPTEMBER 30, 2021

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

As of September 30, 2021 and December 31, 2020, the principal balance due under the Abrams Debenture is $2,000,000.

As of September 30, 2021 and December 31, 2020, accrued interest payable due under the Abrams Debenture was $0 and $30,000, respectively, which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $30,000. For the nine months ended September 30, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $90,000.

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

As of September 30, 2021 and December 31, 2020, the principal balance due under the McLaren Debenture is $20,000.

As of September 30, 2021 and December 31, 2020, accrued interest payable due under the McLaren Debenture was $5,100 and $4,200, respectively, which is included in accrued expenses – related party on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2021 and 2020, interest expense – related party amounted to $300. For the nine months ended September 30, 2021 and 2020, interest expense – related party amounted to $900.

On August 23, 2021, the Company entered into indemnification agreements with each of its directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director and officer to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director and officer for the Company. Additionally, the Company shall advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. In August 2021, the Company did not renew its officers and directors insurance.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of September 30, 2021 and December 31, 2020, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

2021

On January 31, 2021, the Company issued an aggregate of 130,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $52,000 using the quoted per share price on the date of grant of $0.40. In connection with these grants, in January 2021, the Company recorded stock-based compensation expense of $52,000 which is included in compensation and benefits on the unaudited condensed consolidated statements of operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of September 30, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards were outstanding and 75,000 options were exercisable under the 2016 Plan. As of September 30, 2021 and December 31, 2020, 9,675,000 and 9,925,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of September 30, 2021 and December 31, 2020, options to purchase 1,250,000 shares of common stock are outstanding and 1,150,000 options are exercisable pursuant to the 2014 Plan.

(E) Stock options

On January 1, 2021, the Company granted a consultant, now Chief Operating Officer of the Company as of July 1, 2021, an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 1, 2021 and the option expires on January 1, 2031. The option vests as to (i) 25,000 of such shares on January 1, 2021; and (ii) as to 10,000 of such shares on January 1, 2022 and each year thereafter through January 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 117%; risk-free interest rate of 0.93%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $48,677 and will record stock-based compensation expense over the vesting period.

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

For the nine months ended September 30, 2021 and 2020, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $46,012 and $19,810, respectively. As of September 30, 2021, there were 1,575,000 options outstanding and 1,275,000 options vested and exercisable. As of September 30, 2021, there was $102,503 of unvested stock-based compensation expense to be recognized through December 2030. The aggregate intrinsic value on September 30, 2021 was nil and was calculated based on the difference between the quoted share price on September 30, 2021 of $0.625 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	1,325,000	$0.99	4.85	$-
Granted	250,000	1.00	-	-
Balance Outstanding September 30, 2021	1,575,000	$0.99	4.96	$-
Exercisable, September 30, 2021	1,275,000	$0.99	4.37	-

Balance Non-vested at December 31, 2020	100,000	$1.00	-	$-
Granted	250,000	1.00	-	-
Vested during the period	(50,000)	1.00	-	-
Balance Non-vested at September 30, 2021	300,000	$1.00	8.1	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado, a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheet as of December 31, 2020. In January 2021, the Parachute Agreement was mutually terminated, and the refundable deposit was returned to the Company.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2021 and December 31, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

401(k) Plan

On September 29 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company will contribute a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. During the three and nine month period ended September 30, 2021, the Company did not make any contributions into the Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 31, 2021.

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

On April 22, 2021, ZP Data Platform 1 LLC, a wholly owned subsidiary of the Company (“ZP Data”), entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the nine months ended September 30, 2021, we contributed $86,000 to Beakon.

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

For the three and nine months ended September 30, 2021 and 2020, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

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

As of September 30, 2021, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1

					Total Properties
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,812,563	-	6,878	1,819,441

Developed Land Area (Sq. Feet)	158,772	259,586	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	67,312	1,440	1,497	130,249

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of September 30, 2021	60,000	67,312	1,440	1,497	130,249

Annual Base Rent (*,**)

2021 (remainder of year)	$152,403	$165,585	$10,500	$12,000	$340,488
2022	610,053	662,340	42,000	48,000	1,362,393
2023	610,053	662,340	42,000	48,000	1,362,393
2024	610,053	662,340	42,000	48,000	1,362,393
2025	610,053	662,340	42,000	48,000	1,362,393
Thereafter	8,470,589	9,493,540	602,000	688,000	19,254,129
Total	$11,063,204	$12,308,485	$780,500	$892,000	$25,044,189

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2021	$9.8	$9.8	$29.2	$32.1
2022	$9.8	$9.8	$29.2	$32.1
2023	$9.8	$9.8	$29.2	$32.1
2024	$9.8	$9.8	$29.2	$32.1
2025	$9.8	$9.8	$29.2	$32.1

The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes.

The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the U.S. Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug cannabidiol (“CBD”), a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

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

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a new memorandum (the “Sessions Memo”) which rescinded the Cole Memo. The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

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

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Act (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by former President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, former President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

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

As of September 30, 2021, 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use. In July 2021, Virginia became the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

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

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in our Annual Report for the year ended December 31, 2020, as filed with the SEC, there are significant risks associated with our business.

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

Pursuant to the terms of the several lease amendments our Significant Tenants, among other things, base rent base rent was abated from June 1, 2020 to July 31, 2020 on all of our Significant Tenant leases, which decreased our cash flow from operations during the year ended December 31, 2020 by $179,000. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022, our Significant Tenants will invest a combined total of at least $8,000,000 in improvements in and to the properties in Chino Valley and Tempe prior to June 30, 2022. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. As of September 30, 2021, the Company’s Significant Tenants have completed improvements to the facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. Effective September 1, 2021, the Company and Broken Arrow completed amendments to the Chino Valley Lease Agreement.

Also, in the Third Chino Valley Amendment, the parties acknowledged that the premises had received approval for a plan that authorizes additional operational square footage that can be constructed. If built to currently approved capacity, the rental payments would increase to $128,995 base rental payment monthly, plus additional rental payments. However, Broken Arrow is under no contractual obligation to complete this additional expansion.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in our portfolio are open to our Significant Tenants pursuant to state and local government requirements. We did not experience in 2020, and we do not foresee in 2021, any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.  At this time, we are unable to estimate the impact of this event on our operations.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2021 and 2020.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

For the three and nine months ended September 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent revenues	$314,677	$284,897	$901,838	$833,607
Advisory revenues	3,188	17,875	75,344	72,858
Brokerage revenues	69,500	-	306,092	-
Total revenues	$387,365	$302,772	$1,283,274	$906,465

For the three months ended September 30, 2021, total revenues amounted to $387,365, including Significant Tenants revenues of $311,065, as compared to $302,772, including Significant Tenant revenues of $297,793, for the three months ended September 30, 2020, an increase of $84,593, or 27.9%. For the nine months ended September 30, 2021, total revenues amounted to $1,283,274, including Significant Tenants revenues of $899,525, as compared to $906,465, including Significant Tenant revenues of $878,759, for the nine months ended September 30, 2020, an increase of $376,809, or 41.6%. For the three months ended September 30, 2021, the increase in revenues was attributable to an increase in rental revenue from our Significant Tenant of $29,780 and an increase in brokerage revenue of $69,500 related to commission earned on a real estate listing, offset by a decrease in advisory revenues of $14,687. For the nine months ended September 30, 2021, the increase in revenues was attributable to an increase in rental revenue from our Significant Tenant of $68,231, an increase in brokerage revenue of $306,092 related to commission earned on real estate listings, and an increase in advisory revenues of $2,486. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended September 30, 2021, operating expenses amounted to $440,816 as compared to $249,021 for the three months ended September 30, 2020, an increase of $191,795, or 77.0%. For the nine months ended September 30, 2021, operating expenses amounted to $1,240,440 as compared to $909,663 for the nine months ended September 30, 2020, an increase of $330,777, or 36.4%. For the three and nine months ended September 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation and benefits	$126,868	$59,418	$322,178	$277,683
Professional fees	147,909	35,700	469,147	149,610
General and administrative expenses	46,849	42,279	148,258	147,393
Depreciation and amortization	98,214	90,661	289,150	272,086
Real estate taxes	20,976	20,963	63,651	62,891
Gain on sale of rental property	-	-	(51,944)	-
Total	$440,816	$249,021	$1,240,440	$909,663

●	For the three months ended September 30, 2021, compensation and benefit expense increased by $67,450, or 113.5%, as compared to the three months ended September 30, 2020. This increase was primarily attributable to an increase in stock-based compensation of $22,329 related to stock options issued and an increase in compensation and benefits of $45,121 related to the hiring of additional personnel. For the nine months ended September 30, 2021, compensation and benefit expense increased by $44,495, or 16.0%, as compared to the nine months ended September 30, 2020. This increase was attributable to an increase in stock-based compensation of $54,002, offset by a decrease in compensation and benefits of $9,507. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense and an increase in the value of shares issued for services.

●	For the three months ended September 30, 2021, professional fees increased by $112,209, or 314.3%, as compared to the three months ended September 30, 2020. This increase was primarily attributable to an increase in consulting fees of $36,330, an increase in public relations fees of $18,410, an increase in legal fees of $12,556, and an increase in commission fees of $44,913 primarily related to commission paid on brokerage revenues. For the nine months ended September 30, 2021, professional fees increased by $319,537, or 213.6%, as compared to the nine months ended September 30, 2020. This increase was primarily attributable to an increase in consulting fees of $96,122, an increase in public relations fees of $41,410, an increase in legal fees of $16,408, and an increase in commission fees of $169,653 primarily related to commission paid on brokerage revenues, offset by a decrease in accounting fees of $4,042.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the three months ended September 30, 2021, general and administrative expenses increased by $4,570, or 10.8%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses increased by $865, or 0.6%, as compared to the nine months ended September 30, 2020.

●	For the three months ended September 30, 2021, depreciation expense increased by $7,553, or 8.3%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, depreciation expense increased by $17,064, or 6.3%, as compared to the nine months ended September 30, 2020.

●	For the three months ended September 30, 2021, real estate taxes increased by $13, or less than 1.0%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, real estate taxes increased by $760, or 1.2%, as compared to the nine months ended September 30, 2020.

●	For the nine months ended September 30, 2021, we recorded a gain from the sale of our Gilbert property of $51,944. We did not record any gain or loss from the sale of rental property during the 2020 periods.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2021, loss from operations amounted to $(53,451) as compared to income from operations of $53,751 for the three months ended September 30, 2020, a decrease of $107,202, or 199.4%. For the nine months ended September 30, 2021, income from operations amounted to $42,834 as compared to a loss from operations of $(3,198) for the nine months ended September 30, 2020, an increase of $46,032, or 1,439.4%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the three months ended September 30, 2021, total other expenses, net amounted to $42,044 as compared to total other expenses, net of $28,662, respectively, representing an increase of $13,382, or 46.7%. This increase was attributable to an increase in loss from joint ventures of $15,021, offset by an increase in interest income of $1,639 attributable to interest earned on the convertible note receivable.  For the nine months ended September 30, 2021, total other expenses, net amounted to $97,070 as compared to total other expenses, net of $87,410, respectively, representing an increase of $9,660, or 11.1%. This increase was attributable to an increase in loss from joint ventures of $15,021, offset by an increase in interest income of $5,361 attributable to interest earned on the convertible note receivable.

Net (loss) income

As a result of the foregoing, for the three months ended September 30, 2021 and 2020, net (loss) income amounted to $(95,495), or $(0.01) per common share (basic and diluted), and $25,089, or $0.00 per common share (basic and diluted), respectively. For the nine months ended September 30, 2021 and 2020, net loss amounted to $(54,236), or $(0.00) per common share (basic and diluted), and $(90,608), or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,090,682 and $699,335 of cash as of September 30, 2021 and December 31, 2020, respectively.

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

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q. Other than revenue received from the lease of our rental properties, from advisory fees, and from brokerage revenues, we presently have no other significant alternative source of working capital.

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

On August 2, 2021, KCB issued to the Company a second amended and restated convertible debenture (the “Second A&R Debenture”). The Second A&R Debenture amends and restates in its entirety the A&R Debenture. Pursuant to the Second A&R Debenture, the Company and KCB agreed to revise certain terms in the A&R Debenture, as described below.

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

Apart from the terms described above, the terms of the Second A&R Debenture are substantially identical to the terms of the A&R Debenture.

As discussed in the Overview section and elsewhere, during the three months ended September 30, 2021, we contributed $86,000 to the Beakon joint venture and we contributed $90,000 to the Zoneomics joint venture.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of September 30, 2021 and December 31, 2020, we had an asset concentration related to our Significant Tenant leases. As of September 30, 2021 and December 31, 2020, these Significant Tenants represented approximately 79.2% and 84.3% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, since such audited financial statements represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Nine Months ended September 30, 2021 and September 30, 2020

Net cash flow provided by operating activities was $387,999 for the nine months ended September 30, 2021, as compared net cash flow provided by operating activities of $48,470 for the nine months ended September 30, 2020, representing an increase of $339,529.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2021 primarily reflected a net loss of $54,236 adjusted for the add-back of non-cash items consisting of depreciation of $270,250, amortization expense of $18.900, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $46,012, a gain on sale of rental property of $(51,944), and a loss from joint ventures of $15,021, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $18,587, a decrease in prepaid expenses of $68,910, an increase in accounts payable of $8,148, an increase in accrued expenses of $16,447, an increase in deferred revenues of $6,687.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2020 primarily reflected net loss of $90,608 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $272,086, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $19,810, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent receivable of $176,004 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

During the nine months ended September 30, 2021, net cash flow provided by investing activities amounted to $3,348 as compared to net cash used in investing activities of $110,488, a positive change of $113,836. During the nine months ended September 30, 2021, cash provided by investing activities was attributable to proceeds from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000 as discussed above, cash used in the improvement of rental properties of $40,360, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $176,000. During the nine months ended September 30, 2020, net cash flow used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above, cash used in the improvement of rental properties of $9,565 and cash used for the purchase of property and equipment of $923.

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

The following tables summarize our contractual obligations as of September 30, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$20	$-	$-	$2,000
Interest on convertible notes	1,006	126	240	240	400
Total	$3,026	$146	$240	$240	$2,400

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2021).

10.2	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on August 23, 2021 and effective September 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2021).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc.
(Registrant)

Date: November 10, 2021	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)