Form 10-K
period 2021-12-31
Zoned Properties, Inc.
filed 2022-03-24
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8360 E. Raintree Drive, #230, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 360-8839

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.615 per share of common stock as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,508,789.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,201,548 shares of common stock are issued and outstanding as of March 24, 2022.

Documents Incorporated by Reference

None

ZONED PROPERTIES, INC.

i

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries, Gilbert Property Management, LLC, Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, Zoned Oregon Properties, LLC, Zoned Colorado Properties, LLC, Zoned Illinois Properties, LLC, Zoned Arizona Properties, LLC, Zoned Advisory Services, LLC, Zoned Properties Brokerage, LLC, and ZP Data Platform 1, LLC as the context may require.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and Property Technology (“PropTech”) Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC was organized in the State of Oregon on June 16, 2015 and is currently inactive.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015 and is currently inactive.

●	Zoned Illinois Properties, LLC (“Zoned Illinois”) was organized in the State of Illinois on July 15, 2015 and is currently inactive.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Zoned Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data”) was organized in the State of Arizona on April 14, 2021.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and their customers and will remain open pursuant to state and local government requirements. The Company did not experience in 2020 or 2021 and does not foresee in 2022, any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Our Business

We are a real estate development firm for emerging and highly regulated industries, including regulated cannabis. We are redefining the approach to commercial real estate investment through our integrated growth services. Headquartered in Scottsdale, Arizona, we have developed a full spectrum of integrated growth services to support our real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and PropTech Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, we are addressing the specific needs of a modern market in highly regulated industries. We are an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We are in the process of developing and expanding multiple business divisions; including an advisory services division, a licensed commercial real estate brokerage division, a real estate division focused on franchise services, a real estate division focused on property technology data for real estate, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities in order to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

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

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and/or building space at all four of the properties in our portfolio. These properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

On June 1, 2021, we closed on the sale of our Gilbert, AZ property with a third party (the “Purchaser”) pursuant to which we agreed to sell, and the Purchaser agreed to purchase, the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, we received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

There are significant challenges that take place when zoning, permitting, and developing real estate with facilities that intend to operate within a regulated industry, including the regulated cannabis industry. Each state and local jurisdiction may adopt specific zoning and permitting regulations that may be unique compared to alternative jurisdictions. The Company has gained valuable knowledge and developed best practices in this area by successfully completing project for third party clients across the country in multiple state and our own major projects in the state of Arizona, a highly regulated market for the regulated cannabis industry. The Company intends to replicate this business model across the nation as markets mature and rules and regulations are established.

The process for obtaining zoning authorizations and permitting for a regulated cannabis facility can take months or sometimes years to complete. The process primarily involves working directly with the local government representatives following state-level legalization. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning codes and regulations. The Company has been involved with local representatives for each of the properties currently held in our portfolio and on behalf of third-part client properties across the nation. For example, the Company worked directly with local representatives in Tempe, Arizona to update the local zoning code that regulates licensed cannabis facilities. The successfully adoption of these code amendments directly impact the continued development of any licensed cannabis facilities that operate within municipal limits.

In the event a property is not currently zoned correctly or does not currently allow permitted use as a regulated cannabis facility, we may work with local authorities to rezone the property or seek changes to existing zoning codes or permitted uses. Our efforts may not be successful. For example, the property we sold in June of 2021 located in Gilbert, Arizona was not successfully zoned and permitted for a prospective regulated cannabis facility and was ultimately divested as a non-core asset.

The Company has established a network of experts in the fields of real estate, design, engineering, construction, operations, security, and corporate social responsibility in order to provide tenants and clients with a full-spectrum of real estate solutions to best meet their needs. We require our prospective tenants and clients to go through due diligence in order to meet the Company’s standards.

Our vision is to be recognized for setting the standard in sustainable development for emerging industries, while increasing community prosperity and shareholder value. We believe that a focus on real estate and the sustainable development of properties will bring value to the local communities in which we operate and to local stakeholders. While we intend to expand into a variety of emerging industries, our current focus is on real estate projects within the regulated cannabis industry.

We are the sole member of eleven limited liability companies: Zoned Advisory, Zoned Arizona, Gilbert, Green Valley, Kingman, Chino Valley, Zoned Colorado, Zoned Illinois, Zoned Oregon, Zoned Brokerage, and ZP Data. Four of these entities own our properties: Zoned Arizona, Green Valley, Kingman, and Chino Valley have all acquired land and/or real property.

Multiple state-licensed operators from across the United States have approached Zoned Properties for strategic partnership and/or advisory services for development and prospective sale-lease back arrangements. We are continuously evaluating these projects as we seek development partnerships, prospective sale-lease back arrangements, and explore financing terms with capital funding sources.

We are a non-plant touching organization. We believe that we are well positioned to benefit from ancillary development opportunities that the regulated cannabis industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial holdings and acquisition targets have been in the State of Arizona. Unlike many other states that have legalized and regulated cannabis, Arizona’s program has some of the most robust regulations in the country and limits the number of dispensaries that will be allowed to be open and operate within the state. While there are hundreds of dispensaries in Denver, Colorado, the entire state of Arizona will have a maximum of 169 operating dispensaries under current legislation. This limitation on the number of dispensaries permitted to operate in Arizona under current legislation may limit our ability to purchase additional property in Arizona for lease to dispensary operators.

Recent Corporate History and Transactions

On May 1, 2018, Zoned Arizona, Green Valley Group, Kingman Property, and Chino Valley Properties executed lease agreements with our Significant Tenant at each of the respective properties. These locations generate rental revenue. The lease agreements have a 22-year term, expiring on April 30, 2040.

The leases dated May 1, 2018, with Zoned Arizona, Green Valley, Kingman, and Chino Valley each include a Guarantee of Payment and Performance by Mr. Abrams and the tenant organizations.

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

In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, Inc. (“CJK”), to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). As of December 31, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

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

Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage of the operational space. This lease modification qualifies as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased.

Effective January 24, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to CJK as a tenant improvement allowance for investment into the premises, which shall be capitalized as a lease incentive receivable and recognized on a straight-line basis over the remaining lease term as a reduction to the lease income.

Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continues to expand. In addition, Broken Arrow agreed that it would provide audited financial statements to Chino Valley on an annual basis no later than March 20th of each calendar year.

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

Tempe

On May 29, 2020, Zoned Arizona and CJK entered into the First Amendment (the “Tempe Amendment”) to the Tempe Lease, effective May 31, 2020. Pursuant to the terms of the Tempe Amendment, among other things, the base rent was increased to $49,200 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the Tempe Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Zoned Arizona and CJK, CJK may terminate the Tempe Lease by delivering written notice to Zoned Arizona, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended. As of December 31, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same. As soon as the improved, rentable areas have received all required approvals for occupancy and commencement of operations, the Company and Broken Arrow expect to complete any appropriate amendments to the Lease Agreement.

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

During the years ended December 31, 2021 and 2020, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2021 and 2020, rental and advisory revenue associated with the Significant Tenants amounted to $1,255,130 and $1,176,666, which represents 68.9% and 96.8% of the Company’s total revenues, respectively. As of December 31, 2021 and 2020, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2021 and 2020, the Significant Tenants represented approximately 79.2% and 83.2% of the Company’s total assets, respectively.

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2021 consists of the following:

Future annual base rent *:
2022	$1,362,403
2023	1,362,403
2024	1,362,403
2025	1,362,403
2026	1,350,939
Thereafter	17,903,334
Total	$24,703,885

*

Future annual base rent does not include the Fourth Chino Valley Amendment, effective March 1, 2022 which increased the monthly base rent to $87,581, or an annual base rent to $1,050,972 (See Chino Valley above).

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

On August 2, 2021, KCB issued to the Company a second amended and restated convertible debenture (the “Second A&R Debenture”). The Second A&R Debenture amends and restates in its entirety the A&R Debenture. Pursuant to the Second A&R Debenture, the Company and KCB agreed to revise certain terms in the A&R Debenture, as follows.

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

Gilbert Property

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

In addition, pursuant to the terms of the Lease, the Tenant has an option to purchase the Property (the “Option”) that can be exercised any time after the fourth month of the lease term, but no later than the end of the 12th month of the lease term. On June 1, 2021, the Company closed on the sale of its Gilbert, AZ property with the Tenant pursuant to which the Company agreed to sell, and the Tenant agreed to purchase the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, the Company received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

Investment in Joint Ventures

On December 31, 2021 and 2020, the Company held investments with aggregate carrying values of $74,554 and $0, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable.

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. On December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. For the year ended December 31, 2021, the $73,970 impairment loss is included within loss from unconsolidated joint ventures on the consolidated statement of operations.

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics Green.

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

Marketing

Currently, the Company does not actively market its services using any direct marketing campaigns. Industry reputation, word-of-mouth, and networking are the primary tools used to complete the marketing of our services. We have engaged a public relations firm, Proven Media, to assist with our industry branding and to help maintain an updated website, shareholder presentation, and profile outlining the Company’s services. These tools are created for transparency of operations and activities. Our executive management believes the reputation of having integrity is an essential tool for marketing and business development.

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing regulated cannabis operations may be limited as more competitors enter the market. Several competitors have recently entered the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, regulated cannabis operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for cannabis grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis business but have identified value in a piece of real estate that we may be interested in acquiring.

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

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For several years, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Act (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

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

As of December 31, 2021, 37 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the medical use of cannabis. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. Eleven other states have laws that limit THC content, for the purpose of allowing access to CBD products.

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

Employees

As of December 31, 2021, we had four full-time employees, including our chief executive officer and chief operating officer, and multiple part-time employees who operate as independent contractors of the Company. We have established an extensive network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2021 and 2020, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties. As of December 31, 2021 and 2020, these Significant tenants represented approximately 79.2% and 83.2% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

Any adverse economic or real estate developments in the medical cannabis industry could adversely affect our operating results and our ability to collect rent from out tenants, pay our operating expenses or pay dividends to our stockholders.

As included in exhibit 99.1 to this Annual Report on Form 10-K, we have included audited financial statements of our Significant Tenants since they represent material information and are necessary for the protection of investors.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. We previously purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2022. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

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

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For several years, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Act (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

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

As of December 31, 2021, 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use. In July 2021, Virginia became the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. There are significant risks associated with our business.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal control over financial reporting as of December 31, 2021 were not effective. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our 2021 fiscal year, management identified the following material weaknesses:

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

We have never paid dividends on our common stock and cannot guarantee that we will pay dividends to our stockholders in the future.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 8360 E. Raintree Drive, #230, Scottsdale, AZ 85260. On March 15, 2022, we entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term shall begin on March 15, 2022 and expire on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. The monthly base rent is $2,932 per month through November 30, 2022, $3,005 from December 1, 2022 through November 30, 2023, and $3,078 from December 1, 2023 through November 30, 2024.

The lease for our prior executive offices expires on March 31, 2021. The lease provided for an annual base rent of $17,583.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) land and real property in Tempe Arizona, and (iv) land and real property of approximately 47 acres in Chino Valley, Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona are currently leasing space to tenants that operate licensed medical cannabis facilities. On June 1, 2021, we closed on the sale of our vacant land located in Gilbert, AZ for an aggregate purchase price of $335,000. In connection with the sale, we received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944. As of December 31, 2021, each of our leased properties was generating revenue.

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

Quarter Ended	High	Low
December 31, 2021	$0.94	$0.71
September 30, 2021	$0.95	$0.47
June 30, 2021	$0.70	$0.47
March 31, 2021	$1.00	$0.29

December 31, 2020	$0.53	$0.22
September 30, 2020	$0.48	$0.12
June 30, 2020	$0.19	$0.11
March 31, 2020	$0.27	$0.13

On March 22, 2022 the closing price of our common stock on the OTCQB was $0.72 per share.

Holders of Common Stock

As of March 24, 2022, there were approximately 103 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards have been granted under the 2016 Plan. On December 31, 2021, 9,675,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2021, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 24, 2022, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 12,201,548 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and Property Technology (“PropTech”) Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We are in the process of developing and expanding multiple business divisions; including an advisory services division, a licensed commercial real estate brokerage division, a real estate division focused on franchise services, a real estate division focused on property technology data for real estate, and a nonprofit charitable organization to focus on community prosperity. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities in order to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

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

On April 22, 2021, ZP Data Platform 1 LLC, a wholly owned subsidiary of the Company (“ZP Data”), entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, we contributed $86,000 to Beakon. On December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. For the year ended December 31, 2021, the $73,970 impairment loss is included in other expenses on the consolidated statement of operations.

On May 1, 2021, we entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, we contributed $90,000 to Zoneomics Green.

For the years ended December 31, 2021 and 2020, substantially all of our revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona.

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

As of December 31, 2021, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1

					Total Properties
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,812,563	-	6,878	1,819,441

Developed Land Area (Sq. Feet)	158,772	259,586	57,769	7,061	483,188

Total Rentable Building Sq. Ft.	60,000	67,312	1,440	1,497	130,249

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of December 31, 2021	60,000	67,312	1,440	1,497	130,249

Annual Base Rent (*,**)

2022	610,053	662,350	42,000	48,000	1,362,403
2023	610,053	662,350	42,000	48,000	1,362,403
2024	610,053	662,350	42,000	48,000	1,362,403
2025	610,053	662,350	42,000	48,000	1,362,403
2026	598,589	662,350	42,000	48,000	1,350,939
Thereafter	7,872,000	8,831,334	560,000	640,000	17,903,334
Total	$10,910,801	$12,143,084	$770,000	$880,000	$24,703,885

*	Annual base rent represents amount of cash payments due from tenants. Future annual base rent does not include the Fourth Chino Valley Amendment, effective March 1, 2022 which increased the monthly base rent to $87,581, or an annual base rent to $1,050,972.

**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2022	$9.8	$9.8	$29.2	$32.1
2023	$9.8	$9.8	$29.2	$32.1
2024	$9.8	$9.8	$29.2	$32.1
2025	$9.8	$9.8	$29.2	$32.1
2026	$9.8	$9.8	$29.2	$32.1

Government Regulation

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

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For several years, Congress has adopted the Rohrabacher-Blumenauer Amendment to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in our portfolio are open to our Significant Tenants and their customers and will remain open pursuant to state and local government requirements. We did not experience in 2020 or 2021, and we do not foresee in 2022, any material changes to our operations from COVID-19. Our tenants are continuing to generate revenue at these properties and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2021 and 2020, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2021 and 2020.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020, revenues consisted of the following:

	Years Ended December 31,
	2021	2020
Rent revenues	$1,261,059	$1.125,346
Advisory revenues	146,031	90,096
Brokerage revenues	413,395	-
Total revenues	$1,820,485	$1,215,442

For the year ended December 31, 2021, total revenues amounted to $1,820,485, including Significant Tenants revenues of $1,255,130, as compared to $1,125,442, including Significant Tenant revenues of $1,176,666, for the year ended December 31, 2020, an increase of $605,403, or 49.8%. For the year ended December 31, 2021, the increase in revenues was attributable to an increase in rental revenue from our Significant Tenant of $135,713, an increase in brokerage revenue of $413,395 related to commission earned on real estate listings, and an increase in advisory revenues of $55,935. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the year ended December 31, 2021, operating expenses amounted to $1,775,785 as compared to $1,177,709 for the year ended December 31, 2020, an increase of $598,076, or 50.8%. For the years ended December 31, 2021 and 2020, operating expenses consisted of the following:

	Years Ended December 31,
	2021	2020
Compensation and benefits	$488,607	$342,692
Professional fees	397,877	195,684
Brokerage fees	265,208	-
General and administrative expenses	201,625	190,806
Depreciation and amortization	386,643	362,833
Real estate taxes	87,769	85,649
Gain on sale of rental property	(51,944)	-
Total	$1,775,785	$1,177,709

●	For the year ended December 31, 2021, compensation and benefit expense increased by $145,915, or 42.6%, as compared to the year ended December 31, 2020. This increase was attributable to an increase in stock-based compensation of $59,749 and increase in compensation and benefits of $86,167. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense and an increase in the value of shares issued for services. Additionally, during 2021, we hired additional staff related to the diversification of our services into brokerage services and the expansion of our advisory services.

●	For the year ended December 31, 2021, professional fees increased by $202,193, or 103.3%, as compared to the year ended December 31, 2020. This increase was primarily attributable to an increase in consulting fees of $122,484 related to an increase in consultants used in our brokerage business, an increase in public relations fees of $58,035, and an increase in legal fees of $21,857.

●	For the year ended December 31, 2021, we recorded brokerage fees amounting to $265,208. We did not record brokerage fees during the year ended December 31, 2020.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended December 31, 2021, general and administrative expenses increased by $10,819, or 5.7%, as compared to the year ended December 31, 2020.

●	For the year ended December 31, 2021, depreciation expense increased by $23,810, or 6.6%, as compared to the year ended December 31, 2020.

●	For the year ended December 31, 2021, real estate taxes increased by $2,075, or 2.4%, as compared to the year ended December 31, 2020.

●	For the year ended December 31, 2021, we recorded a gain from the sale of our Gilbert property of $51,944. We did not record any gain or loss from the sale of rental property during the 2020 period.

Income from operations

As a result of the factors described above, for the year ended December 31, 2021, income from operations amounted to $44,700 as compared to $37,733 for the year ended December 31, 2020, an increase of $6,967, or 18.5%.

Other (expenses) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the year ended December 31, 2021, total other expenses, net amounted to $210,519 as compared to total other expenses, net of $116,071, respectively, representing an increase of $94,448, or 81.4%. This increase was attributable to an increase in loss from unconsolidated joint ventures of $27,476 and an impairment loss from unconsolidated joint venture of $73,970, offset by an increase in interest income of $6,998 attributable to interest earned on the convertible note receivable.

Net loss

As a result of the foregoing, for the years ended December 31, 2021 and 2020, net loss amounted to $165,819, or $0.01 per common share (basic and diluted), and $78,338, or $0.01 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,191,940 and $699,335 of cash as of December 31, 2021 and 2020, respectively.

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

We have used these funds to fund our operating expenses, pay our obligations, develop rental properties, invest in joint ventures and notes receivable, and to grow our company. We may need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, to assure we have sufficient working capital for our ongoing operations and debt obligations, and to invest in new joint venture and other projects.

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

As discussed in the Overview section and elsewhere, during the year ended December 31, 2021, we contributed $86,000 to the Beakon joint venture and we contributed $90,000 to the Zoneomics Green joint venture. Additionally, on December 31, 2021, we recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of our equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, our ability to recover the carrying amount of the investment in Beakon was impaired.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2021 and 2020, we had an asset concentration related to our Significant Tenant leases. As of December 31, 2021 and 2020, these Significant Tenants represented approximately 79.2% and 83.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibit 99.1 to this Annual Report on Form 10-K since such audited financial statements represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Years Ended December 31, 2021 and 2020

Net cash flow provided by operating activities was $489,257 for the year ended December 31, 2021, as compared to net cash flow provided by operating activities of $170,040 for the year ended December 31, 2020, representing an increase of $319,217.

●	Net cash flow provided by operating activities for the year ended December 31, 2021 primarily reflected a net loss of $165,819 adjusted for the add-back of non-cash items consisting of depreciation of $358,294, amortization expense of $28,350, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $56,180, a gain on sale of rental property of $(51,944), and a loss and impairment loss from unconsolidated joint ventures of $101,446, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $2,921, a decrease in prepaid expenses of $71,712, an increase in accounts payable of $11,244, an increase in accrued expenses of $16,278, and a decrease in deferred rent receivable of $8,987.

●	Net cash flow provided by operating activities for the year ended December 31, 2020 primarily reflected net loss of $78,338 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $362,833, stock-based compensation expense of $24,200 and accretion of stock-based stock option expense of $24,231, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent receivable of $173,757 attributable to the abatement of May and June 2020 rent as part of lease amendments effective on May 31, 2020.

During the year ended December 31, 2021, net cash flow provided by investing activities amounted to $3,348 as compared to net cash used in investing activities of $110,486, a positive change of $113,834. During the year ended December 31, 2021, cash provided by investing activities was attributable to proceeds from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000 as discussed above, cash used in the improvement of rental properties of $40,360, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $176,000. During the year ended December 31, 2020, net cash flow used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 as discussed above, cash used in the improvement of rental properties of $9,565 and cash used for the purchase of property and equipment of $923.

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

The following tables summarize our contractual obligations as of December 31, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,020	$20	$-	$-	$2,000
Interest on convertible notes	975	125	240	240	370
Total	$2,995	$145	$240	$240	$2,370

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the audited consolidated financial statements.

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

Lease accounting

Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” using a modified retrospective method. On adoption, we also applied the package of practical expedients to leases, where we are the lessee or lessor, that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

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

For contracts entered into on or after the effective date, where we are the lessee, at the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019 were accounted for under ASC 840 and were not reassessed.

For leases entered into on or after the effective date, where we are the lessor, at the inception of the contract, we assess whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, we evaluate if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. Additionally, on May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195. At the commencement of the modified terms, we reassessed its lease classification and concluded it remained properly classified as an operating lease.

The adoption of ASU 2016-02 did not have a material impact on the operating leases where we are a lessor. We will continue to record revenues from rental properties for its operating leases on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, we amended our leases for which we are the lessor on our Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of December 31, 2021 and 2020 of $164,770 and $173,757, respectively.

For leases where we are a lessee, primarily for the Company’s administrative office lease, we analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, we determined that the lease meets the definition of a short-term lease and we did not recognize a right-of use asset and lease liability arising from this lease.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, which can either be on a modified retrospective or full retrospective basis. Adoption of the ASU is not expected to have a material impact on the Company's financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-30 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On January 21, 2022, pursuant to the power granted to the Board in the Company’s articles of incorporation, as amended, and the Company’s bylaws, the Board increased the size of the Board by two persons, to be a total of seven persons.

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Our Board of Directors currently has six members. All of the current directors’ terms expire as of the Annual Meeting and will serve until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	34	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman
Berekk Blackwell	32	Chief Operating Officer
Art Friedman	62	Director
Alex McLaren, MD	69	Director
David G. Honaman	70	Director
Derek Overstreet, PhD.	35	Director
Jody Kane	42	Director

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

Berekk Blackwell. Mr. Blackwell has served as our Chief Operating Officer since July 1, 2021. Since September 2020, Mr. Blackwell served as our Director of Business Development. From December 2018 until June 2021, Mr. Blackwell also served as President of Daily Jam Holdings LLC. From January 2016 to December 2018, he served as Vice President of Due North Holdings LLC. Prior to joining the Company, Mr. Blackwell developed domestic and international markets for Kahala Brands, a global franchise organization with more than 3,000 retail locations in over a dozen countries. He also led emerging brand and portfolio operations for several private equity groups investing in the restaurant franchise space. Mr. Blackwell earned his B.A. in Finance from Fort Lewis College. Mr. Blackwell and his spouse filed for bankruptcy in the U.S. Bankruptcy Court, District of Arizona on November 13, 2020.

Art Friedman. Mr. Friedman, who has served as a director since 2014, is the Owner/Principal of Triple J Management Services, which specializes in consulting and professional services for the alcoholic beverage industry. Art was most recently President and CEO of Gold Coast Beverage Distributors, a position he held for the last 10 years of his 23 years with the company. During his tenure as President/CEO, Gold Coast more than tripled sales revenue and increased EBITDA by more than five-fold. Over the same period, Mr. Friedman led significant market share gains through organic growth as well as consolidating wholesaler acquisitions. Mr. Friedman began his career with General Foods Corporation, now part of Kraft Foods. He has served on the distributor advisory councils of Diageo-Guinness, Heineken USA, InBev and Miller-Coors. Mr. Friedman graduation Cum Laude with a Bachelor of Science in Business Management from the University of Florida, Warrington School of Business. We believe that Mr. Friedman’s background as an advisor in the area of business management and his experience in operating, growing and advising companies provides us with the requisite skills and qualifications to serve on our board. Mr. Friedman’s service as a director at the Company since 2014 together with his business background, provides business, governance, organizational and strategic planning expertise to our Board and makes him a valued member of the Audit Committee, the Compensation Committee, which he chairs, and the Strategic Committee.

Alex McLaren, MD. Dr. McLaren, who has served as a director since 2014, is an accomplished and well-known orthopedic surgeon, professor and researcher. Alex was most recently Vice President of Clinical Outcomes for Shared Clarity, LLC from 2016-2019. From 2006 until 2016, Dr. McLaren served as program director of the Banner University Medical Center-Phoenix (Ariz.) Residency Program in Orthopaedic Surgery. He is the former director of Orthopaedic Education for Banner Good Samaritan Medical Center in Phoenix. He was also the program director of the Phoenix Orthopedic Residency Program at Maricopa County Medical Center between 1998 and 2000. He has been in private orthopedic surgery practice twice during his career in Phoenix. After graduating from Queen’s University School of Medicine, Kingston, Ontario, Canada in 1977, Dr. McLaren completed an orthopedic residency at the University of Western Ontario in 1982 and a fellowship at the University of Southern California in 1983. Dr. McLaren is first and foremost an orthopedic educator and researcher whose career has included teaching, research and administration of educational programs. His clinical interest includes orthopedic infections, revision arthroplasty and complex musculoskeletal trauma. With hundreds of publications, numerous grand-funded projects, and medical association postings, Dr. McLaren has established a prized reputation in his field. We believe that Dr. McLaren’s services provided to numerous organizations provides us with the requisite skills and qualifications to serve on our board and as a member of the Compensation Committee and the Strategic Committee, which he chairs.

David G. Honaman. Mr. Honaman, who has served as a director since 2016, is the Principal and CFO of Advanced Benefit Solutions, Inc. (d/b/a 44 North), an insurance agent and consultant, since 2010. From 2008 to 2009, Mr. Honaman served as an independent financial consultant. Prior to that time, Mr. Honaman spent seven years at Wilcox Associates, Inc., a civil engineering firm, most recently as CFO and Treasurer. Mr. Honaman also served in several capacities at Wolohan Lumber Co. for over 20 years, including as Vice President of Merchandising, Senior Vice President of Finance and CFO. Mr. Honaman began his career as a CPA on the audit staff at Ernst & Young LLP. Mr. Honaman brings to the Board extensive experience dealing with and overseeing the implementation of accounting principles and financial reporting rules and regulations. With his substantial business and management experience for five years as a certified public accountant and an auditor at Ernst & Young LLP serving numerous public companies in various business sectors, including insurance agencies, Mr. Honaman provides relevant expertise on accounting, investment and financial matters. His service as a chief financial officer at Advanced Benefit Solutions, Inc. (d/b/a 44 North), Wilcox Associates, Inc. and Wolohan Lumber Co., together with his accounting and management experience, make him a valued member of our Board, Compensation Committee and Strategic Committee, and an effective Non-Executive Chair of the Audit Committee. Mr. Honaman meets the definition of an “audit committee financial expert” as established by the SEC.

Derek Overstreet, PhD. Dr. Overstreet, who has served as a director since 2017, is the co-founder and CEO of Sonoran Biosciences, Inc. Sonoran Biosciences, Inc. develops new sustained-release pharmaceutical formulations for applications including orthopedic infection and postoperative pain management. Dr. Overstreet holds a Bachelor’s degree in Biomedical Engineering from Case Western Reserve University and a Doctoral degree in Biomedical Engineering from Arizona State University. His expertise is in the development of novel polymer-based materials for medical applications including drug delivery. He has authored 11 peer-reviewed scientific publications and two patent applications. We believe that Dr. Overstreet’s experience navigating the scientific field of pharmaceuticals and drug delivery can be instrumental in assisting the strategic development and implementation of the Zoned Properties’ business model. Prior to 2012, Dr. Overstreet was a post-doctoral fellow at the Laboratory for Nanomedicine at the Barrow Neurological Institute.

Jody Kane. Mr. Kane, who has served as a director since January 21, 2022, is the co-founder and Managing Partner of Diamond Bridge Capital, an investment firm, where he has managed a portfolio of public and private investments primarily focused on the small cap sector since 2008. In addition, since May 2021, Mr. Kane has served as an advisor to Harbor Access LLC, a U.S. and Canadian based investor relations firm. In this role, he advises companies on corporate strategy and investor awareness. In addition, Mr. Kane owns and manages a real estate portfolio in the New York and Connecticut regions. From August 2014 to July 2020, he served as a research analyst for Wooster Capital Management, LLC, a hedge fund. Mr. Kane has a long history in the investment management business, previously working at the multi-billion dollar Schonfeld Group hedge fund, serving as a published analyst at Sidoti & Co. and working for the billion dollar Michael Steinhardt family office. Mr. Kane was one of the first investors in GrowGeneration Corp. (Nasdaq: GRWG) and served on its board of directors from May 2014 to January 2018. He graduated from Troy University, with a B.S. in Finance.

Involvement in Certain Legal Proceedings

Except as noted above, our directors and executive officers have not been involved in any of the following events during the past 10 years:

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

Director Independence

Four of our six board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, Kane, and Dr. Overstreet is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2021 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2021 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2021 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders.

The Board of Directors held two meetings during the fiscal year ended December 31, 2021. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has three committees: the Audit Committee, the Strategic Committee, and the Compensation Committee. As of March 24, 2022, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic
Independent Directors
Art Friedman	X	Chair	X
David G. Honaman	Chair	X	X
Derek Overstreet	X	X	X
Jody Kane	X	X	X

Non-Independent Director
Alex McLaren, MD		X	Chair

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Honaman, meets the definition of an “audit committee financial expert” as established by the SEC, and that Mr. Friedman and Dr. Overstreet, the two other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

●	reviewing the scope, results, timing and costs of the audit with our independent accountants and reviewing the results of the annual audit examination and any accompanying management letters;

●	assessing the independence of the outside accountants on an annual basis, including receipt and review of a written report from the independent accountants regarding their independence consistent with the independence standards of the board;

●	reviewing and approving the services provided by the independent accountants;

●	overseeing the internal audit function; and

●	reviewing our significant accounting policies, financial results and earnings releases, and the adequacy of our internal controls.

The responsibilities of the Audit Committee are more fully described in the Audit Committee’s charter.

The Audit Committee held four meetings during the fiscal year ended December 31, 2021.

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

The Compensation Committee held two meetings during the fiscal year ended December 31, 2021.

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

The Strategic Committee held two meetings during the fiscal year ended December 31, 2021.

During the fourth quarter of the fiscal year ended December 31, 2021, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Officer and Director Indemnification Agreements

The Company entered into an Indemnification Agreement (each, an “Indemnification Agreement” and collectively, the “Indemnification Agreements”) with each of the Company’s officers and directors. The Indemnification Agreements supplement the indemnification provisions provided in the Company’s articles of incorporation and bylaws and any resolutions adopted pursuant thereto and generally provide that the Company shall indemnify the indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation recorded by us for the years ended December 31, 2021 and 2020 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K.

2021 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren, Chief Executive Officer, President,	2021	225,225	-	-	-	-	-	-	225,225
and Chief Financial Officer	2020	214,500	-	-	-	-	-	-	214,500

Berekk Blackwell,	2021	68,833	-	-	48,677	-	-	48,845	166,355
Chief Operating Officer (1)	2020	-	-	-	-	-	-	20,000	20,000

(1)	Mr. Blackwell was appointed as our Chief Operating Officer on July 1, 2021. On January 1, 2021, we granted the Mr. Blackwell an option pursuant to our 2016 Equity Compensation Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was January 1, 2021 and the Options expire on January 1, 2031. The options vest as to 25,000 of such shares on January 1, 2021, 10,000 options vest on January 1, 2022 and for each year thereafter through January 1, 2031. In connection with these options, the Company valued these options at a fair value of $48,677 and will record stock-based compensation expense over the vesting period. Amounts reflected under “All Other Compensation” related to consulting fees paid to Mr. Blackwell prior to him becoming our Chief Operating Officer.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 10 – Shareholders’ Equity”.

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

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that Mr. McLaren fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to Mr. McLaren under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of Mr. McLaren’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to Mr. McLaren or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by Mr. McLaren as a result of such Termination.

(iv)	In the event that Mr. McLaren is a “disqualified individual” within the meaning of Section 280G of the Code, the parties expressly agree that the payments described herein and all other payments to Mr. McLaren under any other agreements or arrangements with any persons which constitute “parachute payments” within the meaning of Section 280G of the Code are collectively subject to an overall maximum limit. Such maximum limit shall be $1 less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Code, as determined by the Company.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2021.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	175,000	75,000	(a)	—	1.00	12/26/2026	—	—	—	—
Berekk Blackwell	25,000	100,000	(b)	---	1.00	1/1/2031

(a)	Vest annually at 25,000 options per year through December 2024.
(b)	Vest annually at 10,000 options per year through January 1, 2031.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards have been granted under the 2016 Plan. At December 31, 2021, 9,675,000 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2021, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	325,000	$0.97	9,675,000
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	1,545,000	$0.99	9,675,000

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2021 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2021 Summary Compensation Table”.

2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	-	12,000	-	12,000
David G. Honaman	-	14,000	-	14,000
Alex McLaren, MD	-	14,000	-	14,000
Derek Overstreet	-	12,000	-	12,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In January 2021, Mr. Freidman received 30,000 shares of restricted stock, Dr. Overstreet received 30,000 shares of restricted stock, Dr. McLaren received 35,000 shares of restricted stock and Mr. Honaman received 35,000 shares of restricted stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 30, 2021, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 24, 2022, there were 12,201,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	207,500	(1)	1.7%
Berekk Blackwell	40,000	(2)	*
Art Friedman	152,050	(3)	1.2%
Alex McLaren, MD	1,685,417	(4)	13.8%
David G. Honaman	123,750	(5)	1.0%
Derek Overstreet, PhD	98,750	(6)	*
Jody Kane	49,424	(7)	*
All executive officers and directors as a group (seven persons)	2,356,891	(8)	19.2%

Other 5% Stockholders:
Greg Johnston 16912 61st Dr. NW Stanwood, WA 98292	1,262,500		10.4%

Melinda Jay Johnston 915 Stitch Rd. Lake Stevens, WA 98258	1,250,000		10.3%

Joseph Bartonek 949 Durham Rd. Edison, NJ 08817	756,250		6.2%

*	Less than 1%.
(1)	Includes 175,000 vested stock options.
(2)	Consists of 40,000 vested stock options.
(3)	Includes 8,750 vested stock options.
(4)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 23,750 vested stock options.
(5)	Includes 23,750 vested stock options.
(6)	Includes 18,750 vested stock options.
(7)	Includes 8,750 vested stock options and 13,175 shares owned by Diamond Bridge Capital, LP, which is 50% owned by Mr. Kane. Mr. Kane’s shares voting and dispositive power over these shares with the other 50% owner of Diamond Bridge Capital, LP.
(8)	Includes 298,750 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000		50.0%	45.7	%(2)

Alex McLaren c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	46.0	%(4)

(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.7% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 46.0% of the voting power of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the audit committee for consideration for referral to our board of directors for its consideration.

Convertible Notes Payable

On January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture”) in the principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. The McLaren Debenture accrued interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matured on January 9, 2022. Pursuant to the terms of the McLaren Debenture, Mr. McLaren was entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under this McLaren Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

As of December 31, 2021 and 2020, the principal balance due under the McLaren Debenture was $20,000.

As of December 31, 2021 and 2020, accrued interest payable due under the McLaren Debenture was $5,400 and $4,200, respectively, which is included in accrued expenses – related party on the accompanying consolidated balance sheets.

For the years ended December 31, 2021 and 2020, interest expense – related party amounted to $1,200.

On January 9, 2022, the Company repaid the note payable – related party in the principal amount of $20,000 and all accrued and unpaid interest due.

Director Independence

Four of our six board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, Kane and Dr. Overstreet is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2021 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2021 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2021 because Bryan McLaren is the son of Dr. McLaren.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for the years ended December 31, 2021 and 2020 for professional services rendered by D. Brooks and Associates CPAs, P.A.:

Fees	2021	2020
Audit Fees	$46,500	$45,000
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$46,500	$45,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2021 and 2020, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2021 and 2020. As a result, there were no other fees billed or paid during 2021 and 2020.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (1)
3.2	Bylaws of Zoned Properties, Inc. (1)
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren. (1)
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman. (1)
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman. (8)
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet. (9)
10.5	Lease dated as of August 6, 2015 by and between Chino Valley Properties, LLC and CCC Holdings, LLC. (1)
10.6	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among Chino Valley Properties, LLC, CCC Holdings, LLC and Alan Abrams. (1)
10.7	Lease dated as of August 15, 2015 by and between the registrant and CCC Holdings, LLC. (1)
10.8	First Amendment to Commercial Lease Agreement dated September 25, 2015 by and among the registrant, CCC Holdings, LLC and Alan Abrams. (1)
10.9	Lease Agreement dated as of October 1, 2014 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (1)
10.10	Lease dated as of October 1, 2014 by and between Kingman Property Group, LLC and CJK, Inc. (1)
10.11+	Agreement dated as of October 1, 2015 by and between the registrant and CFO Oncall, Inc. (1)
10.12	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (1)
10.13	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property. (1)
10.14+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren. (2)
10.15	Contract to Buy and Sell Real Estate (Commercial) entered into on April 21, 2016 between Zoned Colorado Properties, LLC and Parachute Development Corporation. (3)
10.16	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams. (4)
10.17	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (5)
10.18	Commercial Real Estate Purchase Contract dated December 22, 2016 by and between Zoned Properties, Inc. and Big Lake Estates, LLC. (6)
10.19	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams. (7)
10.20	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren. (7)
10.21	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams. (9)
10.22	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017. (10)
10.23	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (11)
10.24	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (11)
10.25	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (11)
10.26	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (11)

Exhibit Number	Description of Exhibit
10.27	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and Broken Arrow Herbal Center, Inc. (11)
10.28	Confidential Advisory Services Agreement dated May 1, 2018 by and between Zoned Properties, Inc. and CJK, Inc. (11)
10.29+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.30+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018. (12)
10.31	Stock Redemption Agreement effective January 1, 2019 by and among Zoned Properties, Inc., Christopher Carra, Alan B. Abrams, Clayton Abrams Revocable Trust and Kyle Abrams Revocable Trust. (13)
10.32	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.33	First Amendment to Confidential Advisory Services Agreement dated January 1, 2019 by and between Zoned Properties, Inc., on behalf of Zoned Arizona Properties, LLC and CJK, Inc. (13)
10.34	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams. (13)
10.35	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (13)
10.36	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC. (14)
10.37	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (15)
10.38	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (15)
10.39	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (15)
10.40	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (15)
10.41	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC. (16)
10.42	Commercial Lease Agreement entered into on March 3, 2021, and dated as of February 26, 2021, between Gilbert Property Management, LLC and AZ2CAL Enterprises, LLC (Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 8, 2021).
10.43	Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated April 15, 2021 (Incorporated by reference to exhibit 99.1 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021)
10.44	Amendment to Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated May 17, 2021 (Incorporated by reference to exhibit 99.2 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021).
10.45	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).

Exhibit Number	Description of Exhibit
10.46	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.47	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.48	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited financial statements of AC Management Group, LLC for the year ended December 31, 2021.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to exhibit to Registration Statement on Form S-1 filed by the Company on November 25, 2015.
(2)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016.
(3)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 22, 2016.
(4)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016.
(5)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016.
(6)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on December 29, 2016.
(7)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017.
(8)	Incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017.
(9)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017.
(10)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017.
(11)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018.
(12)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018.
(13)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019.
(14)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020.
(15)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020.
(16)	Incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 24, 2022	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director	March 24, 2022
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 24, 2022
Derek Overstreet

/s/ Art Friedman	Director	March 24, 2022
Art Friedman

/s/ Alex McLaren	Director	March 24, 2022
Alex McLaren

/s/ David G. Honaman	Director	March 24, 2022
David G. Honaman

/s/ Jody Kame	Director	March 24, 2022
Jody Kane

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and related notes (collectively referred to as the consolidated financial statements)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2018.

Palm Beach Gardens, Florida

PCAOB Firm ID: 4048

March 24, 2022

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Cash	$1,191,940	$699,335
Accounts receivable	7,909	4,988
Deferred rent receivable	164,770	173,757
Rental properties, net	6,441,465	7,027,436
Prepaid expenses and other assets	32,350	104,062
Convertible note receivable	200,000	100,000
Property and equipment, net	13,918	17,059
Intangible asset, net	9,450	-
Investment in unconsolidated joint ventures	74,554	-
Security deposits	1,100	1,100

Total Assets	$8,137,456	$8,127,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	20,000	20,000
Accounts payable	11,244	-
Accrued expenses	108,364	92,750
Accrued interest - related party	5,400	4,200
Deferred revenues	4,750	3,250
Security deposits payable	71,800	71,800

Total Liabilities	2,221,558	2,192,000

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2021 and 2020 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 and 12,011,548 issued and outstanding at December 31, 2021 and 2020, respectively	12,202	12,012
Additional paid-in capital	21,000,563	20,854,773
Accumulated deficit	(15,098,867)	(14,933,048)

Total Stockholders’ Equity	5,915,898	5,935,737

Total Liabilities and Stockholders’ Equity	$8,137,456	$8,127,737

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2021	2020

REVENUES:
Rental revenues	$1,261,059	$1,125,346
Advisory revenues	146,031	90,096
Brokerage revenues	413,395	-

Total revenues	1,820,485	1,215,442

OPERATING EXPENSES:
Compensation and benefits	488,607	342,692
Professional fees	397,877	195,684
Brokerage fees	265,208	-
General and administrative expenses	201,625	190,806
Depreciation	386,643	362,833
Real estate taxes	87,769	85,694
Gain on sale of rental property	(51,944)	-

Total operating expenses	1,775,785	1,177,709

INCOME FROM OPERATIONS	44,700	37,733

OTHER (EXPENSES) INCOME:
Interest expenses	(120,000)	(120,000)
Interest expenses - related party	(1,200)	(1,200)
Interest income	12,127	5,129
Impairment loss from unconsolidated joint ventures	(73,970)	-
Loss from unconsolidated joint ventures	(27,476)	-

Total other expenses, net	(210,519)	(116,071)

LOSS BEFORE INCOME TAXES	(165,819)	(78,338)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(165,819)	$(78,338)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,175,623	12,009,745
Diluted	12,175,623	12,009,745

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	2,000,000	$2,000	11,901,548	$11,902	$20,806,452	$(14,854,710)	$5,965,644

Common stock issued for services	-	-	110,000	110	24,090	-	24,200

Accretion of stock based compensation related to stock options issued	-	-	-	-	24,231	-	24,231

Net loss	-	-	-	-	-	(78,338)	(78,338)

Balance, December 31, 2020	2,000,000	2,000	12,011,548	12,012	20,854,773	(14,933,048)	5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock based compensation related to stock options issued	-	-	-	-	56,180	-	56,180

Net loss	-	-	-	-	-	(165,819)	(165,819)

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,819)	$(78,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	358,294	362,833
Amortization expense	28,350	-
Stock-based compensation	52,000	24,200
Stock option expense	56,180	24,231
Gain on sale of rental property	(51,944)	-
Impairment loss from unconsolidated joint ventures	73,970	-
Loss from unconsolidated joint ventures	27,476	-
Change in operating assets and liabilities:
Accounts receivable	(2,921)	3,200
Deferred rent receivable	8,987	(173,757)
Prepaid expenses and other assets	71,712	9,530
Accounts payable	11,244	-
Accrued expenses	16,278	(1,891)
Accrued expenses - related parties	1,200	1,200
Deferred revenues	1,500	1,500
Security deposits payable	2,750	(2,668)

NET CASH PROVIDED BY OPERATING ACTIVITIES	489,257	170,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	(100,000)	(100,000)
Purchases of rental property improvements	(40,360)	(9,563)
Purchases of property and equipment	(2,624)	(923)
Net proceeds from sale of rental property	322,332	-
Investment in joint ventures	(176,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,348	(110,486)

NET INCREASE IN CASH	492,605	59,554

CASH, beginning of year	699,335	639,781

CASH, end of year	$1,191,940	$699,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$120,000	$120,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$37,800	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company renamed the corporation, Zoned Properties, Inc., and shifted its business model during the first quarter of 2014. The Company is now a real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development and investment model; Advisory Services, Brokerage Services, Franchise Services, and Property Technology (“PropTech”) Data Services each cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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
DECEMBER 31, 2021 AND 2020

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2021 and 2020 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in joint ventures, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the medical marijuana industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2021 and 2020, rental and advisory revenue associated with the Significant Tenants amounted to $1,255,130 and $1,176,666, respectively, which represents 68.9% and 98.6% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2021 and 2020. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2021 and 2020, the Company had approximately $942,000 and $449,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. For the years ended December 31, 2021 and 2020, the Company did not record any allowances for doubtful accounts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Investment in joint ventures

The Company has equity investments in various privately held entities. The Company accounts for these investments either under the equity method or cost method of accounting depending on the Company’s ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and adjusted each period for its share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The Company evaluates its investments in these entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity method of accounting.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2021 and 2020, the Company did not record any impairment losses.

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
DECEMBER 31, 2021 AND 2020

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

Lease accounting

ASU 2016-02, “Leases (Topic 842)” sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

For contracts entered into on or after the effective date, where the Company is the lessee, at the inception of a contract, the Company assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. Additionally, on May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195 due to additional space of 27,312 square feet being leased to the lessee. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842. At the commencement of the modified terms, the Company reassessed its lease classification and concluded it remained properly classified as an operating lease.

The Company records revenues from rental properties for its operating leases on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of December 31, 2021 and 2020 of $164,770 and $173,757, respectively (see Note 3).

For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space was 12 months or less, pursuant to ASC 842, the Company determined that the lease meets the definition of a short-term lease and the Company did not recognize a right-of use asset and lease liability arising from this lease.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing (loss) income per share is an earnings allocation formula that determines (loss) income per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Convertible debt	404,000	404,000
Stock options	1,575,000	1,325,000
	1,979,000	1,729,000

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2021 and 2020 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

Recently issued accounting pronouncements

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, which can either be on a modified retrospective or full retrospective basis. Adoption of the ASU is not expected to have a material impact on the Company's financial condition and results of operations.

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

In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, Inc. (“CJK”), to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). As of December 31, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, as amended (the “Chino Valley Lease”), effective September 1, 2021.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage of the operational space. This lease modification qualifies as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased. In addition, on January 24, 20022 and effective on March 1, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space (see Note 13).

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
DECEMBER 31, 2021 AND 2020

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

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended. As of December 31, 2021, the Company’s Significant Tenants have completed improvements to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

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

CJK and Broken Arrow, together, operate under the company brand, “Hana Meds” or “Hana”, and are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “New Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 8).

As of December 31, 2021 and 2020, security deposits payable to the Significant Tenants amounted to $71,800 in both periods.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants. Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2021 consists of the following:

Future annual base rent *:
2022	$1,362,403
2023	1,362,403
2024	1,362,403
2025	1,362,403
2026	1,350,939
Thereafter	17,903,334
Total	$24,703,885

*	Future annual base rent does not include the Fourth Chino Valley Amendment, effective March 1, 2022 which increased the monthly base rent to $87,581, or an annual base rent to $1,050,972 (See Note 13).

Rental and advisory revenue and receivable –Significant Tenants

For the years ended December 31, 2021 and 2020, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $1,255,130 and $1,176,666, which represents 68.9% and 96.8% of the Company’s total revenues, respectively.

On December 31, 2021 and 2020, accounts receivable from advisory services provided to the Significant Tenants amounted to $2,813 and $2,375, respectively. Further, as of December 31, 2021 and 2020 a deferred rent receivable of $164,770 and $173,757 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively.

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

As of December 31, 2021 and 2020, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2021 and 2020, the Significant Tenants leased approximately 79.2% and 83.2% of the Company’s total assets, respectively. Through December 31, 2021, all rental payments have been made on a timely basis. As of December 31, 2021 and 2020, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by convertibles notes of $2,000,000 owed to Mr. Abrams (see Note 8). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 8).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 4 – RENTAL PROPERTIES

On December 31, 2021 and 2020, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2021	December 31, 2020
Building and building improvements	5-39	$6,293,748	$6,260,524
Land	-	2,016,548	2,283,214
Rental properties, at cost		8,310,296	8,543,738
Less: accumulated depreciation		(1,868,831)	(1,516,302)
Rental properties, net		$6,441,465	$7,027,436

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

For the years ended December 31, 2021 and 2020, depreciation of rental properties amounted to $352,529 and $356,934, respectively.

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”), an entity founded by an individual related to the Company’s COO. KCB, doing business as Open Dør Dispensaries, is committed to guiding retailers through the chaos of cannabis. KCB is interested in cannabis dispensary license holders who want to elevate the experience of regulated cannabis utilizing the Open Dør Dispensaries retail model as franchisee partners. In exchange for the investment, KCB issued to the Company a convertible debenture (the “KCB Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The KCB Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the KCB Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the KCB Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the KCB Debenture prior to the Maturity Date or prior to any conversion as provided in the KCB Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

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
DECEMBER 31, 2021 AND 2020

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

On August 2, 2021, KCB issued to the Company a second amended and restated convertible debenture (the “Second A&R Debenture”). The Second A&R Debenture amends and restates in its entirety the A&R Debenture. Pursuant to the Second A&R Debenture, the Company and KCB agreed to revise certain terms in the A&R Debenture, as follows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Right of Prepayment. KCB may prepay the Second A&R Debenture at any point after 18 months following the Issue Date, in whole or in part. However, if KCB elects to prepay the Second A&R Debenture prior to March 19, 2025 (the “Maturity Date”) or prior to any conversion in whole or in part, the Company will be entitled to receive a number of KCB Class B units (“Class B Units”), in addition to such prepayment amount, constituting 10% of the total outstanding KCB Units (as defined in KCB’s Limited Liability Company Operating Agreement (the “Operating Agreement”), for the avoidance of doubt, being 10% of the total of KCB’s Class A units (“Class A Units”) and the Class B Units together, and 10% of the total Percentage Interest (as defined in the Operating Agreement) following such issuance and at the time of such issuance.

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of December 31, 2021 and 2020, an allowance was not deemed necessary.

On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively. On December 31, 2020, convertible note receivable and interest receivable amounted to $100,000 and $5,129, respectively.

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

On December 31, 2021 and 2020, intangible assets consisted of the following:

	Useful life	December 31, 2021	December 31, 2020
Real estate brokerage materials and listing	1 year	$37,800	-
Less: accumulated amortization		(28,350)	-
		$9,450	$-

For the year ended December 31, 2021, amortization of intangible assets amounted to $28,350, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 7 – INVESTMENT IN JOINT VENTURES

On December 31, 2021 and 2020, the Company held investments with aggregate carrying values of $74,554 and $0, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

				Net Carrying Value
Entity	Date Acquired	Ownership %	Original Investment Amount	December 31, 2021	December 31, 2020
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	74,554	-
Total investments in unconsolidated joint venture entities			$176,000	$74,554	$-

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. Currently, the licensing company and Beakon have completed the creation of the foundational design, technology platform, and market positioning for Beakon to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. This was the primary risk for the Company in its financial investment and for Beakon in moving to a successful launch. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Beakon. During the fourth quarter of 2021, a negative open memo was published and distributed by Visa regarding merchant banking in regulated industries. The Company believes that this occurrence has unexpectedly and significantly increased the risk to the Beakon project and must be remedied prior to the launch of Beakon. The uncertainty related to cannabis banking reform and regulation at the federal level, which the Beakon platform relies upon, is now so uncertain that the Company believes it is most appropriate to cause an impairment of the Beakon investment at this time, while also understanding that Beakon may still very well create material value for the Company in the future. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive. For the year ended December 31, 2021, the $73,970 impairment loss is included in impairment loss from unconsolidated joint ventures on the consolidated statement of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represent 50% of the membership interests of Zoneomics Green. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics Green.

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of December 31, 2021 and for the year ended December 31, 2021.

Balance sheet

	Beakon	Zoneomics Green
Current assets:
Cash	$2,940	$59,109
Licensing agreement	150,000	-
Total assets	$152,940	$59,109

Liabilities	$-	$-

Equity	152,940	59,109
Total liabilities and equity	$152,940	$59,109

Statement of operations

	For the Year Ended December 31, 2021
	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(24,060)	(30,891)
Net loss	$(24,060)	$(30,891)
Company’s share of loss from unconsolidated joint ventures	$(12,030)	$(15,446)

During the year ended December 31, 2021, the Company recorded a loss from joint venture of $101,446 which represents the Company’s proportionate share of losses from its joint ventures of $27,476 and a loss on impairment of $73,970.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021 and 2020, the principal balance due under the Abrams Debenture is $2,000,000. As of December 31, 2021 and 2020, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying consolidated balance sheets.

For the years ended December 31, 2021 and 2020, interest expense related to the Abrams Debenture amounted to $120,000

NOTE 9 – RELATED PARTY TRANSACTION

Convertible notes payable – related party

On January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture”) in the principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors, in exchange for cash from Mr. McLaren of $20,000. The McLaren Debenture accrued interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matured on January 9, 2022. Pursuant to the terms of the McLaren Debenture, Mr. McLaren was entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under this McLaren Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share.

As of December 31, 2021 and 2020, the principal balance due under the McLaren Debenture was $20,000.

As of December 31, 2021 and 2020, accrued interest payable due under the McLaren Debenture was $5,400 and $4,200, respectively, which is included in accrued expenses – related party on the accompanying consolidated balance sheets.

For the years ended December 31, 2021 and 2020, interest expense – related party amounted to $1,200.

On January 7, 2022, the Company repaid this debt and all accrued and unpaid interest due.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Indemnification agreements

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

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of December 31, 2021 and 2020, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

2021

On January 31, 2021, the Company issued an aggregate of 130,000 shares of common stock to members of the Company’s board of directors for services rendered. The shares were valued at their aggregate fair value of $52,000 using the quoted per share price on the date of grant of $0.40. In connection with these grants, in January 2021, the Company recorded stock-based compensation expense of $52,000 which is included in compensation and benefits on the consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of December 31, 2020, 75,000 stock option awards were outstanding and 75,000 options were exercisable under the 2016 Plan. As of December 31, 2021 and 2020, 9,675,000 and 9,925,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2021 and 2020, options to purchase 1,250,000 shares of common stock are outstanding and 1,175,000 options are exercisable pursuant to the 2014 Plan.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

On July 1, 2021, the Company entered into a 12-month engagement with an individual to act as the Company’s Director of Real Estate. In connection with this engagement letter, on July 1, 2021, the Company granted the consultant an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was July 1, 2021 and the option expires on July 1, 2031. The option vests as to (i) 25,000 of such shares on July 1, 2021; and (ii) as to 10,000 of such shares on July 1, 2022 and each year thereafter through July 1, 2031. The vesting of the Option pursuant to the Vesting Schedule hereof is earned only by continuing as a service provider at the will of the Company. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 119%; risk-free interest rate of 1.48%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $69,677 and will record stock-based compensation expense over the vesting period.

For the years ended December 31, 2021 and 2020, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $56,180 and $24,231, respectively. As of December 31, 2021, there were 1,575,000 options outstanding and 1,300,000 options vested and exercisable. As of December 31, 2021, there was $92,335 of unvested stock-based compensation expense to be recognized through June 2031. The aggregate intrinsic value on December 31, 2021 was $1,400 and was calculated based on the difference between the quoted share price on December 31, 2021 of $0.775 and the exercise price of the underlying options.

Stock option activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	1,290,000	$0.99	5.74	$-
Granted	125,000	1.00		-
Forfeited	(90,000)	1.00		-
Balance Outstanding December 31, 2020	1,325,000	0.99	4.85	-
Granted	250,000	1.00	-	-
Balance Outstanding December 31, 2021	1,575,000	$0.99	4.71	$1,400
Exercisable, December 31, 2021	1,300,000	$0.99	4.00	$1,400

Balance Non-vested on December 31, 2020	100,000	$1.00	-	$-
Granted	250,000	1.00	-	-
Vested during the period	(75,000)	1.00	-	-
Balance Non-vested on December 31, 2021	275,000	$1.00	8.10	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 11 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2021 and 2020 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Income tax benefit at U.S. statutory rate	$(34,822)	$(16,311)
Income tax benefit – state	(10,778)	(5,092)
Non-deductible expenses	16,192	6,663
Change in valuation allowance	29,408	14,740)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2021 and 2020 was as follows:

Deferred Tax Asset:	December 31, 2021	December 31, 2020
Net operating loss carryforward	$514,580	$485,172
Net deferred tax assets before valuation allowance	514,580	485,172
Valuation allowance	(514,580)	(485,172)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,871,200 on December 31, 2021. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of approximately $1,488,189 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2021, the valuation allowance increased by $29,408. The potential tax benefit arising from certain loss carryforwards will expire in 2041.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Rental property acquisition

On April 22, 2016, Zoned Colorado, a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Parachute Agreement”) with Parachute Development Corporation (“Seller”) pursuant to which Zoned Colorado agreed to purchase, and Seller agreed to sell, property in Parachute, Colorado (the “Property”) for a purchase price of $499,857. In April 2016, the Company paid a refundable deposit of $45,000 into escrow in connection with the Parachute Agreement which is included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2020. In January 2021, the Parachute Agreement was mutually terminated, and the refundable deposit was returned to the Company.

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2021 and 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
DECEMBER 31, 2021 AND 2020

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
DECEMBER 31, 2021 AND 2020

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

401(k) Plan

On September 29 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company will contribute a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. During the year ended December 31, 2021, contributions into the Plan amounted to $907.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 13 – SUBSEQUENT EVENTS

Stock options

The Company’s Board of Directors unanimously agreed to stop receiving any direct stock issuance or cash payments related to their compensation for services on the Company’s Board of Directors. The Company and its Directors believe it is in the Company’s best interest to transition Directors compensation to a multi-year stock option plan. Accordingly, on January 21, 2022, the Company granted stock options to purchase an aggregate of 525,000 of the Company’s common stock at an exercise price of $0.78 per share to members of the Company’s board of directors pursuant to the 2016 Plan. The grant date of the stock options was January 21, 2022 and the options expire on January 21, 2032. The stock option shall vest in equally quarterly installments, with the first installment of 43,750 stock options vesting on January 20, 2022, and 43,750 stock options vesting each quarter through October 21, 2024. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 112.3%; risk-free interest rate of 1.75%; and an estimated holding period of 10 years. In connection with these options, the Company valued these stock options at a fair value of $391,185 and will record stock-based compensation expense over the vesting period.

On January 21, 2022, the Company granted a stock option to purchase an aggregate of 75,000 of the Company’s common stock at an exercise price of $1.00 per share to the Company’s chief operating officer pursuant to the 2016 Plan. The grant date of the stock option was January 21, 2022 and the options expire on January 21, 2032. The option vests as to (i) 15,000 of such shares on January 21, 2022; and (ii) as to 7,500 of such shares on January 21, 2023 and each year thereafter through January 21, 2030. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 112.3%; risk-free interest rate of 1.75%; and an estimated holding period of 10 years. In connection with these options, the Company valued these stock options at a fair value of $55,334 and will record stock-based compensation expense over the vesting period.

Lease amendment

Effective January 24, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to CJK as a tenant improvement allowance for investment into the premises, which shall be capitalized as a lease incentive receivable and recognized on a straight-line basis over the remaining lease term as a reduction to the lease income.

Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continues to expand. In addition, Broken Arrow agreed that it would provide audited financial statements to Chino Valley on an annual basis no later than March 20th of each calendar year.

Note payable – related party

On January 7, 2022, the Company repaid the note payable – related party in the principal amount of $20,000 and all accrued and unpaid interest due (See Note 9).

Assumption of office lease

On March 15, 2022, the Company entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term shall begin on March 15, 2022 and expire on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. The monthly base rent shall be $2,932 per month through November 30, 2021, $3,005 from December 1, 2022 through November 30, 2023, and $3,078 from December 1, 2023 through November 30, 2024.