Form 10-Q
period 2022-03-31
Zoned Properties, Inc.
filed 2022-05-12
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-51640

ZONED PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5198242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8360 E. Raintree Drive. #230, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash	$787,918	$1,191,940
Accounts receivable	319,786	7,909
Deferred rent receivable	162,523	164,770
Lease incentive receivable	497,706	-
Rental properties, net	6,354,891	6,441,465
Prepaid expenses and other assets	21,469	32,350
Convertible note receivable	200,000	200,000
Property and equipment, net	16,389	13,918
Right of use asset, net	89,201	-
Intangible asset, net	-	9,450
Investment in unconsolidated joint ventures	66,735	74,554
Security deposits	3,372	1,100

Total Assets	$8,519,990	$8,137,456

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	-	20,000
Accounts payable	259,311	11,244
Accrued expenses	87,962	108,364
Lease liability	89,049	-
Accrued interest - related party	-	5,400
Deferred revenues	4,750	4,750
Security deposits payable	71,800	71,800

Total Liabilities	2,512,872	2,221,558

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 and 12,201,548 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12,202	12,202
Additional paid-in capital	21,117,479	21,000,563
Accumulated deficit	(15,124,563)	(15,098,867)

Total Stockholders' Equity	6,007,118	5,915,898

Total Liabilities and Stockholders' Equity	$8,519,990	$8,137,456

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES:
Rental revenues	$390,097	$292,189
Advisory revenues	31,250	53,656
Brokerage revenues	511,104	-
Franchise fees	6,250	-

Total revenues	938,701	345,845

OPERATING EXPENSES:
Compensation and benefits	272,130	131,144
Professional fees	116,319	94,420
Brokerage fees	356,547	-
General and administrative expenses	65,108	51,478
Depreciation	97,317	90,747
Real estate taxes	21,762	21,424

Total operating expenses	929,183	389,213

INCOME (LOSS) FROM OPERATIONS	9,518	(43,368)

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)
Interest expenses - related party	(600)	(300)
Interest income	3,205	2,333
Loss from unconsolidated joint ventures	(7,819)	-

Total other expenses, net	(35,214)	(27,967)

LOSS BEFORE INCOME TAXES	(25,696)	(71,335)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(25,696)	$(71,335)

NET LOSS PER COMMON SHARE:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,201,548	12,096,770
Diluted	12,201,548	12,096,770

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net loss	-	-	-	-	-	(71,335)	(71,335)

Balance, March 31, 2021	2,000,000	$2,000	12,141,548	$12,142	$20,922,465	$(15,004,383)	$5,932,224

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,000,000	$2,000	12,011,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,916	-	116,916

Net loss	-	-	-	-	-	(25,696)	(25,696)

Balance, March 31, 2022	2,000,000	$2,000	12,011,548	$12,202	$21,117,479	$(15,124,563)	$6,007,118

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Year Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,696)	$(71,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	87,867	90,746
Amortization expense	9,450	-
Stock-based compensation	-	52,000
Stock option expense	116,916	15,822
Lease costs	(152)	-
Loss from unconsolidated joint ventures	7,819	-
Change in operating assets and liabilities:
Accounts receivable	(311,877)	(4,850)
Deferred rent receivable	2,247	2,247
Lease incentive receivable	2,294	-
Prepaid expenses and other assets	10,881	56,555
Security deposit	(2,272)	-
Accounts payable	248,067	26,095
Accrued expenses	(20,402)	(9,670)
Accrued expenses - related parties	(5,400)	300
Deferred revenues	-	4,375
Security deposits payable	-	2,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	119,742	165,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	-	(100,000)
Lease incentive provided to tenant	(500,000)	-
Purchases of rental property improvements	-	(7,135)
Purchases of property and equipment	(3,764)	-

NET CASH USED IN INVESTING ACTIVITIES	(503,764)	(107,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(20,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(20,000)	-

NET (DECREASE) INCREASE IN CASH	(404,022)	57,900

CASH, beginning of period	1,191,940	699,335

CASH, end of period	$787,918	$757,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$36,000	$30,000

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company renamed the corporation, Zoned Properties, Inc., and shifted its business model during the first quarter of 2014. The Company is a real estate development firm for emerging and highly regulated industries, including regulated cannabis. Headquartered in Scottsdale, Arizona, Zoned Properties has developed integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and will remain open pursuant to state and local government requirements. The Company did not experience in 2020 or 2021 and does not foresee in 2022, any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2022 and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2022 and 2021 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in joint ventures, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the regulated cannabis industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2022 and 2021, rental and advisory revenue associated with the Significant Tenants amounted to $385,294 and $296,480, respectively, which represents 41.1% and 85.7% of the Company’s total revenues, respectively (see Note 3).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2022 and December 31, 2021. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2022 and December 31, 2021, the Company had approximately $540,000 and $942,000, respectively, of cash in excess of FDIC limits of $250,000.

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. During the three months ended March 31, 2022 and 2021, the Company did not record any allowances for doubtful accounts.

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
MARCH 31, 2022

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

The Company has capitalized land, which is not subject to depreciation. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the three months ended March 31, 2022 and 2021, the Company did not record any impairment losses.

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

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. The Company commences rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes and common area maintenance. These payments are recorded as rental income and the related property tax expense is reflected separately on the condensed consolidated statements of operations.

Revenues from advisory services is recognized when the Company performs services pursuant to its agreements with clients and collectability is reasonably assured.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Franchise fee revenues consist of fees earned each time that KCB Jade Holdings, LLC sells one of its franchise locations. Franchise fee revenues are recognized when earned and collectability is reasonably assured (See Note 5).

Lease accounting

The FASB’s Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. On May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195 due to additional space of 27,312 square feet being leased to the lessee. On January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842. At the commencement of the modified terms, the Company reassessed its lease classification and concluded it remained properly classified as an operating lease.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of March 31, 2022 and December 31, 2021 of $162,523 and $164,770, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2022 and 2021.

	March 31,
	2022	2021
Convertible debt	400,000	404,000
Stock options	2,175,000	1,450,000
	2,575,000	1,854,000

Segment reporting

Prior to January 1, 2022, the Company determined that its properties had similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties, and advisory and brokerage services related to commercial properties). The Company’s determination was based primarily on its method of internal reporting. Beginning on January 1, 2022, the Company changed its method of internal reporting and determined that the Company operates in two reportable segments which consists of (1) the operations, leasing and management of its leased commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) advisory and brokerage services related to commercial properties, herein known as the “Real Estate Services” segment. The Company has determined that these reportable segments were strategic business units that offered different products. These reportable segments are being managed separately based on the fundamental differences in their operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment Accounting.

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
MARCH 31, 2022

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

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino Valley Lease, as amended (the “Chino Valley Lease”), effective September 1, 2021. The parties previously agreed that the base rental payments under the Chino Valley Lease would increase commensurate to any and all expanded and operational square footage on the premises by calculating the fixed rate of $0.82 per square foot per month by the new operational square footage. Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage to 67,312 square feet of operational space. This lease modification qualifies as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased.

On January 24, 2022 and effective on March 1, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Chino Valley Lease, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to Tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continues to expand.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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
MARCH 31, 2022

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

Significant Tenants

CJK and Broken Arrow, together, operate under the company brand, “Hana Meds” or “Hana”, and are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “Significant Tenant Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 8).

As of March 31, 2022 and December 31, 2021, security deposits payable to the Significant Tenants amounted to $71,800 in both periods. Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of period ended March 31, 2022, consists of the following:

Future annual base rent:
2022 (remainder of year)	$1,313,267
2023	1,751,023
2024	1,751,023
2025	1,751,023
2026	1,739,559
2027	1,731,370
Thereafter	21,353,558
Total	$31,390,823

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended March 31, 2022 and 2021, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $385,294 and $296,480, which represents 41.1% and 85.7% of the Company’s total revenues, respectively.

On March 31, 2022 and December 31, 2021, accounts receivable from advisory services provided to the Significant Tenants amounted to $0 and $2,813, respectively. Further, as of March 31, 2022 and December 31, 2021 a deferred rent receivable of $162,523 and $164,770 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively, and as of March 31, 2022, a lease incentive receivable of $497,706 is due from the Significant Tenant, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the three months ended March 31, 2022 (see above)

Asset concentration

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

As of March 31, 2022 and December 31, 2021, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2022 and December 31, 2021, the Significant Tenants leased approximately 74.6% and 79.2% of the Company’s total assets, respectively. Through March 31, 2022, all rental payments have been made on a timely basis. As of March 31, 2022 and December 31, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by a convertibles note of $2,000,000 owed to Mr. Abrams (see Note 8). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 8).

NOTE 4 – RENTAL PROPERTIES

On March 31, 2022 and December 31, 2021, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2022	December 31, 2021
Building and building improvements	5-39	$6,293,748	$6,293,748
Land	-	2,016,548	2,016,548
Rental properties, at cost		8,310,296	8,310,296
Less: accumulated depreciation		(1,955,405)	(1,868,831)
Rental properties, net		$6,354,891	$6,441,465

For the three months ended March 31, 2022 and 2021, depreciation of rental properties amounted to $86,574 and $89,297, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”), an entity founded by an individual related to the Company’s COO. KCB, doing business as Open Dør Dispensaries, provides services to cannabis dispensary license holders utilizing the Open Dør Dispensaries retail model as franchisee partners. In exchange for the investment, KCB issued to the Company a convertible debenture (the “KCB Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The KCB Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the KCB Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the KCB Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the KCB Debenture prior to the Maturity Date or prior to any conversion as provided in the KCB Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

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
MARCH 31, 2022

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of March 31, 2022 and December 31, 2021, an allowance was not deemed necessary.

On March 31, 2022, convertible note receivable and interest receivable amounted to $200,000 and $962, respectively. On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 6 – INTANGIBLE ASSETS

On April 1, 2021, the Company’s subsidiary, Zoned Brokerage, entered in an engagement letter for real estate brokerage services with a consultant for a guaranteed term of one year (the “Guaranteed Term”). During the Guaranteed Term, neither party may terminate the engagement letter, except for “Cause” as defined in the engagement letter. In connection with the engagement letter, the Company issued 60,000 shares of its common stock for the acquisition of brokerage materials and active real estate listings. In the event of termination of the engagement letter due to cause with respect to the consultant, the consultant must return to the Company a portion of the stock equal to the remaining portion of the Guaranteed Term. The shares were valued at their fair value of $37,800 using the quoted per share price on the date of grant of $0.63. In connection with these shares, on April 1, 2021, the Company recorded an intangible asset of $37,800 which was amortized over the one-year term of the engagement letter.

On March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	March 31, 2022	December 31, 2021
Real estate brokerage materials and listing	1 year	$37,800	37,800
Less: accumulated amortization		(37,800)	(28,350)
		$-	$9,450

For the three months ended March 31, 2022 and 2021, amortization of intangible assets amounted to $9,450 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

On March 31, 2022 and December 31, 2021, the Company held investments with aggregate carrying values of $66,735 and $74,554, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	March 31, 2022	December 31, 2021
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	66,735	74,554
Total investments in unconsolidated joint venture entities			$176,000	$66,735	$74,554

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represents 50% of the membership interests of Zoneomics Green and the other joint venture partner received 50% of the membership interests for no capital contributions. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics Green.

The following represents unaudited summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of March 31, 2022 and for the three months ended March 31, 2022 and 2021.

Balance sheets (Unaudited)	Beakon	Zoneomics Green
Current assets:
Cash	$2,850	$43,471
Licensing agreement	150,000	-
Total assets	$152,850	$43,471

Liabilities	$-	$-

Equity	152,850	43,471
Total liabilities and equity	$152,850	$43,471

	For the Three Months Ended March 31, 2022
Statement of operations (Unaudited)	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(90)	(15,638)
Net loss	$(90)	$(15,638)
Company’s share of loss from unconsolidated joint ventures	$-	$(7,819)

During the three months ended March 31, 2022 and 2021, the Company recorded a loss from unconsolidated joint ventures of $7,819 and $0, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, the principal balance due under the Abrams Debenture is $2,000,000. As of March 31, 2022 and December 31, 2021, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $30,000.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

As of March 31, 2022 and December 31, 2021, the principal balance due under the McLaren Debenture was $0 and $20,000, respectively.

As of March 31, 2022 and December 31, 2021, accrued interest payable due under the McLaren Debenture was $0 and $5,400, respectively, which is included in accrued expenses – related party on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2022 and 2021, interest expense – related party amounted to $600 and $300, respectively.

Indemnification agreements

On August 23, 2021, the Company entered into indemnification agreements with each of its directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director and officer to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director and officer for the Company. Additionally, the Company shall advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. In August 2021, the Company did not renew its officers’ and directors’ insurance.

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of March 31, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

a.	Alter or change the rights, preferences or privileges of the Preferred Stock.

b.	Create any new class of stock having preferences over the Preferred Stock.

c.	Repurchase any of our common stock.

d.	Merge or consolidate with any other company, except our wholly owned subsidiaries.

e.	Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all our property or business.

f.	Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(B) Common stock issued for services

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

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2022, 925,000 stock option awards are outstanding and 193,750 options are exercisable under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of March 31, 2022 and December 31, 2021, 9,075,000 and 9,675,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2022 and December 31, 2021, options to purchase 1,250,000 shares of common stock are outstanding and 1,175,000 options are exercisable pursuant to the 2014 Plan.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

In January 2022, the Company’s Board of Directors unanimously agreed to stop receiving any direct stock issuance or cash payments related to their compensation for services on the Company’s Board of Directors. The Company and its Directors believe it is in the Company’s best interest to transition Directors’ compensation to a multi-year stock option plan. Accordingly, on January 21, 2022, the Company granted stock options to purchase an aggregate of 525,000 of the Company’s common stock at an exercise price of $0.78 per share to members of the Company’s board of directors pursuant to the 2016 Plan. The grant date of the stock options was January 21, 2022 and the options expire on January 21, 2032. The stock option shall vest in equal quarterly installments, with the first installment of 43,750 stock options vesting on January 20, 2022, and 43,750 stock options vesting each quarter through October 21, 2024. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 108.7%; risk-free interest rate of 1.54%; and an estimated holding period of 6 years. In connection with these options, the Company valued these stock options at a fair value of $345,173 and will record stock-based compensation expense over the vesting period.

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

For the three months ended March 31, 2022 and 2021, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $116,916 and $15,822, respectively. As of March 31, 2022, there were 2,175,000 options outstanding and 1,368,750 options vested and exercisable. As of March 31, 2022, there was $375,925 of unvested stock-based compensation expense to be recognized through June 2031. The aggregate intrinsic value on March 31, 2022 was $7,250 and was calculated based on the difference between the quoted share price on March 31, 2022 of $0.79 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,575,000	$0.99	4.71	$1,400
Granted	600,000	0.81		-
Balance Outstanding March 31, 2022	2,175,000	$0.94	5.94	$7,250
Exercisable, March 31, 2022	1,368,750	$0.99	4.02	$2,438

Balance Non-vested on December 31, 2021	275,000	$1.00	-	$-
Granted	600,000	0.81	-	-
Vested during the period	(68,750)	0.86	-	-
Balance Non-vested on March 31, 2022	806,250	$0.87	9.00	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2022 and December 31, 2021, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
MARCH 31, 2022

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
MARCH 31, 2022

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company will contribute a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. During the three months ended March 31, 2022 and 2021, 401(k) contribution expense amounted to $4,140 and $0, respectively, which is included in compensation and benefits on the accompanying unaudited condensed consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 12 – SEGMENT REPORTING

Prior to January 1, 2022, the Company determined that its properties had similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties, and advisory and brokerage services related to commercial properties). The Company’s determination was based primarily on its method of internal reporting. Beginning on January 1, 2022, the Company changed its method of internal reporting and determined that the Company operates in two reportable segments which consists of (1) the operations, leasing and management of its leased commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) advisory and brokerage services related to commercial properties, herein known as the “Real Estate Services” segment. The Company has determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Property Investment Portfolio	$390,097	$345,845
Real Estate Services	548,604	-
	938,701	345,845
Depreciation and amortization:
Property Investment Portfolio	87,867	90,746
Real estate services	9,450	-
	97,317	90,746
Interest expense:
Property Investment Portfolio	30,600	30,300
Real Estate Services	-	-
	30,600	30,300
Loss from unconsolidated joint ventures:
Property Investment Portfolio	7,819	-
Real Estate Services	-	-
	7,819	-
Net (loss) income:
Property Investment Portfolio	(131,149)	(71,335)
Real Estate Services	105,453	-
	$(25,696)	$(71,335)

	March 31, 2022	December 31, 2021
Identifiable long-lived tangible assets on March 31, 2022 and December 31, 2021 by segment
Property Investment Portfolio	$6,371,280	$6,455,383
Real Estate Services	-	-
	$6,371,280	$6,455,383

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 13 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Since the terms of the Company’s operating lease for its office space prior to March 15, 2022 was 12 months or less on the date of adoption, pursuant to ASC 842, the Company determined that the lease met the definition of a short-term lease, and the Company did not recognize the right-of use asset and lease liability arising from this lease. Upon signing of the Assumption of Lease and Consent Agreement on March 15, 2022, the Company analyzed the new lease and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value.

During the three months ended March 31, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $4,396 and $4,268, respectively, which is included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On March 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

March 31, 2022
Office lease right of use asset	$90,710
Less: accumulated amortization	(1,509)
Balance of ROU assets	$89,201

On March 31, 2022, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended December 31,	Amount
2022 (remainder of year)	$26,458
2023	36,133
2024	33,861
Total minimum non-cancelable operating lease payments	96,452
Less: discount to fair value	(7,403)
Total lease liability on March 31, 2022	$89,049

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2022, the Company granted a stock option to purchase 52,500 of the Company’s common stock at an exercise price of $1.00 per share to an employee of the Company pursuant to the 2016 Plan. The grant date of the stock option was April 1, 2022 and the option expires on October 1, 2031. The option vests as to (i) 2,500 of such shares on April 1, 2022; and (ii) as to 5,000 of such shares on October 1, 2022 and each year thereafter through October 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110.76%; risk-free interest rate of 2.39%; and an estimated holding period of 10 years. The Company valued this stock option at a fair value of $67,660 and will record stock-based compensation expense over the vesting period.

On May 3, 2022, the Company's Board of Directors approved the appointment of Daniel R. Gauthier as the Company’s Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary. The Company is still finalizing the start date and terms of his employment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 24, 2022, as the same may be updated from time to time.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a real estate development firm for emerging and highly regulated industries, including regulated cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Real Estate Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We operate our business in two reportable segments consisting of (i) the operations, leasing and management of its leased commercial properties (the “Property Investment Portfolio” segment), and (ii) advisory and brokerage services related to commercial properties (the “Real Estate Services” segment). We are in the process of developing and expanding multiple business divisions, including a property technology division, and a property investment portfolio division focused on acquisitions to expand our property holdings. Each of these operating divisions is an important element of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

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

The Company currently maintains a portfolio of properties that we own, develop, and lease. We lease land and/or building space at all four of the properties in our portfolio. Four of the properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

For the three months ended March 31, 2022 and 2021, substantially all of our Property Investment Portfolio segment revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona. For the three months ended March 31, 2022 and 2021, Real Estate Services segment revenues included $0 and $9,250, respectively, that were generated from the Significant Tenants.

As of March 31, 2022, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial/ Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1

					Total Properties
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	513,188

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	160,249

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of March 31, 2022	60,000	97,312	1,440	1,497	160,249

Annual Base Rent (*,**)
2022 (remainder of year)	$457,450	$788,227	$31,500	$36,000	$1,313,267
2023	610,053	1,050,970	42,000	48,000	1,751,023
2024	610,053	1,050,970	42,000	48,000	1,751,023
2025	610,053	1,050,970	42,000	48,000	1,751,023
2026	598,589	1,050,970	42,000	48,000	1,739,559
2027	590,400	1,050,970	42,000	48,000	1,731,370
Thereafter	7,281,600	12,961,958	518,000	592,000	21,353,558
Total	$10,676,400	$19,005,035	$759,500	$868,000	$31,390,823

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2022	$9.8	$10.8	$29.2	$32.1
2023	$9.8	$10.8	$29.2	$32.1
2024	$9.8	$10.8	$29.2	$32.1
2025	$9.8	$10.8	$29.2	$32.1
2026	$9.8	$10.8	$29.2	$32.1

The Company will focus heavily on the growth of a diversified revenue stream in 2022 and is moving to take advantage of new opportunities. We intend to accomplish this by prospecting new advisory services across the country for private, public, and municipal clients. We believe that strategic real estate and sustainability services are likely to emerge as the growth engine for Zoned Properties.

Pursuant to lease agreements with our Significant Tenant, from the period from May 31, 2020 through March 31, 2022, our Significant Tenants invested a combined total of at least $8,000,000 in improvements in and to the properties in Chino Valley. The increase in the rentable area of the leased premises resulted in an increase in all amounts calculated based on the same, including, without limitation, base rent.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Currently, all of the properties in the Company’s portfolio are open to its Significant Tenants and will remain open pursuant to state and local government requirements. The Company did not experience in 2020 or 2021 and does not foresee in 2022, any material changes to its operations from COVID-19. The Company’s tenants are continuing to generate revenue at these properties, and they have continued to make rental payments in full and on time and we believe the tenants’ liquidity position is sufficient to cover its expected rental obligations. Accordingly, while the Company does not anticipate an impact on its operations, it cannot estimate the duration of the pandemic and potential impact on its business if the properties must close or if the tenants are otherwise unable or unwilling to make rental payments. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its properties and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Results of Operations

The following comparative analysis of results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three months ended March 31, 2022 and 2021, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2022 and 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

For the three months ended March 31, 2022 and 2021, revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021
Rental revenues	$390,097	$292,189
Advisory revenues	31,250	53,656
Brokerage revenues	511,104	-
Franchise fees	6,250	-
Total revenues	$938,701	$345,845

Revenues by reportable business segments for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Property investment portfolio	$390,097	$345,845
Real estate services	548,604	-
	938,701	345,845

For the three months ended March 31, 2022, total revenues amounted to $938,701, including Significant Tenant revenues of $385,294, as compared to $345,845, including Significant Tenant revenues of $296,480, for the three months ended March 31, 2021, an increase of $592,856, or 171.4%. For the three months ended March 31, 2022, the increase in revenues as compared to the 2021 comparable period was attributable to an increase in rental revenue from our Significant Tenants of $89,365 due to an increase in rental revenue at our Chino Valley facility related to a fourth amendment to our lease agreement in connection with an increase in rentable square footage, an increase in brokerage revenue of $511,104 related to commission earned on real estate listings, and an increase in franchise fees earned of $6,250, offset by a decrease in advisory revenues of $22,406. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended March 31, 2022, operating expenses amounted to $929,183 as compared to $389,213 for the three months ended March 31, 2021, an increase of $539,970, or 138.70%. For the three months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021
Compensation and benefits	$272,130	$131,144
Professional fees	116,319	94,420
Brokerage fees	356,547	-
General and administrative expenses	65,108	51,478
Depreciation and amortization	97,317	90,747
Real estate taxes	21,762	21,424
Total	$929,183	$389,213

●	For the three months ended March 31, 2022, compensation and benefit expense increased by $140,986, or 107.5%, as compared to the three months ended March 31, 2022. This increase was attributable to an increase in stock-based compensation of $49,094 and an increase in compensation and benefits of $91,892. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense, offset by shares issued for services during the three months ended March 31, 2021. Additionally, subsequent to the first quarter of 2021, we began to hire additional staff related to the diversification of our services into brokerage services and the expansion of our advisory services which caused an increase in compensation and benefit expense during the first quarter of 2022.

●	For the three months ended March 31, 2022, professional fees increased by $21,899, or 23.2%, as compared to the three months ended March 31, 2021. This increase was primarily attributable to an increase in accounting fees of $1,268, an increase in consulting fees of $6,039 related to an increase in consultants used in our brokerage business, an increase in public relations fees of $10,625, and an increase in legal fees of $3,968.

●	For the three months ended March 31, 2022, we recorded brokerage fees amounting to $356,547. We did not record brokerage fees during the three months ended March 31, 2021. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended March 31, 2022, general and administrative expenses increased by $13,630, or 26.5%, as compared to the three months ended March 31, 2021.

●	For the three months ended March 31, 2022, depreciation expense increased by $6,570, or 7.2%, as compared to the three months ended March 31, 2021.

●	For the three months ended March 31, 2022, real estate taxes increased by $338, or 1.6%, as compared to the three months ended March 31, 2021.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2022, income from operations amounted to $9,518 as compared to a loss from operations of $(43,368) for the three months ended March 31, 2021, a positive change of decrease of $52,886, or 121.9%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party, and includes other (expense) income. For the three months ended March 31, 2022 and 2021, total other expenses, net amounted to $35,214 as compared to total other expenses, net of $27,967, respectively, representing an increase of $7,247, or 25.9%. This increase was attributable to an increase in loss from unconsolidated joint ventures of $7,819 and an increase in interest expense of $300, offset by an increase in interest income of $872 attributable to interest earned on the convertible note receivable.

Net loss

As a result of the foregoing, for the three months ended March 31, 2022 and 2021, net loss amounted to $25,696, or $(0.00) per common share (basic and diluted), and $71,335, or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had $787,918 and $1,191,940 of cash as of March 31, 2022 and December 31, 2021, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows,

●	The cost of being a public company,

●	An increase in investments in joint ventures and other projects, and

●	An increase in funds used for lease incentives paid to our Significant Tenant.

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q. Other than revenue received from the lease of our rental properties, from advisory fees, from brokerage revenues, and from franchise services, we presently have no other significant alternative source of working capital.

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

On March 19, 2020, we made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”), an entity founded by an individual related to the Company’s COO. KCB, doing business as Open Dør Dispensaries, provides services to cannabis dispensary license holders utilizing the Open Dør Dispensaries retail model as franchisee partners.. In exchange for the investment, KCB issued to us a convertible debenture (the “Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the Debenture prior to the Maturity Date or prior to any conversion as provided in the Debenture in whole or in part, we will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance. On or after six months from the Issuance Date, we may convert all or a portion of the principal balance and all accrued and unpaid interest due into a number of units equal to the proportion of the outstanding amount being converted multiplied by 33% of the total number of units issued and outstanding at the time of conversion, constituting 33% of the total percentage interest (the “Conversion Percentage”). If KCB defaults on payment of the Debenture, we may, at its option, extend all conversion rights, through and including the date KCB tenders or attempts to tender payment in full of all amounts due under the Debenture. Conversion rights terminate upon acceptance by the Company of payment in full of principal, accrued interest, and any other amounts due under the Debenture. If (i) KCB does not elect to exercise its rights of prepayment prior to the Maturity Date, (ii) we do not elect to exercise its rights of conversion, and (iii) KCB pays to the Company all outstanding principal and interest accrued and due under the terms of the Debenture on the Maturity Date, we will still be entitled to receive a number of units, in addition to such payment amount, constituting 8% of the total outstanding units and 8% of the total percentage interest following such issuance and at the time of such issuance.

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

●	Interest Accrual Commencement: Pursuant to the A&R Debenture, interest on the Initial Investment began accruing as of March 19, 2020, while interest on the Additional Investment began accruing on February 19, 2021.

●	Franchise Fees. In the A&R Debenture, the parties acknowledge that each time that KCB sells one of its franchise locations, KCB earns a fee (an “Initial Fee”), and that KCB also earns a fee when one of its franchise locations renews its franchise with KCB (a “Renewal Fee”). Pursuant to the A&R Debenture, the Company and KCB agreed that, as additional consideration for the Additional Investment, KCB will pay to the Company, in perpetuity, 5% of any Initial Fee received by KCB after the Amendment Date, as well as 5% of any Renewal Fee received by KCB related to any franchise locations sold after the Amendment Date, in each case to be paid within five (5) days of receipt of KCB thereof.

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

As discussed in the Overview section and elsewhere, during the year ended December 31, 2021, we contributed $86,000 to the Beakon joint venture and we contributed $90,000 to the Zoneomics Green joint venture. Additionally, on December 31, 2021, we recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of our equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, our ability to recover the carrying amount of the investment in Beakon was impaired as of December 31, 2021.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2022 and December 31, 2021, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2022 and December 31, 2021, these Significant Tenants represented approximately 82.3% and 79.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

We included audited financial statements of our Significant Tenants as Exhibit 99.1 to our Annual Report on Form 10-K as filed with the SEC on March 24, 2022 since such audited financial statements represent material information and are necessary for the protection of investors.

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

Cash Flow

For the Three Months Ended March 31, 2022 and 2021

Net cash flow provided by operating activities was $119,742 for the three months ended March 31, 2022, as compared to net cash flow provided by operating activities of $165,035 for the three months ended March 31, 2021, representing a decrease of $45,293.

●	Net cash flow provided by operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $25,696 adjusted for the add-back of non-cash items consisting of depreciation of $87,867, amortization expense of $9,450, accretion of stock-based stock option expense of $116,916, and a loss from unconsolidated joint ventures of $7,819, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $311,877 attributable to an increase in brokerage commissions receivable, a decrease in prepaid expenses of $10,881, an increase in accounts payable of $248,067 attributable to an increase in brokerage fees payable, a decrease in accrued expenses of $25,802, and a decrease in deferred rent receivable of $2,247.

●	Net cash flow provided by operating activities for the three months ended March 31, 2021 primarily reflected net loss of $71,335 adjusted for the add-back of non-cash items consisting of depreciation of $90,746, stock-based compensation expense of $52,000 and accretion of stock-based stock option expense of $15,822, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $56,555 and an increase in accounts payable of $26,095.

During the three months ended March 31, 2022, net cash flow used in investing activities amounted to $503,764 as compared to net cash used in investing activities of $107,135, an increase of $396,629. During the three months ended March 31, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to our Significant Tenant to be used for leasehold improvements, and the purchase of property and equipment of $3,764. For the three months ended March 31, 2021, cash used in investing activities was attributable to cash used for an investment in a convertible note receivable of $100,000 and cash used in the improvement of rental properties of $7,135.

During the three months ended March 31, 2022, net cash flow used in financing activities amounted to $20,000 as compared to net cash used in financing activities of $0, an increase of $20,000. During the three months ended March 31, 2022, net cash used in financing activities was attributable to the repayment of notes payable – related party of $20,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2022 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	970	150	240	240	340
Total	$2,970	$150	$240	$240	$2,340

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known trends, and market/economic conditions.

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

Lease accounting

Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly.

If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. On May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195 due to additional space of 27,312 square feet being leased to the lessee. On January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under the FASB’s Accounting Standards Codification (“ASC”) 842. At the commencement of the modified terms, the Company reassessed its lease classification and concluded it remained properly classified as an operating lease.

The Company records revenues from rental properties for its operating leases on a straight-line basis where it is the lessor. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of March 31, 2022 and December 31, 2021 of $162,523 and $164,770, respectively. Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

Revenue recognition

We follow ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes. These payments are recorded as rental income and the related property tax expense reflected separately on the condensed consolidated statements of operations.

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

Franchise fee revenues consist of fees earned each time that KCB Jade Holdings, LLC sells one of its franchise locations. Franchise fee revenues are recognized when earned and collectability is reasonably assured.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment Accounting.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 12, 2022	/s/ Bryan McLaren
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)