Form 10-Q
period 2022-06-30
Zoned Properties, Inc.
filed 2022-08-11
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Cash	$891,244	$1,191,940
Accounts receivable	274,112	7,909
Deferred rent receivable	160,276	164,770
Lease incentive receivable	490,826	-
Rental properties, net	6,269,374	6,441,465
Prepaid expenses and other assets	55,006	32,350
Convertible note receivable	200,000	200,000
Property and equipment, net	14,666	13,918
Right of use asset, net	81,244	-
Intangible asset, net	-	9,450
Investment in unconsolidated joint ventures	63,634	74,554
Investment in equity securities	50,000	-
Security deposits	2,272	1,100

Total Assets	$8,552,654	$8,137,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	-	20,000
Accounts payable	215,220	11,244
Accrued expenses	122,879	108,364
Lease liability	81,354	-
Accrued interest - related party	-	5,400
Deferred revenues	12,250	4,750
Security deposits payable	71,800	71,800

Total Liabilities	2,503,503	2,221,558

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 and 12,201,548 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,202	12,202
Additional paid-in capital	21,198,575	21,000,563
Accumulated deficit	(15,163,626)	(15,098,867)

Total Stockholders’ Equity	6,049,151	5,915,898

Total Liabilities and Stockholders’ Equity	$8,552,654	$8,137,456

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES:
Rental revenues	$450,314	$294,972	$840,411	$587,161
Advisory revenues	40,500	18,500	71,750	72,156
Brokerage revenues	2,838	236,592	513,942	236,592
Franchise fees	5,000	-	11,250	-

Total revenues	498,652	550,064	1,437,353	895,909

OPERATING EXPENSES:
Compensation and benefits	264,699	64,166	536,829	195,310
Professional fees	66,429	108,522	182,748	202,942
Brokerage fees	1,419	118,296	357,966	118,296
General and administrative expenses	67,307	49,931	132,415	101,409
Depreciation and amortization	86,551	100,189	183,868	190,936
Real estate taxes	21,763	21,251	43,525	42,675
Gain on sale of property and equipment	(312)	(51,944)	(312)	(51,944)

Total operating expenses, net	507,856	410,411	1,437,039	799,624

(LOSS) INCOME FROM OPERATIONS	(9,204)	139,653	314	96,285

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(60,000)	(60,000)
Interest expenses - related party	-	(300)	(600)	(600)
Interest income	3,242	3,241	6,447	5,574
Loss from unconsolidated joint ventures	(3,101)	-	(10,920)	-

Total other expenses,net	(29,859)	(27,059)	(65,073)	(55,026)

(LOSS) INCOME BEFORE INCOME TAXES	(39,063)	112,594	(64,759)	41,259

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(39,063)	$112,594	$(64,759)	$41,259

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.01	$(0.01)	$0.00
Diluted	$(0.00)	$0.01	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,201,548	12,200,889	12,201,548	12,134,037
Diluted	12,201,548	12,604,889	12,201,548	12,538,037

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,916	-	116,916

Net loss	-	-	-	-	-	(25,696)	(25,696)

Balance, March 31, 2022	2,000,000	2,000	12,201,548	12,202	21,117,479	(15,124,563)	6,007,118

Accretion of stock based compensation related to stock options issued	-	-	-	-	81,096	-	81,096

Net loss	-	-	-	-	-	(39,063)	(39,063)

Balance, June 30, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,198,575	$(15,163,626)	$6,049,151

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net income	-	-	-	-	-	41,259	41,259

Balance, March 31, 2021	2,000,000	2,000	12,141,548	12,142	20,922,465	(14,891,789)	6,044,818

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock based compensation related to stock options issued	-	-	-	-	6,087	-	6,087

Net income	-	-	-	-	-	112,594	112,594

Balance, June 30, 2021	2,000,000	$2,000	12,201,548	$12,202	$20,966,292	$(14,779,195)	$6,201,299

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(64,759)	$41,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	174,418	181,486
Amortization expense	9,450	9,450
Stock-based compensation	-	52,000
Stock option expense	198,012	21,909
Lease costs	110	-
Loss from unconsolidated joint ventures	10,920	-
Gain on sale of rental property and property and equipment	(311)	(51,944)
Change in operating assets and liabilities:
Accounts receivable	(266,203)	(145,479)
Deferred rent receivable	4,494	4,493
Lease incentive receivable	9,174	-
Prepaid expenses and other assets	(22,656)	79,962
Security deposit	(2,272)	-
Accounts payable	203,976	74,731
Accrued expenses	14,515	9,191
Accrued expenses- related parties	(5,400)	600
Deferred revenues	7,500	4,000
Security deposits payable	-	2,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	270,968	284,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	-	(100,000)
Lease incentive provided to tenant	(500,000)	-
Purchases of rental property improvements	-	(7,135)
Purchases of property and equipment	(3,764)	(2,624)
Net proceeds from sale of rental property	-	322,332
Proceeds from sale of property and equipment	2,100	-
Investment in joint ventures and equity securities	(50,000)	(165,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(551,664)	47,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(20,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(20,000)	-

NET (DECREASE) INCREASE IN CASH	(300,696)	331,981

CASH, beginning of period	1,191,940	699,335

CASH, end of period	$891,244	$1,031,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$66,000	$60,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for intangible asset	$-	$37,800

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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

The Company has the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Zoned Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data”) was organized in the State of Arizona on April 14, 2021.

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

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
JUNE 30, 2022

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2022 and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2022 and 2021 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in joint ventures, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including stock options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the regulated cannabis industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenants amounted to $830,773 and $588,462, respectively, which represents 57.8% and 95.6% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2022 and December 31, 2021. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit.

To date, the Company has not experienced any losses on its invested cash. On June 30, 2022 and December 31, 2021, the Company had approximately $641,000 and $942,000, respectively, of cash in excess of FDIC limits of $250,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. During the six months ended June 30, 2022 and 2021, the Company did not record any allowances for doubtful accounts.

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On June 30, 2022, equity investments consist of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 7). On December 31, 2021, the Company did not have any investment in equity securities.

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
JUNE 30, 2022

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

The Company has capitalized land, which is not subject to depreciation. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the six months ended June 30, 2022 and 2021, the Company did not record any impairment losses.

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
JUNE 30, 2022

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of June 30, 2022 and December 31, 2021 of $160,276 and $164,770, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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
JUNE 30, 2022

Basic and diluted (loss) income per share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net loss. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing (loss) income per share is an earnings allocation formula that determines (loss) income per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income per common share - basic:
Net (loss) income	$(39,063)	$112,597	$(64,759)	$41,259
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net (loss) income allocated to common stockholders	$(39,063)	$112,594	$(64,759)	$41,259
Weighted average common shares outstanding – basic	12,201,548	12,200,889	12,201,548	12,134,037
Net (loss) income per common share – basic	$(0.00)	$0.01	$(0.01)	$0.00

Net (loss) income (loss) per common share - diluted:
Net (loss) income allocated to common shareholders – basic	$(39,063)	$112,597	$(64,759)	$41,259
Add: interest of convertible debt	-	30,300	-	60,600
Numerator for (loss) income per common share – diluted	$(39,063)	$142,894	$(64,759)	$101,859
Weighted average common shares outstanding – diluted	12,201,548	12,604,889	12,201,548	12,538,037
Net (loss) income per common share – diluted	$(0.00)	$0.01	$(0.01)	$0.00

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2022 and 2021.

	June 30,
	2022	2021
Convertible debt	400,000	404,000
Stock options	2,227,500	1,450,000
	2,627,500	1,854,000

Segment reporting

Prior to January 1, 2022, the Company determined that its properties had similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing commercial properties, and advisory and brokerage services related to commercial properties). The Company’s determination was based primarily on its method of internal reporting. Beginning on January 1, 2022, the Company changed its method of internal reporting and determined that the Company operates in two reportable segments which consists of (1) the operations, leasing and management of its leased commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) advisory, brokerage and franchise services related to commercial properties, herein known as the “Real Estate Services” segment. The Company has determined that these reportable segments were strategic business units that offered different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2022 and December 31, 2021 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

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
JUNE 30, 2022

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

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

Chino Valley

On May 1, 2018, Chino Valley and Broken Arrow Herbal Center, Inc. (“Broken Arrow”) terminated the prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow.

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
JUNE 30, 2022

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

Green Valley

On May 1, 2018, Green Valley and Broken Arrow terminated the prior Green Valley Lease dated October 1, 2014, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Green Valley Lease. The Green Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

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

Tempe

On May 1, 2018, Zoned Arizona and CJK terminated the prior Tempe Leases dated August 15, 2015, as amended, and June 15, 2017, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

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
JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, security deposits payable to the Significant Tenants amounted to $71,800 in both periods. Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of period ended June 30, 2022, consists of the following:

Future annual base rent:
2022 (remainder of year)	$875,512
2023	1,751,023
2024	1,751,023
2025	1,751,023
2026	1,739,559
2027	1,731,370
Thereafter	21,353,558
Total	$30,953,068

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended June 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $445,479 and $291,982, which represents 89.5% and 53.1% of the Company’s total revenues, respectively. For the six months ended June 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $830,773 and $588,462, which represents 57.8% and 65.7% of the Company’s total revenues, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

On June 30, 2022 and December 31, 2021, accounts receivable from advisory services provided to the Significant Tenants amounted to $0 and $2,813, respectively. Further, as of June 30, 2022 and December 31, 2021 a deferred rent receivable of $160,276 and $164,770 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively, and as of June 30, 2022, a lease incentive receivable of $490,826 is due from the Significant Tenant, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the six months ended June 30, 2022 (see above)

Asset concentration

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

As of June 30, 2022 and December 31, 2021, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2022 and December 31, 2021, the Significant Tenants leased approximately 73.3% and 79.2% of the Company’s total assets, respectively. Through June 30, 2022, all rental payments have been made on a timely basis. As of June 30, 2022 and December 31, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Alan Abrams and are collateralized by a convertible note payable of $2,000,000 owed to Mr. Abrams (see Note 8). On March 1, 2018, the Company and Alan Abrams entered into a Reaffirmation Agreement (See Note 8).

NOTE 4 – RENTAL PROPERTIES

On June 30, 2022 and December 31, 2021, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2022	December 31, 2021
Building and building improvements	5-39	$6,293,748	$6,293,748
Land	-	2,016,548	2,016,548
Rental properties, at cost		8,310,296	8,310,296
Less: accumulated depreciation		(2,040,922)	(1,868,831)
Rental properties, net		$6,269,374	$6,441,465

For the three months ended June 30, 2022 and 2021, depreciation of rental properties amounted to $85,517 and $89,299, respectively. For the six months ended June 30, 2022 and 2021, depreciation of rental properties amounted to $172,091 and $178,596, respectively.

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
JUNE 30, 2022

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
JUNE 30, 2022

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of June 30, 2022 and December 31, 2021, an allowance was not deemed necessary.

On June 30, 2022, convertible note receivable and interest receivable amounted to $200,000 and $4,203, respectively. On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively.

NOTE 6 – INTANGIBLE ASSET

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

On June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	June 30, 2022	December 31, 2021
Real estate brokerage materials and listing	1 year	$37,800	37,800
Less: accumulated amortization		(37,800)	(28,350)
		$-	$9,450

For the three months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $0 and $9,450, respectively. For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $9,450 and $9,450, respectively.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On June 30, 2022 and December 31, 2021, the Company held investments with aggregate carrying values of $63,634 and $74,554, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	June 30, 2022	December 31, 2021
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	63,634	74,554
Total investments in unconsolidated joint venture entities			$176,000	$63,634	$74,554

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

On April 22, 2021, ZP Data entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data accounts for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. Currently, the licensing company and Beakon have completed the creation of the foundational design, technology platform, and market positioning for Beakon to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. This was the primary risk for the Company in its financial investment and for Beakon in moving to a successful launch. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Beakon. During the fourth quarter of 2021, a negative open memo was published and distributed by Visa regarding merchant banking in regulated industries. The Company believes that this occurrence has unexpectedly and significantly increased the risk to the Beakon project and must be remedied prior to the launch of Beakon. The uncertainty related to cannabis banking reform and regulation at the federal level, which the Beakon platform relies upon, is now so uncertain that the Company believes it is most appropriate to cause an impairment of the Beakon investment at this time, while also understanding that Beakon may still very well create material value for the Company in the future. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive. For the year ended December 31, 2021, the $73,970 impairment loss is included in impairment loss from unconsolidated joint ventures on the consolidated statement of operations.

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

The following represents unaudited summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of June 30, 2022 and for the six months ended June 30, 2022 and 2021.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$2,580	$37,268
Licensing agreement	150,000	-
Total assets	$152,580	$37,268

Liabilities	$-	$-

Equity	152,580	37,268
Total liabilities and equity	$152,580	$37,268

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Statement of operations (Unaudited)	For the Six Months Ended June 30, 2022
	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(360)	(21,840)
Net loss	$(360)	$(21,840)
Company’s share of loss from unconsolidated joint ventures	$-	$(10,920)

During the six months ended June 30, 2022 and 2021, the Company recorded a loss from unconsolidated joint ventures of $10,920 and $0, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercisable significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On June 30, 2022, investment in equity securities amounted to $50,000.

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

As of June 30, 2022 and December 31, 2021, the principal balance due under the Abrams Debenture is $2,000,000. As of June 30, 2022 and December 31, 2021, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $60,000

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

NOTE 9 – RELATED PARTY TRANSACTION

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

As of June 30, 2022 and December 31, 2021, the principal balance due under the McLaren Debenture was $0 and $20,000, respectively.

As of June 30, 2022 and December 31, 2021, accrued interest payable due under the McLaren Debenture was $0 and $5,400, respectively, which is included in accrued expenses – related party on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2022 and 2021, interest expense – related party amounted to $0 and $300, respectively. For the six months ended June 30, 2022 and 2021, interest expense – related party amounted to $600.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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
JUNE 30, 2022

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

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2022, 977,500 stock option awards are outstanding and 240,000 options are exercisable under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of June 30, 2022 and December 31, 2021, 9,022,500 and 9,675,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2022 and December 31, 2021, options to purchase 1,250,000 shares of common stock are outstanding and 1,175,000 options are exercisable pursuant to the 2014 Plan.

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
JUNE 30, 2022

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

On April 1, 2022, the Company granted a stock option to purchase 52,500 of the Company’s common stock at an exercise price of $1.00 per share to an employee of the Company pursuant to the 2016 Plan. The grant date of the stock option was April 1, 2022 and the option expires on October 1, 2031. The option vests as to (i) 2,500 of such shares on April 1, 2022; and (ii) as to 5,000 of such shares on October 1, 2022 and each year thereafter through October 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110.76%; risk-free interest rate of 2.39%; and an estimated holding period of 10 years. The Company valued this stock option at a fair value of $37,660 and will record stock-based compensation expense over the vesting period.

For the three months ended June 30 2022 and 2021, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $81,096 and $6,087, respectively. For the six months ended June 30 2022 and 2021, in connection with the accretion of stock-based option expense, the Company recorded stock option expense of $198,012 and $21,909, respectively. As of June 30, 2022, there were 2,227,500 options outstanding and 1,415,000 options vested and exercisable. As of June 30, 2022, there was $332,490 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on June 30, 2022 was $0 and was calculated based on the difference between the quoted share price on June 30, 2022 of $0.715 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,575,000	$0.99	4.71	$1,400
Granted	652,500	0.82		-
Balance Outstanding June 30, 2022	2,227,500	$0.94	5.71	$0
Exercisable, June 30, 2022	1,415,000	$0.98	3.96	$0

Balance Non-vested on December 31, 2021	275,000	$1.00	-	$-
Granted	652,500	0.82	-	-
Vested during the period	(115,000)	0.83	-	-
Balance Non-vested on June 30, 2022	812,500	$0.88	9.64	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2022 and December 31, 2021, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
JUNE 30, 2022

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
JUNE 30, 2022

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three and six months ended June 30, 2022, the Company contributed $4,388 and $8,527 to the Plan.

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

Information with respect to these reportable business segments for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Property investment portfolio	$450,314	$294,972	$840,411	$587,161
Real estate services	48,338	255,092	596,942	308,748
	498,652	550,064	1,437,353	895,909
Depreciation and amortization:
Property investment portfolio	86,551	90,740	174,418	181,486
Real estate services	-	9,450	9,450	9,450
	86,551	100,190	183,868	190,936
Interest expense:
Property investment portfolio	30,000	30,300	60,600	60,600
Real estate services	-	-	-	-
	30,000	30,300	60,600	60,600

Loss from unconsolidated joint ventures:
Property investment portfolio	3,101	-	10,920	-
Real estate services	-	-	-	-
	3,101	-	10,920	-
Net (loss) income:
Property investment portfolio	166,402	9,407	35,253	(115,219)
Real estate services	(205,465)	103,187	(100,012)	156,478
	$(39,063)	$112,594	$(64,759)	$41,259

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	June 30, 2022	December 31, 2021
Identifiable long-lived tangible assets on June 30, 2022 and December 31, 2021 by segment
Property Investment Portfolio	$6,284,040	$6,455,383
Real Estate Services	-	-
	$6,284,040	$6,455,383

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

During the three months ended June 30, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $10,801 and $4,395, respectively. For the six months ended June 30, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $15,197 and $8,663, respectively. which is included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On June 30, 2022, right-of-use asset (“ROU”) is summarized as follows:

June 30, 2022
Office lease right of use asset	$90,710
Less: accumulated amortization	(9,466)
Balance of ROU assets	$81,244

On June 30, 2022, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended December 31,	Amount
2022 (remainder of year)	$17,663
2023	36,133
2024	33,861
Total minimum non-cancelable operating lease payments	87,657
Less: discount to fair value	(6,303)
Total lease liability on June 30 2022	$81,354

NOTE 14 – SUBSEQUENT EVENTS

Employment Agreement

On July 23, 2022, the Board of Directors of the Company appointed Berekk Blackwell, the Company’s Chief Operating Officer, as President of the Company, effective immediately. On July 26, 2022, the Company entered into an employment agreement, effective July 1, 2022, with Mr. Blackwell (the “Blackwell Employment Agreement”). Pursuant to the terms of the Blackwell Employment Agreement, the Company agreed to pay Mr. Blackwell a base annual salary of $150,000 for his services as President and Chief Operating Officer. The Company may also award Mr. Blackwell discretionary cash and/or equity bonuses. The Blackwell Employment Agreement has a term of one year, expiring on July 1, 2023. During the initial term, neither party may terminate the Blackwell Employment Agreement except for Cause (as defined in the Blackwell Employment Agreement).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Stock Options

On July 1, 2022, the Company granted a stock option to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share to an employee of the Company pursuant to the 2016 Plan. The grant date of the stock option was July 1, 2022 and the option expires on July 1, 2032. The option vests as to (i) 25,000 of such shares on July 1, 2022; and (ii) as to 10,000 of such shares on July 1, 2023 and each year thereafter through July 1, 2032. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 109.83%; risk-free interest rate of 2.88%; and an estimated holding period of 10 years. The Company valued this stock option at a fair value of $82,420 and will record stock-based compensation expense over the vesting period.

Line of Credit

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona may request advances under a multiple access loan (“MAL”) during the MAL Advance Period (as hereinafter defined) in an aggregate outstanding amount not to exceed $4,500,000. The “MAL Advance Period” means the shorter of (i) a period of one year from July 11, 2022, or (ii) a period commencing on July 11, 2022 and ending on the date that Zoned Arizona makes the Early Amortization Election (as hereinafter defined). On July 11, 2022, Zoned Arizona paid the Bank a $45,000 loan fee. Amounts borrowed under the MAL may not be re-borrowed.

The proceeds of each advance under the MAL may be used by Zoned Arizona to refinance the real property at 410 S. Madison Drive, Tempe, AZ 85251 (the “Property”) or to conduct certain acts related to the acquisition, improvement and maintenance of real property. On termination of the MAL, all unpaid principal, unpaid and accrued interest, and all other amounts due under the MAL will be immediately due and payable.

At any time before July 11, 2023, Zoned Arizona may elect to commence paying principal together with interest on the MAL (the “Early Amortization Election”) in accordance with the repayment terms set forth in the variable rate note initially evidencing the MAL, executed by Zoned Arizona in favor of the Bank (the “Note”). If Zoned Arizona makes the Early Amortization Election, then (i) Zoned Arizona will not be entitled to any further advances under the MAL, and (ii) the 25-year amortization schedule referenced in the Note will be from the date Zoned Arizona makes the Early Amortization Election.

Provided that Zoned Arizona has previously drawn one or more advances equal to or greater than $1 million under the MAL, at any time during the MAL Advance Period, Zoned Arizona may elect to reset as to such advances from the variable interest rate set forth in the Note to a fixed interest rate for the remaining term of the MAL (the “Fixed Rate Option”). In the event Zoned Arizona elects the Fixed Rate Option for any advances, such advances will become subject to a new SWAP note (a “SWAP Note”) in a principal amount of at least $1 million based on an interest rate equal to the prime rate then in existence as of the effective date of the new SWAP Note plus 0.75%.

The Loan Agreement contains representations, warranties and covenants customary for a transaction of this type. Among other things, the Loan Agreement provides as follows: (a) upon the occurrence of an event of default, the outstanding principal balance of the MAL will not at any time exceed 65% of the Property’s most recent appraised value; (b) upon the occurrence of an event of default, Zoned Arizona will maintain a minimum Non-Cannabis Debt Service Coverage Ratio (as hereinafter defined) of 1.40 to 1.00; (c) Zoned Arizona will at all times maintain a minimum debt service coverage ratio of 1.50 to 1.0; and (d) Zoned Arizona and the Company, collectively, will maintain at all times, liquid assets of at least the sum of all tenant securities deposits under leases, plus $350,000 in operating reserves.

All advances under the MAL bear interest at a variable rate equal to the greater of (a) the prime rate plus 2%, or (b) a floor rate equal to the sum of the prime rate as of July 11, 2022 plus 2.25%. From July 11, 2022 to July 11, 2023, Zoned Arizona agreed to make interest payments on the outstanding principal balance of the MAL. From and after July 11, 2023 and continuing until July 11, 2028 (the “Maturity Date”), Zoned Arizona will pay principal together with interest on the MAL in 60 monthly installments based on the interest rate set forth in the Note and a principal amortization schedule of 25 years from July 11, 2023 (or if Zoned Arizona makes the Early Amortization Election, from the date such election is made).

Zoned Arizona may prepay the outstanding principal under the Note, at any time, subject to the provisions of the Note. If Zoned Arizona prepays all, but not less than all, of the outstanding principal balance of the MAL at any time until July 11, 2023, then Zoned Arizona will also pay a premium equal to 1% of the amount prepaid.

Dissolution of Subsidiaries

In July 2022, the Company dissolved its subsidiaries Gilbert and Zoned Colorado (See Note 1).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 24, 2022.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

We operate our business in two reportable segments consisting of (i) the operations, leasing and management of its leased commercial properties (the “Property Investment Portfolio” segment, and (ii) advisory and brokerage services related to commercial properties (the “Real Estate Services” segment). We are in the process of developing and expanding multiple business divisions, including a property technology division, and a property investment portfolio division focused on acquisitions to expand our property holdings. Each of these operating divisions is an important element of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

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

For the three and six months ended June 30, 2022 and 2021, substantially all of our Property Investment Portfolio revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona. For the three months ended June 30, 2022 and 2021, Real Estate Services segment revenues included $0 and $4,750 that were generated from the Significant Tenants. For the six months ended June 30, 2022 and 2021, Real Estate Services segment revenues included $0 and $14,000 that were generated from the Significant Tenants.

As of June 30, 2022, a summary of rental properties owned by us in our Property Investment Portfolio consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1	Portfolio Total
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90
Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	513,188

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	160,249

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of June 30, 2022	60,000	97,312	1,440	1,497	160,249

Annual Base Rent (*,**)
2022 (remainder of year)	$305,027	$525,485	$21,000	$24,000	$875,512
2023	610,053	1,050,970	42,000	48,000	1,751,023
2024	610,053	1,050,970	42,000	48,000	1,751,023
2025	610,053	1,050,970	42,000	48,000	1,751,023
2026	598,589	1,050,970	42,000	48,000	1,739,559
2027	590,400	1,050,970	42,000	48,000	1,731,370
Thereafter	7,281,600	12,961,958	518,000	592,000	21,353,558
Total	$10,605,775	$18,742,293	$749,000	$856,000	$30,953,068

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2022	$9.8	$10.8	$29.2	$32.1
2023	$9.8	$10.8	$29.2	$32.1
2024	$9.8	$10.8	$29.2	$32.1
2025	$9.8	$10.8	$29.2	$32.1
2026	$9.8	$10.8	$29.2	$32.1

The Company is focusing heavily on the growth of a diversified revenue stream in 2022 and is moving to take advantage of new opportunities. We intend to accomplish this by prospecting new advisory services across the country for private, public, and municipal clients. We believe that strategic real estate and sustainability services are likely to emerge as the growth engine for Zoned Properties.

Pursuant to lease agreements with our Significant Tenant, from the period from May 31, 2020 through June 30, 2022, our Significant Tenants invested a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley. The increase in the rentable area of the leased premises resulted in an increase in all amounts calculated based on the same, including, without limitation, base rent.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2022 and 2021, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2022 and 2021.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Revenues

For the three and six months ended June 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent revenues	$450,314	$294,972	$840,411	$587,161
Advisory revenues	40,500	18,500	71,750	72,156
Brokerage revenues	2,838	236,592	513,942	236,592
Franchise fees	5,000	-	11,250	-
Total revenues	$498,652	$550,064	$1,437,353	$895,909

Revenues by reportable business segments for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Property investment portfolio	$450,314	294,972	$840,411	$587,161
Real estate services	48,338	255,092	596,942	308,748
	$498,652	$550,064	$1,437,353	$895,909

For the three months ended June 30, 2022, total revenues amounted to $498,652, including Significant Tenants revenues of $445,479, as compared to $550,064, including Significant Tenant revenues of $291,982, for the three months ended June 30, 2021, a decrease of $51,412, or 9.3%. For the three months ended June 30, 2022, the decrease in revenues as compared to the 2021 comparable period was attributable to an increase in rental revenue from our Significant Tenant of $155,342 due to an increase in rental revenue at our Chino Valley facility related to a fourth amendment to our lease agreement in connection with an increase in rentable square footage, an increase in advisory revenues of $22,000, and an increase in franchise fees earned of $5,000, offset by a decrease in brokerage revenues related to commission earned on real estate listings of $233,754. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

For the six months ended June 30, 2022, total revenues amounted to $1,437,353, including Significant Tenants revenues of $830,773, as compared to $895,909, including Significant Tenant revenues of $588,462, for the six months ended June 30, 2021, an increase of $541,444, or 60.4%. For the six months ended June 30, 2022, the increase in revenues as compared to the 2021 comparable period was attributable to an increase in rental revenue from our Significant Tenant of $253,250 due to an increase in rental revenue at our Chino Valley facility related to a fourth amendment to our lease agreement in connection with an increase in rentable square footage, an increase in brokerage revenue of $277,350 related to commission earned on real estate listings, and an increase in franchise fees earned of $11,250, offset by a decrease in advisory revenues of $406. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the three months ended June 30, 2022, operating expenses amounted to $507,856 as compared to $410,411 for the three months ended June 30, 2021, an increase of $97,445, or 23.7%. For the six months ended June 30, 2022, operating expenses amounted to $1,437,039 as compared to $799,624 for the six months ended June 30, 2021, an increase of $637,415, or 79.7%. For the three and six months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation and benefits	$264,699	$64,166	$536,829	$195,310
Professional fees	66,429	108,522	182,748	202,942
Brokerage fees	1,419	118,296	357,966	118,296
General and administrative expenses	67,307	49,931	132,415	101,409
Depreciation and amortization	86,551	100,189	183,868	190,936
Real estate taxes	21,763	21,251	43,525	42,675
Gain on sale of property and equipment	(312)	(51,944)	(312)	(51,944)
Total	$507,856	$410,411	$1,437,039	$799,624

●	For the three months ended June 30, 2022, compensation and benefit expense increased by $200,533, or 3142.5%, as compared to the three months ended June 30, 2022. This increase was attributable to an increase in stock-based compensation of $75,009 and increase in compensation and benefits of $125,524. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense. Additionally, during the second quarter of 2021, we began to hire additional staff related to the diversification of our services into brokerage services and the expansion of our advisory services. For the six months ended June 30, 2022, compensation and benefit expense increased by $341,519, or 174.9%. as compared to the six months ended June 30, 2021. The increase was attributable to an increase in compensation and benefits of $217,416 and an increase in stock-based compensation of $124,103. The increase in stock-based compensation was from the accretion of stock option expense offset by a decrease in the value of common shares issued for services. Additionally, during the second quarter of 2021, we began to hire additional staff related to the diversification of our services into brokerage services and the expansion of our advisory services.

●	For the three months ended June 30, 2022, professional fees decreased by $42,093, or 38.8%, as compared to the three months ended June 30, 2021. This decrease was primarily attributable to a decrease in consulting fees of $45,760 due to the hiring of certain consultants that are now employees and a decrease in accounting fees of $880 offset by an increase in legal fees of $3,146 and an increase in public relations fees of $1,625. For the six months ended June 30, 2022, professional fees decreased by $20,194, or 10.0%, as compared to the six months ended June 30, 2021. This decrease was primarily attributable to a decrease in consulting fees of $39,721 due to the hiring of certain consultants that are now employees, offset by an increase in legal fees of $7,113 and an increase in public relations fees of $12,250.

●	For the three months ended June 30, 2022 and 2021, we recorded brokerage fees amounting to $1,419 and $118,296, respectively. For the six months ended June 30, 2022 and 2021, we recorded brokerage fees amounting to $357,966 and $118,296, respectively. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended June 30, 2022, general and administrative expenses increased by $17,376, or 34.8%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, general and administrative expenses increased by $31,006, or 30.6%, as compared to the six months ended June 30, 2021. These increases were attributable to an increase in operating activities.

●	For the three months ended June 30, 2022, depreciation and amortization expense decreased by $13,638, or 13.6%, as compared to the three months ended June 30 2021. For the six months ended June 30, 2022, depreciation expense decreased by $7,068, or 3.7%, as compared to the six months ended June 30 2021.

●	For the three months ended June 30, 2022, real estate taxes increased by $512, or 2.4%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, real estate taxes increased by $850, or 2.0%, as compared to the six months ended June 30, 2021.

●	For the three and six months ended June 30, 2022, we recorded a gain from sale of property and equipment of $312. For the three and six months ended June 30, 2021, we recorded a gain from sale of our Gilbert property of $51.944.

(Loss) Income from operations

As a result of the factors described above, for the three months ended June 30, 2022, loss from operations amounted to $9,204 as compared to income from operations of $139,653 for the three months ended June 30, 2021, a negative change of $148,857, or 106.6%. For the six months ended June 30, 2022, income from operations amounted to $314 as compared to income from operations of $96,285 for the six months ended June 30, 2021, a decrease of $95,971, or 99.7%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party, and includes other (expense) income. For the three months ended June 30, 2022 and 2021, total other expenses, net amounted to $29,859 as compared to total other expenses, net of $27,059, respectively, representing an increase of $2,800, or 10.3%. This increase was attributable to an increase in loss from unconsolidated joint ventures of $3,101 offset by a decrease in interest expense of $300. For the six months ended June 30, 2022 and 2021, total other expenses, net amounted to $65,073 as compared to total other expenses, net of $55,026, respectively, representing an increase of $10,047, or 18.3%. This increase was attributable to an increase in loss from unconsolidated joint ventures of $10,920 offset by an increase in interest income of $873 attributable to interest earned on the convertible note receivable

Net loss

As a result of the foregoing, for the three months ended June 30, 2022 and 2021, net (loss) income amounted to $(39,063), or $(0.00) per common share (basic and diluted), and $112,594, or $0.01 per common share (basic and diluted), respectively. For the six months ended June 30, 2022 and 2021, net (loss) income amounted to $(64,759), or $(0.01) per common share (basic and diluted), and $41,259, or $0.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $891,244 and $1,191,940 of cash as of June 30, 2022 and December 31, 2021, respectively.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2022 and December 31, 2021, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2022 and December 31, 2021, these Significant Tenants represented approximately 73.3% and 79.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Line of Credit

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona may request advances under a multiple access loan (“MAL”) during the MAL Advance Period (as hereinafter defined) in an aggregate outstanding amount not to exceed $4,500,000. The “MAL Advance Period” means the shorter of (i) a period of one year from July 11, 2022, or (ii) a period commencing on July 11, 2022 and ending on the date that Zoned Arizona makes the Early Amortization Election (as hereinafter defined). On July 11, 2022, Zoned Arizona paid the Bank a $45,000 loan fee. Amounts borrowed under the MAL may not be re-borrowed.

The proceeds of each advance under the MAL may be used by Zoned Arizona to refinance the real property at 410 S. Madison Drive, Tempe, AZ 85251 (the “Property”) or to conduct certain acts related to the acquisition, improvement and maintenance of real property. On termination of the MAL, all unpaid principal, unpaid and accrued interest, and all other amounts due under the MAL will be immediately due and payable.

At any time before July 11, 2023, Zoned Arizona may elect to commence paying principal together with interest on the MAL (the “Early Amortization Election”) in accordance with the repayment terms set forth in the variable rate note initially evidencing the MAL, executed by Zoned Arizona in favor of the Bank (the “Note”). If Zoned Arizona makes the Early Amortization Election, then (i) Zoned Arizona will not be entitled to any further advances under the MAL, and (ii) the 25-year amortization schedule referenced in the Note will be from the date Zoned Arizona makes the Early Amortization Election.

Provided that Zoned Arizona has previously drawn one or more advances equal to or greater than $1 million under the MAL, at any time during the MAL Advance Period, Zoned Arizona may elect to reset as to such advances from the variable interest rate set forth in the Note to a fixed interest rate for the remaining term of the MAL (the “Fixed Rate Option”). In the event Zoned Arizona elects the Fixed Rate Option for any advances, such advances will become subject to a new SWAP note (a “SWAP Note”) in a principal amount of at least $1 million based on an interest rate equal to the prime rate then in existence as of the effective date of the new SWAP Note plus 0.75%.

The Loan Agreement contains representations, warranties and covenants customary for a transaction of this type. Among other things, the Loan Agreement provides as follows: (a) upon the occurrence of an event of default, the outstanding principal balance of the MAL will not at any time exceed 65% of the Property’s most recent appraised value; (b) upon the occurrence of an event of default, Zoned Arizona will maintain a minimum Non-Cannabis Debt Service Coverage Ratio (as hereinafter defined) of 1.40 to 1.00; (c) Zoned Arizona will at all times maintain a minimum debt service coverage ratio of 1.50 to 1.0; and (d) Zoned Arizona and the Company, collectively, will maintain at all times, liquid assets of at least the sum of all tenant securities deposits under leases, plus $350,000 in operating reserves.

All advances under the MAL bear interest at a variable rate equal to the greater of (a) the prime rate plus 2%, or (b) a floor rate equal to the sum of the prime rate as of July 11, 2022 plus 2.25%. From July 11, 2022 to July 11, 2023, Zoned Arizona agreed to make interest payments on the outstanding principal balance of the MAL. From and after July 11, 2023 and continuing until July 11, 2028 (the “Maturity Date”), Zoned Arizona will pay principal together with interest on the MAL in 60 monthly installments based on the interest rate set forth in the Note and a principal amortization schedule of 25 years from July 11, 2023 (or if Zoned Arizona makes the Early Amortization Election, from the date such election is made).

Zoned Arizona may prepay the outstanding principal under the Note, at any time, subject to the provisions of the Note. If Zoned Arizona prepays all, but not less than all, of the outstanding principal balance of the MAL at any time until July 11, 2023, then Zoned Arizona will also pay a premium equal to 1% of the amount prepaid.

Cash Flow

For the Six Months Ended June 30, 2022 and 2021

Net cash flow provided by operating activities was $270,968 for the six months ended June 30, 2022, as compared to net cash flow provided by operating activities of $248,408 for the six months ended June 30, 2021, representing a decrease of $13,440.

●	Net cash flow provided by operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $64,759 adjusted for the add-back of non-cash items consisting of depreciation of $174,418, amortization expense of $9,450, accretion of stock-based stock option expense of $198,012, and a loss from unconsolidated joint ventures of $10,920, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $266,203 attributable to an increase in brokerage commissions receivable, a decrease in lease incentive receivable of $9,174, an increase in prepaid expenses of $22,656, an increase in accounts payable of $203,976 attributable to an increase in brokerage fees payable, an increase in accrued expenses of $9,115, an increase in deferred revenues of $7,500, and a decrease in deferred rent receivable of $4,494.

●	Net cash flow provided by operating activities for the six months ended June 30, 2021 primarily reflected net income of $41,259 adjusted for the add-back of non-cash items consisting of depreciation of $181,486, amortization expense of $9,450, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $21,909, and a gain on sale of rental property of $(51,944), offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $145,479, a decrease in prepaid expenses of $79,962, an increase in accounts payable of $74,731, an increase in accrued expenses of $9,191, an increase in deferred revenues of $4,000 and an increase in security deposits payable of $2,750.

During the six months ended June 30, 2022, net cash flow used in investing activities amounted to $551,664 as compared to net cash flow provided by investing activities of $47,573, a decrease of $599,237. During the six months ended June 30, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to our Significant Tenant to be used for leasehold improvements, the purchase of property and equipment of $3,764, and cash used to invest equity securities of $50,000. These uses of cash in investing activities were offset by proceeds from the sale of property and equipment of $2,100. During the six months ended June 30, 2021, cash provided by investing activities was attributable to proceed from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000, cash used in improvement of rental properties of $7,135, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $165,000.

During the six months ended June 30, 2022, net cash flow used in financing activities amounted to $20,000 as compared to net cash used in financing activities of $0, an increase of $20,000. During the six months ended June 30, 2022, net cash used in financing activities was attributable to the repayment of notes payable – related party of $20,000.

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

The following tables summarize our contractual obligations as of June 30, 2022 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	940	150	240	240	310
Total	$2,940	$150	$240	$240	$2,310

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

The Company records revenues from rental properties for its operating leases on a straight-line basis where it is the lessor. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of June 30, 2022 and December 31, 2021 of $160,276 and $164,770, respectively. Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”), as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).

10.2	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).

10.3	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).

10.4	Security Agreement – Deposit Account, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 11, 2022	/s/ Bryan McLaren
Chairman, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)