Form 10-Q
period 2022-09-30
Zoned Properties, Inc.
filed 2022-11-10
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Cash	$842,115	$1,191,940
Accounts receivable	354,519	7,909
Deferred rent receivable	158,029	164,770
Lease incentive receivable	483,945	-
Rental properties, net	6,183,371	6,441,465
Prepaid expenses and other assets	225,333	32,350
Convertible note receivable	200,000	200,000
Property and equipment, net	13,119	13,918
Right of use asset, net	73,370	-
Intangible asset, net	-	9,450
Investment in unconsolidated joint ventures	58,293	74,554
Investment in equity securities	50,000	-
Security deposits	2,272	1,100

Total Assets	$8,644,366	$8,137,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	-	20,000
Accounts payable	273,898	11,244
Accrued expenses	157,161	108,364
Lease liability	73,741	-
Accrued interest - related party	-	5,400
Deferred revenues	11,420	4,750
Security deposits payable	71,800	71,800

Total Liabilities	2,588,020	2,221,558

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued and outstanding at September 30, 2022 and December 31, 2021	12,202	12,202
Additional paid-in capital	21,283,098	21,000,563
Accumulated deficit	(15,240,954)	(15,098,867)

Total Stockholders’ Equity	6,056,346	5,915,898

Total Liabilities and Stockholders’ Equity	$8,644,366	$8,137,456

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES:
Property investment portfolio revenues:
Rental revenues	$450,374	$314,677	$1,290,785	$901,838
Real estate services revenues:
Advisory and franchise revenues	73,500	3,188	145,250	75,344
Brokerage revenues	91,114	69,500	616,306	306,092
Total real estate services revenues	164,614	72,688	761,556	381,436

Total revenues	614,988	387,365	2,052,341	1,283,274

OPERATING EXPENSES:
Compensation and benefits	346,655	126,868	883,484	322,178
Professional fees	80,084	105,409	262,832	308,351
Brokerage fees	70,181	42,500	428,147	160,796
General and administrative expenses	54,019	46,849	186,434	148,258
Depreciation and amortization	87,550	98,214	271,418	289,150
Real estate taxes	21,762	20,976	65,287	63,651
Gain on sale of property and equipment	-	-	(312)	(51,944)

Total operating expenses, net	660,251	440,816	2,097,290	1,240,440

(LOSS) INCOME FROM OPERATIONS	(45,263)	(53,451)	(44,949)	42,834

OTHER (EXPENSES) INCOME:
Interest expenses	(30,000)	(30,000)	(90,000)	(90,000)
Interest expenses - related party	-	(300)	(600)	(900)
Interest income	3,276	3,277	9,723	8,851
Loss from unconsolidated joint ventures	(5,341)	(15,021)	(16,261)	(15,021)

Total other expenses, net	(32,065)	(42,044)	(97,138)	(97,070)

LOSS BEFORE INCOME TAXES	(77,328)	(95,495)	(142,087)	(54,236)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(77,328)	$(95,495)	$(142,087)	$(54,236)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	12,201,548	12,201,548	12,201,548	12,166,786

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,916	-	116,916

Net loss	-	-	-	-	-	(25,696)	(25,696)

Balance, March 31, 2022	2,000,000	2,000	12,201,548	12,202	21,117,479	(15,124,563)	6,007,118

Accretion of stock based compensation related to stock options issued	-	-	-	-	81,096	-	81,096

Net loss	-	-	-	-	-	(39,063)	(39,063)

Balance, June 30, 2022	2,000,000	2,000	12,201,548	12,202	21,198,575	(15,163,626)	6,049,151

Accretion of stock based compensation related to stock options issued	-	-	-	-	84,523	-	84,523

Net loss	-	-	-	-	-	(77,328)	(77,328)

Balance, September 30, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,283,098	$(15,240,954)	$6,056,346

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Accretion of stock based compensation related to stock options issued	-	-	-	-	15,822	-	15,822

Net income	-	-	-	-	-	(71,335)	(71,335)

Balance, March 31, 2021	2,000,000	2,000	12,141,548	12,142	20,922,465	(15,004,383)	5,932,224

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock based compensation related to stock options issued	-	-	-	-	6,087	-	6,087

Net income	-	-	-	-	-	112,594	112,594

Balance, June 30, 2021	2,000,000	2,000	12,201,548	12,202	20,966,292	(14,891,789)	6,088,705

Accretion of stock based compensation related to stock options issued	-	-	-	-	24,103	-	24,103

Net income	-	-	-	-	-	(95,495)	(95,495)

Balance, September 30, 2021	2,000,000	$2,000	12,201,548	$12,202	$20,990,395	$(14,987,284)	$6,017,313

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,087)	$(54,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	261,968	270,250
Amortization expense	9,450	18,900
Stock-based compensation	-	52,000
Stock option expense	282,535	46,012
Lease costs	371	-
Loss from unconsolidated joint ventures	16,261	15,021
Gain on sale of rental property and equipment	(311)	(51,944)
Change in operating assets and liabilities:
Accounts receivable	(346,610)	(18,587)
Deferred rent receivable	6,741	6,741
Lease incentive receivable	16,055	-
Prepaid expenses and other assets	(16,511)	68,910
Security deposit	(2,272)	-
Accounts payable	262,654	8,148
Accrued expenses	48,797	16,447
Accrued expenses - related parties	(5,400)	900
Deferred revenues	6,670	6,687
Security deposits payable	-	2,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	398,311	387,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	-	(100,000)
Lease incentive provided to tenant	(500,000)	-
Purchases of rental property improvements	-	(40,360)
Purchases of property and equipment	(3,764)	(2,624)
Net proceeds from sale of rental property	-	322,332
Proceeds from sale of property and equipment	2,100	-
Investment in joint ventures and equity securities	(50,000)	(176,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(551,664)	3,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees paid	(176,472)	-
Repayment of note payable - related party	(20,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(196,472)	-

NET (DECREASE) INCREASE IN CASH	(349,825)	391,347

CASH, beginning of period	1,191,940	699,335

CASH, end of period	$842,115	$1,090,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$96,000	$120,000
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for intangible asset	$-	$37,800

See accompanying notes to unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company renamed the corporation, Zoned Properties, Inc., and shifted its business model during the first quarter of 2014. The Company is now a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Zoned Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data”) was organized in the State of Arizona on April 14, 2021.

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE”) was organized in the State of Arizona on September 20, 2022.

●	ZP RE AZ Stone, LLC (“Stone Property Owner”) was organized in the State of Arizona on October 19, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022.

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022.

The Company has closed or is planning to close the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. The Company is in the process of dissolving this subsidiary.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. The Company is in the process of dissolving this subsidiary.

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
SEPTEMBER 30, 2022

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of September 30, 2022 and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2022 and 2021 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in joint ventures, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions, including stock options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the regulated cannabis industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the nine months ended September 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenants amounted to $1,276,249 and $899,525, respectively, which represents 62.2% and 70.1% of the Company’s total revenues, respectively (see Note 3).

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

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2022 and December 31, 2021. The majority of the Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2022 and December 31, 2021, the Company had approximately $592,000 and $942,000, respectively, of cash in excess of FDIC limits of $250,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Accounts and convertible notes receivable

The Company recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. During the nine months ended September 30, 2022 and 2021, the Company did not record any allowances for doubtful accounts.

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

Deferred financing costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing (See Note 8). These costs shall be amortized ratably and charged to interest expense over the term of the related debt. Deferred financing costs are included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet.

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On September 30, 2022, long-term investments consist of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 7). On December 31, 2021, the Company did not have any investment in equity securities.

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
SEPTEMBER 30, 2022

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

The Company has capitalized land, which is not subject to depreciation. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the nine months ended September 30, 2022 and 2021, the Company did not record any impairment losses.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Brokerage revenues primarily consist of real estate sales commissions and are recognized upon the successful completion of all required services which is likely to occur upon a lease commencement, when escrow closes on the sale of a property, or as otherwise negotiated between the Brokerage and its clients. In accordance with the guidelines established for reporting revenue gross as a principal versus net as an agent in ASC Topic 606, the Company records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, the Company is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Brokerage revenues that are payable upon payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of September 30, 2022 and December 31, 2021 of $158,029 and $164,770, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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
SEPTEMBER 30, 2022

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2022 and 2021.

	September 30,
	2022	2021
Convertible debt	400,000	404,000
Stock options	2,352,500	1,575,000
	2,752,500	1,979,000

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2022 and December 31, 2021 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

On May 29, 2020, Chino Valley and Broken Arrow entered into a Second Amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, Inc. (“CJK”), to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). The Company’s Significant Tenants have completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

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
SEPTEMBER 30, 2022

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

In addition, under the Tempe Amendment the parties agreed to an Investment by Tenant (as defined above in the subheading Chino Valley) to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease. If Broken Arrow and/or CJK fails to deliver to the Company receipted bills for hard and soft costs of improvements to the Facilities totaling at least $8,000,000 on or before June 30, 2022, Broken Arrow and CJK will be in default under the Chino Valley Lease and Tempe Lease, as amended. The Company’s Significant Tenants have completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

In connection with a line of credit (See Note 8), on July 11, 2022, the Company entered into a Deed of Trust Agreement with secures the Company’s performance under the line of credit. The Deed of Trust Agreement transfers and assigns to the lender the right to sell the assets of Tempe and rights to rental income in case of default under the line of credit.

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
SEPTEMBER 30, 2022

Significant Tenants

CJK and Broken Arrow, together, operate under the company brand, “Hana Meds” or “Hana”, and are referred to as the Company’s Significant Tenants.

The Tempe Lease, Kingman Lease, Chino Valley Lease and Green Valley Lease (together referred to as the “Significant Tenant Leases”) includes a Guarantee of Payment and Performance by Mr. Abrams and the Company’s Significant Tenants. Mr. Abrams guarantee is collateralized by the convertible debt of $2,000,000 owed to him (see Note 9).

As of September 30, 2022 and December 31, 2021, security deposits payable to the Significant Tenants amounted to $71,800 in both periods. Future minimum lease payments primarily consist of minimum base rent payments from Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of period ended September 30, 2022, consists of the following:

Future annual base rent:
2022 (remainder of year)	$437,757
2023	1,751,023
2024	1,751,023
2025	1,751,023
2026	1,739,559
2027	1,731,370
Thereafter	21,353,558
Total	$30,515,313

Rental and advisory revenue and receivable –Significant Tenants

For the three months ended September 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $445,476 and $311,065, which represents 72.4% and 80.3% of the Company’s total revenues, respectively. For the nine months ended September 30, 2022 and 2021, rental and advisory revenue associated with the Significant Tenant leases described above amounted to $1,276,249 and $899,525, which represents 62.2% and 70.1% of the Company’s total revenues, respectively.

On September 30, 2022 and December 31, 2021, accounts receivable from advisory services provided to the Significant Tenants amounted to $0 and $2,813, respectively. Further, as of September 30, 2022 and December 31, 2021 a deferred rent receivable of $158,029 and $164,770 is due from Significant Tenants due to the abatement of rent in the months of June and July 2020 under the amendments executed effective May 31, 2020 discussed above, respectively, and as of September 30, 2022, a lease incentive receivable of $483,945 is due from the Significant Tenant, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the nine months ended September 30, 2022 (see above).

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

As of September 30, 2022 and December 31, 2021, the Company had an asset concentration related to the Significant Tenants. As of September 30, 2022 and December 31, 2021, the Significant Tenants leased approximately 71.5% and 79.2% of the Company’s total assets, respectively. Through September 30, 2022, all rental payments have been made on a timely basis. As of September 30, 2022 and December 31, 2021, the lease agreements with the Significant Tenants were personally guaranteed by Mr. Abrams and are collateralized by a convertible note payable of $2,000,000 owed to Mr. Abrams (see Note 9). On March 1, 2018, the Company and Mr. Abrams entered into a Reaffirmation Agreement (See Note 9).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 4 – RENTAL PROPERTIES

On September 30, 2022 and December 31, 2021, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2022	December 31, 2021
Building and building improvements	5-39	$6,293,748	$6,293,748
Land	-	2,016,548	2,016,548
Rental properties, at cost		8,310,296	8,310,296
Less: accumulated depreciation		(2,126,925)	(1,868,831)
Rental properties, net		$6,183,371	$6,441,465

For the three months ended September 30, 2022 and 2021, depreciation of rental properties amounted to $86,003 and $87,316, respectively. For the nine months ended September 30, 2022 and 2021, depreciation of rental properties amounted to $258,094 and $265,912, respectively.

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE

On March 19, 2020, the Company made an initial investment of $100,000 into KCB Jade Holdings, LLC (“KCB”), an entity founded by an individual related to the Company’s President and Chief Operating Officer. KCB, doing business as Open Dør Dispensaries, is committed to guiding retailers through the chaos of cannabis. KCB is interested in cannabis dispensary license holders who want to elevate the experience of regulated cannabis utilizing the Open Dør Dispensaries retail model as franchisee partners. In exchange for the investment, KCB issued to the Company a convertible debenture (the “KCB Debenture”) dated March 19, 2020 (the “Issuance Date”) in the original principal amount of $100,000. The KCB Debenture bears interest at the rate of 6.5% per annum and matures on March 19, 2025 (the “Maturity Date”). Interest on the outstanding principal sum of the KCB Debenture commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable annually due by the first day of each calendar anniversary following the Issuance Date. KCB may prepay the KCB Debenture at any point after 18 months following the Issuance Date, in whole or in part. However, if KCB elects to prepay the KCB Debenture prior to the Maturity Date or prior to any conversion as provided in the KCB Debenture in whole or in part, the Company will be entitled to receive a number of KCB units, in addition to such prepayment amount, constituting 10% of the total outstanding units and 10% of the total percentage interest following such issuance and at the time of such issuance.

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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of September 30, 2022 and December 31, 2021, an allowance was not deemed necessary.

On September 30, 2022, convertible note receivable and interest receivable amounted to $200,000 and $7,479, respectively. On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively.

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

On September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	September 30, 2022	December 31, 2021
Real estate brokerage materials and listing	1 year	$37,800	37,800
Less: accumulated amortization		(37,800)	(28,350)
		$-	$9,450

For the three months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $0 and $9,450, respectively. For the nine months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $9,450 and $18,900, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On September 30, 2022 and December 31, 2021, the Company held investments with aggregate carrying values of $58,293 and $74,554, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	September 30, 2022	December 31, 2021
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	58,293	74,554
Total investments in unconsolidated joint venture entities			$176,000	$58,293	$74,554

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
SEPTEMBER 30, 2022

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

The following represents unaudited summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$2,490	$26,586
Total assets	$2,490	$26,586

Liabilities	$-	$-

Equity	2,490	26,586
Total liabilities and equity	$2,490	$26,586

Statement of operations (Unaudited)	For the Nine Months Ended September 30, 2022
	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(450)	(32,522)
Net loss	$(450)	$(32,522)
Company’s share of loss from unconsolidated joint ventures	$-	$(16,261)

During the nine months ended September 30, 2022 and 2021, the Company recorded a loss from unconsolidated joint ventures of $16,261 and $15,021, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On September 30, 2022, investment in equity securities amounted to $50,000.

NOTE 8 – LINE OF CREDIT

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona may request advances under a multiple access loan (“MAL”) during the MAL Advance Period (as hereinafter defined) in an aggregate outstanding amount not to exceed $4,500,000. The “MAL Advance Period” means the shorter of (i) a period of one year from July 11, 2022, or (ii) a period commencing on July 11, 2022 and ending on the date that Zoned Arizona makes the Early Amortization Election (as hereinafter defined). Amounts borrowed under the MAL may not be re-borrowed. On July 11, 2022, Zoned Arizona paid loan and other fees of $176,472 in connection with the Loan Agreement, which have been capitalized as deferred financing costs and included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of September 30, 2022. These costs shall be amortized ratably and charged to interest expense over the term of the related debt.

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
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company has not utilized the line of credit and $4,500,000 is available to borrow under the line of credit.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

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

As of September 30, 2022 and December 31, 2021, the principal balance due under the Abrams Debenture is $2,000,000. As of September 30, 2022 and December 31, 2021, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $30,000. For the nine months ended September 30, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $90,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 10 – RELATED PARTY TRANSACTION

Convertible notes payable – related party

On January 9, 2017, the Company issued a convertible debenture (the “McLaren Debenture”) in the principal amount of $20,000 in favor of Bryan McLaren, the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, in exchange for cash from Mr. McLaren of $20,000. The McLaren Debenture accrued interest at the rate of 6% per annum payable quarterly by the 1st of each quarter and matured on January 9, 2022. Pursuant to the terms of the McLaren Debenture, Mr. McLaren was entitled to convert all or a portion of the principal balance and all accrued and unpaid interest due under this McLaren Debenture into shares of the Company’s common stock at a conversion price of $5.00 per share. On January 7, 2022, the Company repaid this debt and all accrued and unpaid interest due.

As of September 30, 2022 and December 31, 2021, the principal balance due under the McLaren Debenture was $0 and $20,000, respectively.

As of September 30, 2022 and December 31, 2021, accrued interest payable due under the McLaren Debenture was $0 and $5,400, respectively, which is included in accrued expenses – related party on the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2022 and 2021, interest expense – related party amounted to $0 and $300, respectively. For the nine months ended September 30, 2022 and 2021, interest expense – related party amounted to $600 and $900.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of September 30, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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
SEPTEMBER 30, 2022

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

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of September 30, 2022, 1,102,500 stock option awards are outstanding and 318,750 options are exercisable under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of September 30, 2022 and December 31, 2021, 8,897,500 and 9,675,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of September 30, 2022 and December 31, 2021, options to purchase 1,250,000 shares of common stock are outstanding and 1,175,000 options are exercisable pursuant to the 2014 Plan.

(E) Stock options

On January 1, 2021, the Company granted a consultant, now President and Chief Operating Officer, of the Company as of July 1, 2021, an option, pursuant to the 2016 Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the option was January 1, 2021 and the option expires on January 1, 2031. The option vests as to (i) 25,000 of such shares on January 1, 2021; and (ii) as to 10,000 of such shares on January 1, 2022 and each year thereafter through January 1, 2031. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 117%; risk-free interest rate of 0.93%; and an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $48,677 and will record stock-based compensation expense over the vesting period.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

On January 21, 2022, the Company granted a stock option to purchase 75,000 of the Company’s common stock at an exercise price of $1.00 per share to the Company’s President and Chief Operating Officer pursuant to the 2016 Plan. The grant date of the stock option was January 21, 2022 and the options expire on January 21, 2032. The option vests as to (i) 15,000 of such shares on January 21, 2022; and (ii) as to 7,500 of such shares on January 21, 2023 and each year thereafter through January 21, 2030. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 112.3%; risk-free interest rate of 1.75%; and an estimated holding period of 10 years. In connection with these options, the Company valued these stock options at a fair value of $55,334 and will record stock-based compensation expense over the vesting period.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

On July 1, 2022, the Company granted a stock option to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share to the Company’s Chief Legal Officer and Chief Compliance Officer pursuant to the 2016 Plan. The grant date of the stock option was July 1, 2022 and the option expires on July 1, 2032. The option vests as to (i) 25,000 of such shares on July 1, 2022; and (ii) as to 10,000 of such shares on July 1, 2023 and each year thereafter through July 1, 2032. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 109.83%; risk-free interest rate of 2.88%; and an estimated holding period of 10 years. The Company valued this stock option at a fair value of $82,420 and will record stock-based compensation expense over the vesting period.

For the three months ended September 30, 2022 and 2021, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $84,523 and $24,103, respectively. For the nine months ended September 30 2022 and 2021, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $282,535 and $46,012, respectively. As of September 30, 2022, there were 2,352,500 options outstanding and 1,493,750 options vested and exercisable. As of September 30, 2022, there was $330,387 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on September 30, 2022 was $0 and was calculated based on the difference between the quoted share price on September 30, 2022 of $0.63 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,575,000	$0.99	4.71	$1,400
Granted	777,500	0.85		-
Balance Outstanding September 30, 2022	2,352,500	$0.95	5.68	$0
Exercisable, September 30, 2022	1,493,750	$0.97	4.00	$0

Balance Non-vested on December 31, 2021	275,000	$1.00	-	$-
Granted	777,500	0.85	-	-
Vested during the period	(193,750)	0.85	-	-
Balance Non-vested on September 30, 2022	858,750	$0.90	8.60	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2022 and December 31, 2021, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment and Related Golden Parachute Agreement

On May 23, 2018, the Company and Mr. McLaren, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, agreed to replace Mr. McLaren’s 2014 employment agreement with a new employment agreement dated May 23, 2018 (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his then-current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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

The Company and Mr. McLaren also entered into a Golden Parachute Agreement (the “Golden Parachute Agreement”) on May 23, 2018. No benefits shall be payable under the Golden Parachute Agreement unless there shall have been a change in control of the Company, as set forth below. For purposes of the Golden Parachute Agreement, amongst other terms in the Golden Parachute Agreement, a “change in control of the Company” shall mean a change of control of a nature that would be required to be reported in response to Item 6I of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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
SEPTEMBER 30, 2022

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

(iii)

If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which he is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clause I(c) and (d) below) equal to five times the sum of his annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.
c.	The Company will pay to Mr. McLaren any deferred compensation allocated or credited to him or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay to Mr. McLaren all legal fees and expenses incurred by him as a result of such Termination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three and nine months ended September 30, 2022, the Company contributed $6,474 and $15,001 to the Plan.

NOTE 13 – SEGMENT REPORTING

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

Information with respect to these reportable business segments for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Property investment portfolio	$450,374	$314,677	$1,290,785	$901,838
Real estate services	164,614	72,688	761,556	381,436
	614,988	387,365	2,052,341	1,283,274
Depreciation and amortization:
Property investment portfolio	87,550	88,764	261,968	270,250
Real estate services	-	9,450	9,450	18,900
	87,550	98,214	271,418	289,150
Interest expense:
Property investment portfolio	30,000	30,300	90,600	90,900
Real estate services	-	-	-	-
	30,000	30,300	90,600	90,900

Loss from unconsolidated joint ventures:
Property investment portfolio	5,341	15,021	16,261	15,021
Real estate services	-	-	-	-
	5,341	15,021	16,261	15,021
Net (loss) income:
Property investment portfolio (a)	(24,644)	(91,817)	10,609	(207,035)
Real estate services	(52,684)	(3,678)	(152,696)	152,799
	$(77,328)	$(95,495)	$(142,087)	$(54,236)

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

	September 30, 2022	December 31, 2021
Identifiable long-lived tangible assets on September 30, 2022 and December 31, 2021 by segment
Property investment portfolio	$6,196,490	$6,455,383
Real estate services	-	-
	$6,196,490	$6,455,383

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

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

During the three months ended September 30, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $9,254 and $4,396, respectively. For the nine months ended September 30, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $24,451 and $13,059, respectively. which is included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On September 30, 2022, right-of-use asset (“ROU”) is summarized as follows:

September 30, 2022
Office lease right of use asset	$90,710
Less: accumulated amortization	(17,340)
Balance of ROU assets	$73,370

On September 30, 2022, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended December 31,	Amount
2022 (remainder of year)	$8,868
2023	36,133
2024	33,861
Total minimum non-cancelable operating lease payments	78,862
Less: discount to fair value	(5,121)
Total lease liability on September 30 2022	$73,741

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 15 – SUBSEQUENT EVENTS

New Subsidiaries

Subsequent to September 30, 2022, the Company formed the following subsidiaries:

●	ZP RE AZ Stone, LLC (“Stone Property Owner”) was organized in the State of Arizona on October 19, 2022.
●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022.
●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.
●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022.

Rental Properties

Effective October 5, 2022, ZPRE, a wholly owned subsidiary of the Company, and Neal Bradley Starr (the “Stone Property Seller”) entered into the Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”).

Pursuant to the terms of the Purchase Agreement and subject to the conditions therein, ZPRE agreed to buy from the Stone Property Seller certain real property and improvements thereon located in Tucson, Arizona, as more particularly described in the Purchase Agreement (the “Stone Property”). The Purchase Agreement contains terms and conditions customary to commercial real estate transactions in Arizona.

The purchase price for the Stone Property is $1,500,000, subject to adjustment for the apportionment of real estate taxes, utility charges and other customary prorations. Upon the opening of escrow, ZPRE agreed to deposit earnest money of $25,000 (the “Deposit”) into a neutral escrow account, which Deposit is refundable for the period of 30 days after the Effective Date (the “Inspection Period”), and subject to the terms of the Purchase Agreement, non-refundable thereafter. The closing of the transaction contemplated by the Purchase Agreement is scheduled to occur 15 days after the expiration of the Inspection Period, subject to certain conditions to closing for the benefit of ZPRE (the “Contingencies”), including that either (i) ZPRE has secured a tenant for the Stone Property, which tenant owns or controls a nonprofit medical marijuana license (so called “dual use” license), or (ii) state and local law allow for the use of the Stone Property by an entity owning or controlling a marijuana establishment license (so called “adult use” license), regardless of whether ZPRE has secured a tenant. The Contingencies required for closing are material and require certain regulatory and/or transactional events to occur, which are likely to extend closing of the transaction contemplated by the Purchase Agreement beyond the 15-day period following the Inspection Period.

ZPRE and the Company intend to identify a licensed operating tenant for the Stone Property and enter into a long-term, investment-grade, absolute NNN Lease Agreement.

At the closing of the transaction contemplated by the Purchase Agreement, ZPRE will deposit the sum of $300,000 minus the Deposit into escrow, to be credited to the purchase price. The balance of the purchase price, $1,200,000, will be paid pursuant to a promissory note under a customary seller financing arrangement. At the closing contemplated in the Purchase Agreement, the escrow agent will release the sum of $300,000, less the Deposit and subject to credits and prorations, to the Stone Property Seller. If the Purchase Agreement is terminated prior to closing due to a failure of a condition of closing, the Deposit (less $5,000 for every 30 days the Purchase Agreement is in effect) will be returned to ZPRE unless the Purchase Agreement is terminated by the Stone Property Seller as a result of the ZPRE’s breach of the Purchase Agreement, in which case the Deposit will be paid to the Stone Property Seller, or unless the Purchase Agreement is terminated by ZPRE as a result of the Stone Property Seller’s breach of the Purchase Agreement, in which case the Deposit (including any portion thereof released to the Stone Property Seller) will be refunded to ZPRE, together with up to $25,000 of ZPRE’s out of pocket costs arising from the Purchase Agreement.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. The Company is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We operate our business in two reportable segments consisting of (i) the operations, leasing and management of its leased commercial properties (the “Property Investment Portfolio” segment), and (ii) advisory and brokerage services related to commercial properties (the “Real Estate Services” segment). We are in the process of developing and expanding multiple business divisions, including a property technology division, a property advisory division, a commercial brokerage division, and a property investment portfolio division focused on acquisitions to expand our property holdings. Each of these operating divisions is an important element of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing commercial properties that intend to operate within highly regulated industries, including the regulated and legalized cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate. These regulations often include complex permitting processes and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We lease land and/or building space at all four of the properties in our portfolio. Four of the properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Two of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation and processing facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

For the three and nine months ended September 30, 2022 and 2021, substantially all of our Property Investment Portfolio revenues were generated from triple-net leases to tenants that are controlled by one entity (each, a “Significant Tenant” and collectively, the “Significant Tenants”), which is located in the State of Arizona. For the three months ended September 30, 2022 and 2021, Real Estate Services segment revenues included $0 and $1,438 that were generated from the Significant Tenants. For the nine months ended September 30, 2022 and 2021, Real Estate Services segment revenues included $0 and $15,438 that were generated from the Significant Tenants.

As of September 30, 2022, a summary of rental properties owned by us in our Property Investment Portfolio consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014
Lease Start Date	May 2018	May 2018	May 2018	May 2018
Lease End Date	April 2040	April 2040	April 2040	April 2040
Total No. of Tenants	1	1	1	1	Portfolio Total
Land Area (Acres)	3.65	47.60	1.33	0.32	52.90
Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	2,302,629

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	513,188

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	160,249

Vacant Rentable Sq. Ft.	-	-	-	-	-

Sq. Ft. rented as of September 30, 2022	60,000	97,312	1,440	1,497	160,249

Annual Base Rent (*,**)
2022 (remainder of year)	$152,514	$262,743	$10,500	$12,000	$437,757
2023	610,053	1,050,970	42,000	48,000	1,751,023
2024	610,053	1,050,970	42,000	48,000	1,751,023
2025	610,053	1,050,970	42,000	48,000	1,751,023
2026	598,589	1,050,970	42,000	48,000	1,739,559
2027	590,400	1,050,970	42,000	48,000	1,731,370
Thereafter	7,281,600	12,961,958	518,000	592,000	21,353,558
Total	$10,453,262	$18,479,551	$738,500	$844,000	$30,515,313

*	Annual base rent represents amount of cash payments due from tenants.

**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ
2022	$9.8	$10.8	$29.2	$32.1
2023	$9.8	$10.8	$29.2	$32.1
2024	$9.8	$10.8	$29.2	$32.1
2025	$9.8	$10.8	$29.2	$32.1
2026	$9.8	$10.8	$29.2	$32.1

The Company is focusing heavily on the growth of a diversified revenue stream in 2022 and is moving to take advantage of new opportunities. We intend to accomplish this by prospecting new real estate services across the country for private, public, and municipal clients. We believe that strategic real estate services are likely to emerge as the growth engine for Zoned Properties.

Pursuant to lease agreements with our Significant Tenant, from the period from May 31, 2020 through September 30, 2022, our Significant Tenants invested a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley. The increase in the rentable area of the leased premises resulted in an increase in all amounts calculated based on the same, including, without limitation, base rent.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2022 and 2021, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2022 and 2021.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

For the three and nine months ended September 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent revenues	$450,374	$314,677	$1,290,785	$901,838
Advisory and franchise revenues	73,500	3,188	156,500	75,344
Brokerage revenues	91,114	69,500	605,056	306,092
Total revenues	$614,988	$387,365	$2,052,341	$1,283,274

Revenues by reportable business segments for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Property investment portfolio	$450,374	314,677	$1,290,785	$901,838
Real estate services	164,614	72,688	761,556	381,436
	$614,988	$387,365	$2,052,341	$1,283,274

For the three months ended September 30, 2022, total revenues related to our property investment portfolio amounted to $450,374, including Significant Tenants revenues of $445,476, as compared to $314,677, including Significant Tenant revenues of $309,625, for the three months ended September 30, 2021, an increase of $135,697, or 43.1%. For the nine months ended September 30, 2022, total revenues related to our property investment portfolio amounted to $1,290,785, including Significant Tenants revenues of $1,276,249, as compared to $901,838, including Significant Tenant revenues of $884,087, for the nine months ended September 30, 2021, an increase of $388,947, or 43.1%. For the three and nine months ended September 30, 2022, the increase in revenues as compared to the 2021 comparable period was attributable to an increase in rental revenue from our Significant Tenant of due to an increase in rental revenue at our Chino Valley facility related to a fourth amendment to our lease agreement in connection with an increase in rentable square footage. Substantially all of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

For the three months ended September 30, 2022, total revenues related to our real estate services segment amounted to $164,614, including Significant Tenants revenues of $0, as compared to $72,688, including Significant Tenant revenues of $1,438, for the three months ended September 30, 2021, an increase of $91,926, or 126.5%. For the three months ended September 30, 2022, the increase in revenues related to our real estate services segment as compared to the 2021 comparable period was attributable to an increase in brokerage revenue of $21,614 related to commission earned on real estate listings, and an increase in advisory revenues of $70,312 related to the expansion of our client base. For the nine months ended September 30, 2022, total revenues related to our real estate services segment amounted to $761,556, including Significant Tenants revenues of $0, as compared to $381,436, including Significant Tenant revenues of $15,438, for the nine months ended September 30, 2021, an increase of $380,120, or 99.6%. For the nine months ended September 30, 2022, the increase in revenues related to our real estate services segment as compared to the 2021 comparable period was attributable to an increase in brokerage revenue of $298,964 related to commission earned on real estate listings, an increase in advisory revenues of $69,906 related to the expansion of our client base, and an increase in franchise fees earned of $11,250.

Operating expenses

For the three months ended September 30, 2022, operating expenses amounted to $636,540 as compared to $440,816 for the three months ended September 30, 2021, an increase of $195,724, or 44.4%. For the nine months ended September 30, 2022, operating expenses amounted to $2,073,579 as compared to $1,240,440 for the nine months ended September 30, 2021, an increase of $833,139, or 67.2%. For the three and nine months ended September 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation and benefits	$346,655	$126,868	$883,484	$322,178
Professional fees	80,084	105,409	262,832	308,351
Brokerage fees	70,181	42,500	428,147	160,796
General and administrative expenses	54,019	46,849	186,434	148,258
Depreciation and amortization	87,550	98,214	271,418	289,150
Real estate taxes	21,762	20,976	65,287	63,651
Gain on sale of property and equipment	-	-	(312)	(51,944)
Total	$660,251	$440,816	$2,097,290	$1,240,440

●	For the three months ended September 30, 2022, compensation and benefit expense increased by $219,787, or 173.2%, as compared to the three months ended September 30, 2021. This increase was attributable to an increase in stock-based compensation of $60,420 and increase in compensation and benefits of $159,367, related to the addition of multiple new full-time and part-time team members. The increase in stock-based compensation related to an increase in stock-based compensation from the accretion of stock option expense. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services. For the nine months ended September 30, 2022, compensation and benefit expense increased by $561,306, or 174.2%. as compared to the nine months ended September 30, 2021. The increase was attributable to an increase in compensation and benefits of $376,783 and an increase in stock-based compensation of $184,523, related to the addition of multiple new full-time and part-time team members. The increase in stock-based compensation was from the accretion of stock option expense offset by a decrease in the value of common shares issued for services. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services.

●	For the three months ended September 30, 2022, professional fees decreased by $25,325, or 24.0%, as compared to the three months ended September 30, 2021. This decrease was primarily attributable to a decrease in consulting fees of $31,163 due to the hiring of certain consultants that are now employees, offset by an increase in accounting fees of $2,000, an increase in legal fees of $706 and an increase in public relations fees of $3,132. For the nine months ended September 30, 2022, professional fees decreased by $45,519, or 14.8%, as compared to the nine months ended September 30, 2021. This decrease was primarily attributable to a decrease in consulting fees of $70,884 due to the hiring of certain consultants that are now employees and a decrease in transfer agent fees of $224, offset by an increase in accounting fees of $2,388, an increase in legal fees of $7,819, and an increase in public relations fees of $15,382.

●	For the three months ended September 30, 2022 and 2021, in connection with our real estate services segment, we recorded brokerage fees amounting to $70,181 and $42,500, respectively. For the nine months ended September 30, 2022 and 2021, we recorded brokerage fees amounting to $428,147 and $160,796, respectively. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended September 30, 2022, general and administrative expenses increased by $7,170, or 15.3%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, general and administrative expenses increased by $38,176, or 25.7%, as compared to the nine months ended September 30, 2021. These increases were primarily attributable to an increase in operating activities related to our real estate services segment.

●	For the three months ended September 30, 2022, depreciation and amortization expense decreased by $10,664, or 10.9%, as compared to the three months ended September 30 2021. For the nine months ended September 30, 2022, depreciation expense decreased by $17,732, or 6.1%, as compared to the nine months ended September 30 2021. This decrease was related to the decrease in amortization of intangible assets which were fully amortized.

●	For the three months ended September 30, 2022, real estate taxes increased by $786, or 3.7%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, real estate taxes increased by $1,636, or 2.6%, as compared to the nine months ended September 30, 2021.

●	For the nine months ended September 30, 2022, we recorded a gain from sale of property and equipment of $312. For the nine months ended September 30, 2021, we recorded a gain from sale of our Gilbert property of $51,944.

(Loss) Income from operations

As a result of the factors described above, for the three months ended September 30, 2022, loss from operations amounted to $45,263 as compared to loss from operations of $53,451 for the three months ended September 30, 2021, a decrease of $8,188, or 15.3%. For the nine months ended September 30, 2022, loss from operations amounted to $44,949 as compared to income from operations of $42,834 for the nine months ended September 30, 2021, a negative change of $87,783, or 204.9%.

Other (expense) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party, and includes other (expense) income. For the three months ended September 30, 2022 and 2021, total other expenses, net amounted to $32,065 as compared to total other expenses, net of $(42,044), respectively, representing a decrease of $9,979, or 23.7%. This decrease was attributable to a decrease in loss from unconsolidated joint ventures of $9,680 offset by a decrease in interest expense of $300. For the nine months ended September 30, 2022 and 2021, total other expenses, net amounted to $97,138 as compared to total other expenses, net of $97,070, respectively, representing an increase of $68, or less than 1.0%.

Net loss

As a result of the foregoing, for the three months ended September 30, 2022 and 2021, net loss amounted to $77,328, or $(0.01) per common share (basic and diluted), and $95,495, or $(0.01) per common share (basic and diluted), respectively. For the nine months ended September 30, 2022 and 2021, net loss amounted to $142,087, or $(0.01) per common share (basic and diluted), and $54,236, or $(0.00) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $842,115 and $1,191,940 of cash as of September 30, 2022 and December 31, 2021, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

●	An increase in investments in joint ventures and other projects.

●	An increase in funds used for lease incentives paid to our Significant Tenant.

●	An increase in funds used to secure financing.

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

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of September 30, 2022 and December 31, 2021, we had an asset concentration related to our Significant Tenant leases. As of September 30, 2022 and December 31, 2021, these Significant Tenants represented approximately 71.5% and 79.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Line of Credit

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona may request advances under a multiple access loan (“MAL”) during the MAL Advance Period (as hereinafter defined) in an aggregate outstanding amount not to exceed $4,500,000. The “MAL Advance Period” means the shorter of (i) a period of one year from July 11, 2022, or (ii) a period commencing on July 11, 2022 and ending on the date that Zoned Arizona makes the Early Amortization Election (as hereinafter defined). Amounts borrowed under the MAL may not be re-borrowed. On July 11, 2022, Zoned Arizona paid loan and other fees of $176,472 in connection with the Loan Agreement, which have been capitalized as deferred financing costs and included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of September 30, 2022.

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

As of September 30, 2022, we have not utilized the line of credit and $4,500,000 is available to borrow under the line of credit.

Cash Flow

For the Nine Months Ended September 30, 2022 and 2021

Net cash flow provided by operating activities was $398,311 for the nine months ended September 30, 2022, as compared to net cash flow provided by operating activities of $387,999 for the nine months ended September 30, 2021, representing an increase of $10,312.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2022 primarily reflected a net loss of $142,087 adjusted for the add-back of non-cash items consisting of depreciation of $261,968, amortization expense of $9,450, accretion of stock-based stock option expense of $282,535, and a loss from unconsolidated joint ventures of $16,261, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $346,610 attributable to an increase in brokerage commissions receivable, a decrease in deferred rent receivable of $6,741, a decrease in lease incentive receivable of $16,055, an increase in prepaid expenses of $16,511, an increase in accounts payable of $262,654 attributable to an increase in brokerage fees payable, an increase in accrued expenses of $48,797, an increase in deferred revenues of $6,670, and a decrease in accrued expenses – related party of $5,400.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2021 primarily reflected net income of $54,236 adjusted for the add-back of non-cash items consisting of depreciation of $270,250, amortization expense of $18,900, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $46,012, and a gain on sale of rental property of $(51,944), and a loss from joint ventures of $15,021, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $18,587, a decrease in prepaid expenses of $68,910, an increase in accounts payable of $8,148, an increase in accrued expenses of $16,447, and an increase in deferred revenues of $6,687.

During the nine months ended September 30, 2022, net cash flow used in investing activities amounted to $551,664 as compared to net cash flow provided by investing activities of $3,348, an increase of $555,012. During the nine months ended September 30, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to our Significant Tenant to be used for leasehold improvements, the purchase of property and equipment of $3,764, and cash used to invest equity securities of $50,000. These uses of cash in investing activities were offset by proceeds from the sale of property and equipment of $2,100. During the nine months ended September 30, 2021, cash provided by investing activities was attributable to proceed from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000, cash used in improvement of rental properties of $40,360, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $176,000.

During the nine months ended September 30, 2022, net cash flow used in financing activities amounted to $196,472 as compared to net cash used in financing activities of $0, an increase of $196,472. During the nine months ended September 30, 2022, net cash used in financing activities was attributable to the repayment of notes payable – related party of $20,000 and cash used to pay for deferred financing costs related to our line of credit of $176,472.

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

The following tables summarize our contractual obligations as of September 30, 2022 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	910	150	240	240	280
Total	$2,910	$150	$240	$240	$2,280

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

The Company records revenues from rental properties for its operating leases on a straight-line basis where it is the lessor. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. This rent abatement resulted in a deferred rent receivable as of September 30, 2022 and December 31, 2021 of $158,029 and $164,770, respectively. Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Brokerage revenues primarily consist of real estate sales commissions and are recognized upon the successful completion of all required services which is likely to occur upon a lease commencement, when escrow closes on the sale of a property, or as otherwise negotiated between the Brokerage and its clients. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Topic 606, the Company records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, the Company is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Brokerage revenue that are payable upon payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoned Properties, Inc. (Registrant)

Date: November 10, 2022	/s/ Bryan McLaren
Chairman, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)