Form 10-K
period 2022-12-31
Zoned Properties, Inc.
filed 2023-03-28
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.715 per share of common stock as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $6,322,127.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,201,548 shares of common stock are issued and outstanding as of March 28, 2023.

Documents Incorporated by Reference

None

ZONED PROPERTIES, INC.

i

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms the terms “Zoned Properties”, “Company,” “we,” “us,” or “our” refer to Zoned Properties, Inc. and its wholly owned subsidiaries as detailed below.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. The Company is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021.

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022.

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022.

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

During 2022, the Company has closed the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. This subsidiary was dissolved on December 13, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. This subsidiary was dissolved on November 4, 2022.

Our Business

We are a real estate development firm for emerging and highly regulated industries, including legalized cannabis. We are redefining the approach to commercial real estate investment through our integrated growth services. Headquartered in Scottsdale, Arizona, we have developed a full spectrum of integrated growth services to support our real estate development model; our Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, we are addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. We do not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

We have developed and expanded into multiple business divisions focused on real estate services and investments currently focused on the legalized and regulated cannabis industry; including property technology, advisory services, commercial brokerage services, and a property investment portfolio. Each of these operating divisions are important elements of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

The core of our business involves identifying and developing commercial properties that intend to operate within highly regulated industries, including the legalized cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate. These regulations often include complex permitting processes and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

The Company currently maintains a portfolio of properties that we own, develop, and lease. We currently lease land and/or building space at all five of the properties in our portfolio. These properties are leased to licensed and legalized cannabis tenants and are located in areas with established zoning and permitting procedures. Three of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

While our primary focus is on investing in the acquisition of new properties to grow our portfolio, we may occasionally sell an asset when the circumstances and opportunity present a value opportunity for the Company. On June 1, 2021, we closed on the sale of our Gilbert, AZ property with a third party (the “Purchaser”), pursuant to which we agreed to sell, and the Purchaser agreed to purchase, the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, we received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

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

The process for obtaining zoning authorizations and permitting for a regulated cannabis facility can take months or sometimes years to complete. The process primarily involves working directly with the local government representatives following state-level legalization. Notwithstanding proper zoning and permitted use, we may work with local zoning authorities in order to revise zoning codes and regulations. The Company has been involved with local representatives on behalf of our own properties held in our portfolio and on behalf of third-party clients across the nation. For example, the Company worked directly with local representatives in Tempe, Arizona to update the local zoning code that regulates licensed cannabis facilities. The successfully adoption of these code amendments can directly impact the continued development of any licensed cannabis facilities that operate within municipal limits.

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

We are the sole member of 15 limited liability companies: Chino Valley, Green Valley, Kingman, Zoned Arizona, Zoned Advisory, ZP Data 1, ZP Data 2, Arizona Brokerage, Mississippi Brokerage, Florida Brokerage, Alabama Brokerage, Missouri Brokerage, ZPRE Holdings, ZP Stone, and ZP Woodward. Five of these entities—Zoned Arizona, Green Valley, Kingman, Chino Valley, and ZP Woodward—have acquired land and/or real property and own our properties.

Multiple state-licensed operators from across the United States have approached Zoned Properties for strategic partnership and/or advisory services for development and prospective sale-lease back arrangements. We are continuously evaluating these projects as we seek development partnerships, prospective sale-lease back arrangements, and explore financing terms with capital funding sources.

As it relates to the regulated cannabis industry, we are strictly a non-plant touching organization. We believe that we are well positioned to benefit from ancillary development opportunities that the regulated cannabis industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial real estate services and property acquisition targets have been in Arizona. Recently, we have expanded real estate services, namely advisory services and brokerage services, across multiple state markets, and we have acquired properties in Michigan. We believe that both Arizona and Michigan have established state-regulated cannabis programs with robust regulatory frameworks for licensing and operating within their respective regulatory marketplaces (i.e. the business environment in which our clients and tenants operate) and have strong consumer demand to support the business operators in their respective state marketplaces (i.e. the consumers that support our clients’ and tenants’ business operations). The Company expects to target expansion into new state marketplaces for both its real estate services and its acquisition of properties into its property investment portfolio that have strong growth trends in both regulatory frameworks and consumer demand. The Company believes these are two of the most important market factors that have influence related to the value of real estate development and property investment potential.

Recent Corporate History and Transactions

Our properties located in Chino Valley and Green Valley are leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”).

Our properties located in Tempe (through November 30, 2022) and Kingman are leased by CJK, Inc. (“CJK”). Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

On November 30, 2022, Zoned Arizona, CJK, and VSM LLC (“VSM”) entered into the Tempe Second Amendment to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment, CJK assigned all its interest in the Tempe Lease to VSM.

On December 1, 2022, ZP Woodward entered into an Exclusive Option Agreement for the Purchase of Real Property (the “Option Agreement”), dated December 1, 2022 between ZP Woodward and FL MI RE 22, LLC (the “Woodward Assignor”). Pursuant to the terms of the Option Agreement and subject to the conditions therein, ZP Woodward was granted the exclusive option (the “Option”) to assume all of the Woodward Assignor’s rights and obligations under certain purchase agreements and other definitive documents as described in the Option Agreement (collectively, “Assigned Rights”), all related to real property located in Pleasant Ridge, Michigan and as more particularly described in the Option Agreement (the “Woodward Property”). In December 2022, the Company exercised its rights to acquire the properties located at 23616 and 23622 Woodward Avenue, Pleasant Ridge, Michigan for a purchase price of $2,292,549; including cash of $867,549, and a land contract promissory note of $1,425,000. The properties consist of approximately 9,060 square feet of land with approximately 6,192 square feet of rentable buildings space. Simultaneously, the Company paid cash of $590,000 to the Woodward Assignor in assignment fees and deposits for the rights to acquire two adjacent properties (the “Parking Lots”), which is reflected as escrow deposits on the accompanying consolidated balance sheets as of December 31, 2022. As discussed below, ZP Woodward acquired these Parking Lots.

On December 1, 2022, in connection with the acquisition of the Woodward Property and Parking Lots, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the Woodward Property and the Parking Lots located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and has a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant pursuant to the terms and conditions of the Woodward Lease.

On February 24, 2023, ZP Woodward entered into a Land Contract, dated February 24, 2023, by and between Gangnier Investments LLC (the “Gangnier”) and ZP Woodward (the “23634 Land Contract”). Pursuant to the terms of the 23634 Land Contract, Gangnier agreed to sell to ZP Woodward certain real property located at 23634 Woodward Avenue, Pleasant Ridge, Michigan (“23634 Woodward”) for the purchase price of $755,984, comprised of $85,894 of cash, $240,000 of previously paid escrow deposits and a land contract note payable of $430,000 (the “23634 Land Contract Note”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027.

There is no prepayment penalty. The 23634 Land Contract contains terms and conditions typically stated in similar land contract or installment sale contracts.

On February 27, 2023, ZP Woodward acquired a fee interest in 23600 Woodward Avenue, Pleasant Ridge, Michigan for the purchase price of $1,253,070, comprised of $903,070 of cash and $350,000 of previously paid escrow deposits and, as of such date, ZP Woodward has acquired the property interests in the Woodward Property contemplated in the Option Agreement and Master Agreement.

The Parking Lots properties consist of approximately 15,246 square feet of land with approximately 3,463 square feet of rentable buildings space and approximately 7,872 square feet of covered parking.

Chino Valley, AZ

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

Green Valley, AZ

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

Tempe, AZ

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

In connection with a promissory note, on July 11, 2022 and reaffirmed on December 7, 2022, the Company entered into a Deed of Trust Agreement that secures the Company’s performance under the promissory note. The Deed of Trust Agreement transfers and assigns to the lender the right to sell the assets of Tempe and rights to rental income in case of default under the promissory note.

On November 30, 2022, Zoned Arizona, CJK, and VSM entered into that Second Amendment (the “Tempe Second Amendment”) to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment: (i) CJK assigned all its interest in the Tempe Lease to VSM (the “Assignment”), and (ii) VSM subleased a portion of the Premises (as defined in the Tempe Lease), pursuant to that certain Sublease dated November 30, 2022 between VSM, as sublessor, and CJK, as sublessee.

Pursuant to the terms of the Tempe Second Amendment, among other things, and in consideration of Zoned Arizona’s agreement to enter into the Tempe Second Amendment: (i) VSM paid Zoned Arizona $300,000 (the “Assignment Price”), (ii) VSM agreed to commit at least $3,000,000 to be spent toward capital improvements to the Premises within two years after the effective date of the Tempe Second Amendment (the “Capital Commitment”), (iii) VSM agreed to deposit an additional security deposit (the “Additional Security Deposit”) of $147,600 to be held by Zoned Arizona per the terms of the Tempe Lease, and (iv) VSM agreed to cause its affiliate, GDL Inc. (doing business as Green Dot Labs) (“GDL”) to execute and deliver to Zoned Arizona that Guaranty of Payment and Performance dated on the same date as the Tempe Amendment, which Guaranty of Payment and Performance requires GDL to guarantee and be liable for VSM’s compliance with and performance under the Tempe Lease. The Guaranty of Payment and Performance was entered into on November 30, 2022. If VSM fails to deliver to Zoned Arizona invoices or other documentation acceptable to Zoned Arizona showing the Capital Commitment has been satisfied in a timely manner, VSM will be in default under the Tempe Lease. No other terms of the Tempe Lease were modified.

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease. On December 31, 2022, deferred revenue related to this lease modification amounted to $298,565 and is included in contract liabilities on the accompanying consolidated balance sheet.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

Kingman, AZ

On May 29, 2020, Kingman and CJK entered into the First Amendment (the “Kingman Amendment”) to the Kingman Lease, effective May 31, 2020. Pursuant to the terms of the Kingman Amendment, among other things, the parties agreed to abate the $4,000 base rent from June 1, 2020 to July 31, 2020. In addition, the Kingman Amendment provides that any increase in the rentable area of the leases premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. The parties also agreed that if there is any change in laws such that the dispensing, sale or cultivation of cannabis upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Kingman and CJK, CJK may terminate the Kingman Lease by delivering written notice to Kingman, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. On November 30, 2022, Kingman and CJK entered into the Second Amendment (the “Kingman Second Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK. Pursuant to the terms of the Kingman Second Amendment, CJK agreed to grant Kingman a right to terminate the Kingman Lease upon 15 days’ prior written notice in Kingman’s sole discretion, without any obligation to do so, provided that Kingman may not exercise this right to terminate if CJK is operating its business as a going concern at the premises which is the subject of the Kingman Lease.

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the Woodward Property located in Pleasant Ridge. Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and has a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant pursuant to the terms and conditions of the Woodward Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period. the Woodward Lease provides for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant. The tenant shall have the option, exercisable by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term, to extend the term for two further terms of five years each on the same terms and conditions as provided in this Lease.

The Company considers tenants whose annual base rent exceeds over 10% of the Company’s annual rental income to be a Significant Tenant.

The Tempe Lease, Kingman Lease, Chino Valley Lease, Green Valley Lease, and the Woodward Lease are considered significant and the tenants are referred to as the Significant Tenants.

During the years ended December 31, 2022 and 2021, all of the Company’s real estate properties are leased under triple-net leases to tenants that are controlled by Significant Tenants. For the years ended December 31, 2022 and 2021, revenues associated with Significant Tenant leases described above is summarized as follows:

	For the Year Ended December 31, 2022	% of Total Revenues	For the Year Ended December 31, 2021	% of Total Revenues
CJK	$638,789	24.0%	$690,673	37.9%
Broken Arrow	1,034,470	38.9%	564,457	31.0%
VSM *	54,728	2.1%	-	-
Woodward Tenant *	48,297	1.8%	-	-
Total	$1,776,284	66.8%	$1,255,130	68.9%

*	Revenues from these Significant Tenants began in December 2022 and are expected to amount to over 10% of the Company’s rental revenue in future periods.

As of December 31, 2022 and 2021, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2022 and 2021, the Significant Tenants collectively leased approximately 59.8% and 79.2% of the Company’s total assets, respectively.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of the period ended December 31, 2022, consist of the following:

Future annual base rent:
2023	$2,154,211
2024	2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
Thereafter	27,187,804
Total	$38,384,680

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of December 31, 2022, based on management’s analysis, the Company recorded a loss on note receivable investment of $210,756 which consisted of convertible notes receivable and interest receivable amounted to $200,000 and $10,756, respectively. In connection with management’s analysis, the Company considered the current financial situation of KCB and an assessment of KCB’s franchising opportunity in the cannabis industry from a macro-industry perspective. While the opportunity may prove valuable in the long-term, currently significant macro-industry challenges have caused management to take a conservative approach in its evaluation and conclude that this was the most appropriate position at this time on behalf of the Company and its shareholders.

On December 31, 2022, convertible note receivable and interest receivable amounted to $0. On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively.

Gilbert Property

On March 3, 2021, Gilbert entered into that certain Commercial Lease Agreement (the “Lease”), dated as of February 26, 2021, between Gilbert and AZ2CAL Enterprises, LLC (the “Tenant”). Pursuant to the terms of the Lease, Gilbert agreed to rent the property located at 988 S. 182nd Place, Gilbert, AZ (the “Property”) to the Tenant for a term of 24 months, from April 1, 2021 to March 31, 2023, for monthly rent of $2,750; provided, however, that no rent was due for the month of April 2021. In addition, pursuant to the terms of the Lease, the Tenant had an option to purchase the Property (the “Option”) that was exercisable any time after the fourth month of the lease term, but no later than the end of the 12th month of the lease term. On June 1, 2021, the Company closed on the sale of its Gilbert, AZ property with the Tenant pursuant to which the Company agreed to sell, and the Tenant agreed to purchase the property located in Gilbert, Arizona, for an aggregate purchase price of $335,000. In connection with the sale, the Company received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944.

Investment in Joint Ventures

On December 31, 2022 and 2021, the Company held investments with aggregate carrying values of $58,293 and $74,554, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable.

On April 22, 2021, ZP Data 1 entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white-label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data 1 purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data 1 and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data 1 will account for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. On December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. For the year ended December 31, 2021, the $73,970 impairment loss is included within loss from unconsolidated joint ventures on the consolidated statement of operations.

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

Marketing

Currently, the Company uses general industry marketing to communicate its real estate services to industry operators and prospective clients. These include an industry newsletter that the Company distributes. Industry reputation, word-of-mouth, and networking are the primary tools the Company has used to complete the marketing of our services. We have previously and may in the future engaged with marketing, design, and public relations firms to assist with our industry branding and to help maintain an updated website, shareholder presentation, and profile outlining the Company’s services. These tools are created for transparency of operations and activities. Our executive management believes the reputation of having integrity is an essential tool for marketing and business development.

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned for the specific use of allowing regulated cannabis operations may be limited as more competitors enter the market. More competitors have recently entered the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, regulated cannabis operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for cannabis operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis business but have identified value in a piece of real estate that we may be interested in acquiring.

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

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. To date, there has been no new federal cannabis memoranda issued by the Biden Administration or any published change in federal enforcement policy. Regardless, U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memo does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, however, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. It is unclear whether the risk of enforcement has been altered.

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

Many states and U.S. territories have legalized the medical and/or adult use of cannabis.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in “Risk Factors,” there are significant risks associated with our business.

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

Employees

As of December 31, 2022, we had nine full-time employees, including our chief executive officer, chief operating officer, and chief legal officer, and multiple part-time employees who operate as independent contractors of the Company. We have established a national network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

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

We have limited operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically legalized marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the regulated cannabis industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

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

Our business plan involves the identification and the successful acquisition of properties, which are zoned for legalized cannabis businesses, including cultivation and retail. The properties we acquire will be leased to regulated cannabis operators. Local governments must approve and adopt zoning ordinances for medical cannabis facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for medical cannabis establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2022 and 2021, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties and our property located in Pleasant Ridge, Michigan. As of December 31, 2022 and 2021, these Significant Tenants represented approximately 59.8% and 79.2% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

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

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector experienced significant volatility in 2019 and 2020 and such volatility is expected to continue in 2023. Obtaining favorable financing in the current environment remains challenging.

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

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institution holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at one financial institution. The balance held in these accounts exceeds the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If the financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If the financial institution in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. We previously purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2023. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

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

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued which rescinded the Cole Memo. The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. To date, there has been no new federal cannabis memoranda issued by the Biden Administration or any published change in federal enforcement policy. Regardless, U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memo does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future. The sheer size of the cannabis industry, however, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. It is unclear whether the risk of enforcement has been altered.

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

Many states and U.S. territories have legalized the medical and/or adult use of cannabis. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. Accordingly, there are significant risks associated with our business.

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

Each of our preferred stockholders beneficially owns 1,000,000 shares of our preferred stock. Each share of preferred stock entitles the holder to 50 votes per share. In contrast, each share of our common stock has one vote per share. Each of our two preferred stockholders holds approximately 45.5% and 45.8% of the voting power of our outstanding capital stock, respectively. Because of the 50-to-1 voting ratio between our preferred stock and our common stock, our preferred stockholders together control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval. The preferred stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal control over financial reporting as of December 31, 2022 were not effective. Management realizes there are deficiencies in the design or operation of our internal control over financial reporting that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our 2022 fiscal year, management identified the following material weaknesses:

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

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net lease model. The property portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) land and real property in Tempe Arizona, (iv) land and real property of approximately 47 acres in Chino Valley, Arizona, and (v) land and real property in Pleasant Ridge, Michigan. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona, and Pleasant Ridge, Michigan are currently leasing space to tenants that operate licensed cannabis facilities. On June 1, 2021, we closed on the sale of our vacant land located in Gilbert, AZ for an aggregate purchase price of $335,000. In connection with the sale, we received net proceeds of $322,332 and recorded a gain on sale of rental property of $51,944. As of December 31, 2022, each of our leased properties was generating revenue.

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

Quarter Ended	High	Low
December 31, 2022	$0.85	$0.57
September 30, 2022	$0.77	$0.57
June 30, 2022	$0.84	$0.53
March 31, 2022	$0.83	$0.50

December 31, 2021	$0.94	$0.71
September 30, 2021	$0.95	$0.47
June 30, 2021	$0.70	$0.47
March 31, 2021	$1.00	$0.29

On March 27, 2023, the closing price of our common stock on the OTCQB was $[  ] per share.

Holders of Common Stock

As of March 28, 2023, there were approximately 103 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards have been granted under the 2016 Plan. On December 31, 2022, 8,897,500 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 28, 2023, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, 12,201,548 of which were issued and outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

Dividends

Historically, we have not paid any cash dividends on our common stock. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest cash flow and earnings, if any, in our business operations. However, in the future, our board of directors may declare dividends on our common stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. We cannot guarantee that we will pay dividends to our stockholders in the future. Holders of preferred shares are entitled to dividends equal to common share dividends.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. The Company is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

The Company currently maintains a portfolio of properties that we own, develop, and lease. We lease land and/or building space at all five of the properties in our portfolio. All of the properties are leased to licensed and regulated cannabis tenants and are located in areas with established zoning and permitting procedures. Three of the leased properties are zoned and permitted as licensed and regulated cannabis dispensaries, and two of the leased properties are zoned and permitted as licensed and regulated cannabis cultivation and processing facilities. Each regulated property may undergo a non-standard development process. Various development requirements in this process may include initial property identification, zoning authorization, and permitting guidance in order to qualify a commercial property for subsequent architectural design, utility installation, construction and development, property management, facilities management systems, and security system installation.

As of March 28, 2023, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014	Dec 2022/ Feb 2023
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037
Total No. of Tenants	1	1	1	1	1

						Portfolio Total
Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	53.66

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	2,326,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	537,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	177,441

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of March 28, 2023	60,000	97,312	1,440	1,497	17,192	177,441

Annual Base Rent (*,**)

2023	610,053	1,050,970	42,000	48,000	403,188	2,154,211
2024	610,053	1,050,970	42,000	48,000	494,712	2,245,735
2025	610,053	1,050,970	42,000	48,000	509,553	2,260,576
2026	598,589	1,050,970	42,000	48,000	524,840	2,264,399
2027	590,400	1,050,970	42,000	48,000	540,585	2,271,955
Thereafter	7,281,600	12,961,958	518,000	592,000	5,834,246	27,187,804
Total	$10,300,748	$18,216,808	$728,000	832,000	$8,307,124	$38,384,680

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
2023	$9.8	$10.8	$29.2	$32.1	23.5
2024	$9.8	$10.8	$29.2	$32.1	28.8
2025	$9.8	$10.8	$29.2	$32.1	29.6
2026	$9.8	$10.8	$29.2	$32.1	30.5
2027	$9.8	$10.8	$29.2	$32.1	31.4

The Company focused heavily on the growth of a diversified revenue stream in 2022 and is moving to take advantage of new opportunities in 2023 and beyond. We intend to accomplish this by prospecting new real estate services across the country for private, public, and municipal clients. We believe that strategic real estate services are likely to emerge as the growth engine for Zoned Properties.

Pursuant to lease agreements with a Significant Tenant, from the period from May 31, 2020 through September 30, 2022, a Significant Tenant invested a combined total of at least $8,000,000 improvements in and to the properties in Chino Valley. The increase in the rentable area of the leased premises resulted in an increase in all amounts calculated based on the same, including, without limitation, base rent.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2022 and 2021, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2022 and 2021.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and 2021, revenues by reportable business segments were as follows:

	Years Ended December 31,
	2022	2021
Revenues:
Property investment portfolio:
Rental revenues	$1,795,719	$1,261,059

Real estate services:
Advisory revenues	244,750	146,031
Brokerage revenues	619,621	413,395
Total real estate services revenues	864,371	559,426
Total revenues	$2,660,090	$1,820,485

For the year ended December 31, 2022, total revenues amounted to $2,660,090, including Significant Tenants revenues of $1,776,284, as compared to $1,820,485, including Significant Tenant revenues of $1,255,130, for the year ended December 31, 2021, an increase of $839,605, or 46.1%.

For the year ended December 31, 2022, the increase in revenues was attributable to an increase in rental revenue from our tenant of $534,660, an increase in brokerage revenue of $206,226 related to commission earned on real estate listings, and an increase in advisory revenues of $98,719. For the year ended December 31, 2022, the increase in rental revenues as compared to the year ended December 31, 2021 was attributable to an increase in rental revenue from our Chino Valley property related to a fourth amendment to our lease agreement in connection with an increase in rentable square footage, and due to the signing of a new lease with our new tenant at our recently acquired property located in Pleasant Ridge, Michigan which began on December 1, 2022. All of the Company’s real estate properties are leased under triple-net leases to the Significant Tenants.

Operating expenses

For the year ended December 31, 2022, operating expenses amounted to $2,769,041 as compared to $1,775,785 for the year ended December 31, 2021, an increase of $993,256, or 55.9%. For the years ended December 31, 2022 and 2021, operating expenses consisted of the following:

	Years Ended December 31,
	2022	2021
Compensation and benefits	$1,232,414	$488,607
Professional fees	352,643	397,877
Brokerage fees	431,029	265,208
General and administrative expenses	275,862	201,625
Depreciation and amortization	360,493	386,643
Real estate taxes	116,912	87,769
Gain on sale of rental property	(312)	(51,944)
Total	$2,769,041	$1,775,785

●	For the year ended December 31, 2022, compensation and benefit expense increased by $743,807, or 152.2%, as compared to the year ended December 31, 2021. The increase was attributable to an increase in compensation and benefits of $515,232 and an increase in stock-based compensation of $228,575, related to the addition of multiple new full-time and part-time team members. The increase in stock-based compensation was from the accretion of stock option expense offset by a decrease in the value of common shares issued for services. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services.

●	For the year ended December 31, 2022, professional fees decreased by $45,234, or 11.4%, as compared to the year ended December 31, 2021. This decrease was primarily attributable to a decrease in consulting fees of $87,366 due to the hiring of certain consultants that are now employees, offset by an increase in accounting fees of $5,763, an increase in legal fees of $13,942, and an increase in public relations fees of $22,255.

●	For the years ended December 31, 2022 and 2021, we recorded brokerage fees amounting to $431,029 and $265,208, respectively, representing an increase of $165,821, or 62.5%, from 2021 to 2022. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the year ended December 31, 2022, general and administrative expenses increased by $74,237, or 36.8%, as compared to the year ended December 31, 2021. These increases were primarily attributable to an increase in operating activities related to our real estate services segment.

●	For the year ended December 31, 2022, depreciation expense decreased by $26,150, or 6.8%, as compared to the year ended December 31, 2021. This decrease was related to the decrease in amortization of intangible assets which were fully amortized.

●	For the year ended December 31, 2022, real estate taxes increased by $29,143, or 33.2%, as compared to the year ended December 31, 2021. This increase was attributable to an increase in assessed real taxes associated with improvements made on our Chino Valley property,

●	For the year ended December 31, 2022, we recorded a gain from sale of property and equipment of $312. For the year ended December 31, 2021, we recorded a gain from sale of our Gilbert property of $51,944.

(Loss) income from operations

As a result of the factors described above, for the year ended December 31, 2022, loss from operations amounted to $(108,951) as compared to income from operations of $44,700 for the year ended December 31, 2021, a negative change of $153,651, or 343.7%.

Other (expenses) income

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the year ended December 31, 2022, total other expenses, net amounted to $465,404 as compared to total other expenses, net of $210,519, respectively, representing an increase of $254,885, or 121.1%. This increase was attributable to the recording of a loss on note receivable investment of $210,756 that was deemed uncollectible, the recording of a change in fair value loss from an interest rate swap of $90,237 in connection with our bank note payable, and an increase in interest expense of $39,950 primarily related to an increase in notes payable. These increases were offset by a decrease in loss from unconsolidated joint ventures of $11,215 and a decrease in impairment loss from unconsolidated joint venture of $73,970 which was recorded in 2021.

Net loss

As a result of the foregoing, for the years ended December 31, 2022 and 2021, net loss amounted to $574,355, or $0.05 per common share (basic and diluted), and $165,819, or $0.01 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $4,335,840 and $1,191,940 as of December 31, 2022 and 2021, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income and advisory fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows,

●	The cost of being a public company,

●	An increase in investments in joint ventures and other projects, and

●	An increase in investments in rental property.

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report on Form 10-K. Other than revenue received from the lease of our rental properties, from advisory fees, and from brokerage revenues, and from a bank note, we presently have no other significant alternative source of working capital.

We have used these funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, invest in joint ventures and notes receivable, and to grow our company. We may need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, to assure we have sufficient working capital for our ongoing operations and debt obligations, and to invest in new joint venture and other projects.

As discussed elsewhere, during the year ended December 31, 2021, we contributed $86,000 to the Beakon joint venture and we contributed $90,000 to the Zoneomics Green joint venture. Additionally, on December 31, 2021, we recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of our equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market conditions and lack of committed funding, our ability to recover the carrying amount of the investment in Beakon was impaired as of December 31, 2021.

East West Bank Swap and Amended Note

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona could request advances under a multiple access loan (“MAL”) during the MAL. On July 11, 2022, in connection with the Loan Agreement, Zoned Arizona paid loan and other fees of $176,472, and in connection with the First Amendment to the Loan Agreement discussed below, paid additional fees of $8,124. These loan and other fees aggregating $184,596 are reflected as a debt discount and are being amortized ratably and charged to interest expense over the term of the related debt.

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Swap Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Swap Note”) to the Bank. The Swap Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Swap Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75%. The Swap Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Swap Note, Zoned Arizona received net proceeds of $4,315,404 which is net of fees of $184,596.

Zoned Arizona may prepay the outstanding principal under the Swap Note, at any time, subject to the provisions of the Swap Note.

Also as previously disclosed, on July 11, 2022 and pursuant to the terms of the Loan Agreement, the Company executed a Guaranty (the “Guaranty”) in favor of the Bank, pursuant to which the Company agreed to guarantee all indebtedness of Zoned Arizona to the Bank arising under or in connection with the MAL or any of the loan documents. On December 7, 2022, the Company executed an Acknowledgement of Amendment and Reaffirmation of Guaranty (the “Reaffirmation”) in favor of the Bank. The Reaffirmation reaffirms the Guaranty and provides the Company’s consent to the First Amendment and Swap Note.

On December 7, 2022, Zoned Arizona and the Bank entered into an Interest Rate Swap Transaction Confirmation (the “Confirmation”). The Confirmation incorporates by reference the 2002 ISDA Master Agreement as published by the International Swaps and Derivatives Association, Inc. as if the parties to the Confirmation executed such agreement in such form. The Confirmation provides the terms and conditions governing the interest rate swap transaction afforded to Zoned Arizona, including a fixed interest rate of 7.65%. The Company recorded the swap at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. The Company has entered into an interest rate swap to mitigate variability in interest payments on its variable-rate debt.

On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

Woodward Property Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contact note in the amount of $1,425,000 (the “Woodward Property Note Payable”). The Woodward Property Note Payable bears interest at 9% per annum and is due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and
2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On December 31, 2022, principal and interest due on the Woodward Property Note Payable amounted to $1,425,000 and $10,687, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and advisory revenues and the attainment of new advisory clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2022 and 2021, we had an asset concentration related to our Significant Tenant leases. As of December 31, 2022 and 2021, these Significant Tenants represented approximately 59.8% and 79.2% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Years Ended December 31, 2022 and 2021

Net cash flow provided by operating activities was $871,901 for the year ended December 31, 2022, as compared to net cash flow provided by operating activities of $489,257 for the year ended December 31, 2021, representing an increase of $382,644.

●	Net cash flow provided by operating activities for the year ended December 31, 2022 primarily reflected a net loss of $574,355 adjusted for the add-back of non-cash items consisting of depreciation of $351,043, amortization expense of $9,450, accretion of stock-based stock option expense of $336,755, a loss on note receivable investments of $210,756 attributable to the recording of an allowance for uncollectible amounts, a loss from unconsolidated joint ventures of $16,261, and a loss from the changes in fair value from an interest rate swap of $90,237, offset by changes in operating assets and liabilities primarily consisting of an increase in contract liabilities of $298,565 attributable to the receipt of cash of a $300,000 assignment fee which was reflected in contract liabilities on the accompanying consolidated balance sheet and will be amortized into rental revenue on a straight-line basis over the remaining term of the lease, and an increase in security deposits payable of $147,600 attributable to the collection of additional security deposit on our Tempe property.

●	Net cash flow provided by operating activities for the year ended December 31, 2021 primarily reflected a net loss of $165,819 adjusted for the add-back of non-cash items consisting of depreciation of $358,294, amortization expense of $28,350, stock-based compensation expense of $52,000, accretion of stock-based stock option expense of $56,180, a gain on sale of rental property of $(51,944), and a loss and impairment loss from unconsolidated joint ventures of $101,446, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $2,921, a decrease in prepaid expenses of $71,712, an increase in accounts payable of $11,244, an increase in accrued expenses of $16,278, and a decrease in deferred rent receivable of $8,987.

During the year ended December 31, 2022, net cash flow used in investing activities amounted to $2,009,213 as compared to net cash provided by investing activities of $3,348, a change of $2,012,561. During the year ended December 31, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to a Significant Tenant to be used for leasehold improvements, the purchase of rental property of $867,549 in connection with the acquisition of property in Pleasant Ridge, Michigan, the purchase of property and equipment of $3,764, an increase in escrow deposits of $590,000 in connection with the acquisition of additional property in Pleasant Ridge, Michigan which closed in February 2023, and cash used to invest in equity securities of $50,000. These uses of cash in investing activities were offset by proceeds from the sale of property and equipment of $2,100. During the year ended December 31, 2021, cash provided by investing activities was attributable to proceeds from the sale of rental property of $322,332, offset by cash used for an investment in a convertible note receivable of $100,000, cash used in the improvement of rental properties of $40,360, cash used for the purchase of property and equipment of $2,624, and cash used for investment in joint ventures of $176,000.

During the year ended December 31, 2022, net cash provided by financing activities amounted to $4,281,212 and consisted of net proceeds from notes payable of $4,315,404, offset by the repayment of notes payable of $14,192 and the repayment of notes payable – related party of $20,000. We did not have any cash flows from financing activities during the year ended December 31, 2021.

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

The following tables summarize our contractual obligations as of December 31, 2022 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	880	150	240	240	250
Notes payable	5,911	63	145	172	5,531
Total	$8,791	$213	$385	$412	$7,781

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2022, the notional amount of our interest rate swaps was $4,500,000.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Other than the interest rate swap, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value, on a recurring basis, in accordance with ASC Topic 820.

Interest rate swap

In connection with a bank loan executed in 2022, the Company entered into an interest rate swap agreement to management interest rate risk related to debt that accrues interest at variable rates The Company accounts for its interest rate swap agreement in accordance with the guidance related to derivatives and hedging activities. The Company is exposed to market risk from changes in interest rates. The Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. Interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. Because the variable interest rates used to calculate payments under the terms of the swap agreement are calculated using different benchmarks than those included in the Company’s variable rate debt agreement, the swap agreement is not considered an effective cash flow hedge.

Accordingly, changes in the underlying market value of the remaining swap payments are recognized into income as an increase or decrease to other income (expense) each reporting period. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company believes values provided by its counterparty represent the fair value of its swap agreement. The Company believes that the quality of the counterparty to its swap agreement mitigates the counterparty credit risk.

The estimated fair value of the interest rate swap agreement is reflected as a derivative liability on the accompanying balance sheet with changes in the fair value reflected in interest expense in the accompanying statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on December 31, 2022	Fair Value of Liability on December 31, 2021
December 7, 2022 interest rate swap	$4,500,000	7.65%	December 10, 2032	$90,237	$-

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. On May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195 due to additional space of 27,312 square feet being leased to the lessee. On January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements resulted in an aggregate deferred rent receivable as of December 31, 2022 and 2021 of $204,079 and $164,770, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

For contracts entered into on or after the effective date, where the Company is the lessee, at the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02.

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-40 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) we had not implemented adequate system and manual controls, and (3) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full-time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On January 21, 2022, pursuant to the power granted to the Board in the Company’s articles of incorporation, as amended, and the Company’s bylaws, the Board increased the size of the Board by two persons, to be a total of seven persons. Our Board of Directors currently has six members and there is one vacancy.

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. All of the current directors’ terms expire as of the Annual Meeting and will serve until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	35	Chairman, Chief Executive Officer, Chief Financial Officer, and Treasurer
Berekk Blackwell	33	President and Chief Operating Officer
Daniel Gauthier	30	Chief Legal Officer, Chief Compliance officer, and Corporate Secretary
Art Friedman	63	Director
Alex McLaren, MD	70	Director
David G. Honaman	71	Director
Derek Overstreet, PhD.	36	Director
Jody Kane	43	Director

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

Bryan McLaren, MBA. Mr. McLaren has served as Chairman and Chief Executive Officer of the Company since 2014 and as Chief Financial Officer of the Company since 2018. Mr. McLaren has a dedicated history of work in the sustainability industry and in business development. Prior to joining the Company, McLaren worked as a sustainable development expert for both large corporations such as Waste Management, Inc., and for institutions of higher education such as Northern Arizona University. Mr. McLaren has a Masters of Business Administration Degree with an emphasis on Sustainable Development, a Master’s Degree in Sustainable Community Development, and an Executive Master’s Degree in Sustainability Leadership. As Chief Executive Officer and Chief Financial Officer, Mr. McLaren is able to provide our Board with valuable insight regarding the Company’s operations, its management team and associates as a result of his day-to-day involvement with the Company.

Berekk Blackwell. Mr. Blackwell has served as our Chief Operating Officer since July 1, 2021, and as our President since July 1, 2022. Prior to his appointment to these positions and since September 2020, Mr. Blackwell served as our Director of Business Development. From December 2018 until June 2021, Mr. Blackwell also served as President of Daily Jam Holdings LLC. From January 2016 to December 2018, he served as Vice President of Due North Holdings LLC. Prior to joining the Company, Mr. Blackwell developed domestic and international markets for Kahala Brands, a global franchise organization with more than 3,000 retail locations in over a dozen countries. He also led emerging brand and portfolio operations for several private equity groups investing in the restaurant franchise space. Mr. Blackwell earned his B.A. in Finance from Fort Lewis College. Mr. Blackwell and his spouse filed for bankruptcy in the U.S. Bankruptcy Court, District of Arizona on November 13, 2020.

Daniel Gauthier, JD. Mr. Gauthier has served as our Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary since July 1, 2022. Mr. Gauthier has an extensive background in a range of real estate transactions, including acquisition, development, financing, leasing, and syndication, and business transactions, including mergers and acquisitions, joint ventures, corporate governance, general counsel and regulated cannabis. Prior to joining the Company, Mr. Gauthier’s private practice included representation of a broad range of real estate developers, private and public homebuilders, businesses of all sizes, banks and lending institutions, and more. Gauthier holds a Juris Doctor degree from the Sandra Day O’Connor College of Law, Arizona State University, where he was a Pedrick Scholar and an articles editor of Jurimetrics: The Journal of Law, Science, and Technology. Mr. Gauthier is the founder and former president of the American Constitution Society, ASU Chapter and the former president of the ASU Disability Law Project. Mr. Gauthier also holds a bachelor’s degree in psychology from the University of Arizona.

Art Friedman. Mr. Friedman, who has served as a director since 2014, is the Owner/Principal of Triple J Management Services, which specializes in consulting and professional services for the alcoholic beverage industry. Mr. Friedman was most recently President and CEO of Gold Coast Beverage Distributors, a position he held for the last 10 years of his 23 years with the company. During his tenure as President/CEO, Gold Coast more than tripled sales revenue and increased EBITDA by more than five-fold. Over the same period, Mr. Friedman led significant market share gains through organic growth as well as consolidating wholesaler acquisitions. Mr. Friedman began his career with General Foods Corporation, now part of Kraft Foods. He has served on the distributor advisory councils of Diageo-Guinness, Heineken USA, InBev and Miller-Coors. Mr. Friedman graduation Cum Laude with a Bachelor of Science in Business Management from the University of Florida, Warrington School of Business. We believe that Mr. Friedman’s background as an advisor in the area of business management and his experience in operating, growing and advising companies provides us with the requisite skills and qualifications to serve on our board. Mr. Friedman’s service as a director at the Company since 2014 together with his business background, provides business, governance, organizational and strategic planning expertise to our Board and makes him a valued member of the Audit Committee, the Compensation Committee, which he chairs, and the Strategic Committee.

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

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2022 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because of his employment as our CEO, President, Treasurer, Secretary and Chairman of the Board. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders.

The Board of Directors held two meetings during the fiscal year ended December 31, 2022. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has four committees: the Audit Committee, the Strategic Committee, the Compensation Committee, and the Nominating and Governance Committee. As of March 28, 2023, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic	Nom. & Gov
Independent Directors
Art Friedman	X	Chair	X	X
David G. Honaman	Chair	X	X	X
Derek Overstreet	X	X	X	X
Jody Kane	X	X	X	Chair

Non-Independent Director
Alex McLaren, MD		X	Chair	X

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

The Audit Committee held four meetings during the fiscal year ended December 31, 2022.

Compensation Committee

All Compensation Committee members other than Dr. McLaren are “independent” under applicable NASDAQ listing standards. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to executive compensation, employee compensation and benefit programs and plans, and leadership development and succession planning. In addition, the Compensation Committee is responsible for:

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

The Compensation Committee held two meetings during the fiscal year ended December 31, 2022.

Strategic Committee

All Strategic Committee members other than Dr. McLaren are “independent” under the applicable NASDAQ listing standards. The Strategic Committee assists the Board in developing and maintaining the Company’s business strategies and any related matters required by federal securities laws. In addition, the Strategic Committee is responsible for:

●	Review the Company’s current business strategies.

●	Explore new business strategies for the Company.

●	Report business strategy analyses to the Board.

The Strategic Committee held two meetings during the fiscal year ended December 31, 2022.

During the fourth quarter of the fiscal year ended December 31, 2022, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Nominating and Governance Committee

All Nominating and Governance members (except for Dr. McLaren) are “independent” under applicable NASDAQ listing standards. The Nominating and Governance Committee assists the Board in fulfilling its oversight responsibilities relating to Company and Board policies, and in relation to the nomination and election of Board Members. In addition, the Nominating and Governance Committee is responsible for:

●	establishing and reviewing the Nominating and Governance Committee Charter; and

●	establishing and reviewing various Company policies, such as the Company’s Insider Trading Policy and Code of Ethics.

The responsibilities of the Nominating and Governance Committee are more fully described in the Nominating and Governance Committee’s charter.

The Nominating and Governance Committee held two meetings during the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following 2022 Summary Compensation Table (the “SCT”) summarizes all compensation recorded by us for the years ended December 31, 2022 and 2021 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K (each, an “NEO” and collectively, the “NEOs”).

2022 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren,	2022	246,758	-	-	-	-	-	-	246,758
Chief Executive Officer and Chief Financial Officer	2021	225,225	-	-	-	-	-	-	225,225

Berekk Blackwell,	2022	148,269	22,450	-	55,334	-	-	-	226,053
President and Chief Operating Officer (1)	2021	68,833	-	-	48,677	-	-	48,845	166,355

Daniel Gauthier	2022	83,077	-	-	82,420	-	-	15,011	180,508
Chief Legal Officer and Chief Compliance Officer (2)	2021	-	-	-	-	-	-	-	-

(1)	Mr. Blackwell was appointed as our Chief Operating Officer on July 1, 2021. On January 1, 2021, we granted Mr. Blackwell an option, pursuant to our 2016 Equity Compensation Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the Option was January 1, 2021 and the Options expire on January 1, 2031. The options vest as to 25,000 of such shares on January 1, 2021, 10,000 options vest on January 1, 2022 and for each year thereafter through January 1, 2031. In connection with these options, the Company valued these options at a fair value of $48,677 and will record stock-based compensation expense over the vesting period. On January 21, 2022, we granted Mr. Blackwell a stock option pursuant to our 2016 Equity Compensation Plan to purchase 75,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the stock option was January 21, 2022 and the options expire on January 21, 2032. The option vests as to (i) 15,000 of such shares on January 21, 2022; and (ii) as to 7,500 of such shares on January 21, 2023 and each year thereafter through January 21, 2030. The fair value of this option grant was $55,334 and will record stock-based compensation expense over the vesting period. Amounts reflected under “All Other Compensation” related to consulting fees paid to Mr. Blackwell prior to him becoming our Chief Operating Officer.
(2)	On July 1, 2022, we granted Mr. Gauthier a stock option, pursuant to our 2016 Equity Compensation Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the stock option was July 1, 2022 and the option expires on July 1, 2032. The option vests as to (i) 25,000 of such shares on July 1, 2022; and (ii) as to 10,000 of such shares on July 1, 2023 and each year thereafter through July 1, 2032. We valued this stock option at a fair value of $82,420 and will record stock-based compensation expense over the vesting period.
(3)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 11 – Shareholders’ Equity”.

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

McLaren Employment Agreement & Golden Parachute Agreement

On May 23, 2018, we entered into an employment agreement with Mr. McLaren (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren a base annual salary of $214,500, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2.5% of the Company’s net income for the associated period.

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

Blackwell Employment Agreement

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

The Blackwell Employment Agreement has a term of one year, expiring on July 1, 2023. During the initial term, neither party may terminate the Blackwell Employment Agreement except for Cause (as hereinafter defined). For purposes of the Blackwell Employment Agreement, Cause, with respect to Mr. Blackwell, means:

(i)	a material violation of any material written rule or policy of the Company applicable to Mr. Blackwell and which Mr. Blackwell fails to correct within 10 days after notice;

(ii)	misconduct by Mr. Blackwell to the material and demonstrable detriment of the Company;

(iii)	Mr. Blackwell’s conviction of, or pleading guilty to, a felony; or

(iv)	Mr. Blackwell’s material failure to perform his obligations and fulfill the covenants and agreements in the Blackwell Employment Agreement, after notice and failure to cure, as provided in the Blackwell Employment Agreement.

With respect to the Company, “Cause” means the Company’s material failure to perform the Company’s obligations and fulfill the covenants and agreements in the Blackwell Employment Agreement, after notice and failure to cure, as provided in the Blackwell Employment Agreement.

The Blackwell Employment Agreement will continue to be in full force and effect after July 1, 2023, except that either party may terminate the Blackwell Employment Agreement for any reason upon 30 days’ written notice.

The Blackwell Employment Agreement contains representations, warranties and covenants customary for an agreement of this type.

Gauthier Employment Agreement

On May 27, 2022, the Company entered into the Employment Agreement, dated as of June 1, 2022, by and between the Company and Mr. Gauthier (the “Gauthier Employment Agreement”). Pursuant to the terms of the Gauthier Employment Agreement, the Company agreed to pay Mr. Gauthier a base annual salary of $135,000 for his services. The Company may also award Mr. Gauthier with cash and/or equity bonuses, determined at the discretion of the Company’s executive management.

The Gauthier Employment Agreement has a term of one year, unless sooner terminated or extended pursuant to the terms of the Gauthier Employment Agreement.

During the initial one-year term, the Gauthier Employment Agreement may only be terminated for Cause. For purposes of the Gauthier Employment Agreement, “Cause,” with respect to Mr. Gauthier, means:

(i)	a material violation of any material written rule or policy of the Company applicable to Mr. Gauthier and which Mr. Gauthier fails to correct within 10 days after Mr. Gauthier receives written notice from the Company;

(ii)	misconduct by Mr. Gauthier to the material and demonstrable detriment of the Company;

(iii)	Mr. Gauthier’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony; or

(iv)	Mr. Gauthier’s material failure to perform his obligations and fulfill his covenants and agreements as described in the Gauthier Employment Agreement, after written notice from the Company and failure to cure such material failure within 10 days following receipt of such notice.

After expiration of the initial one-year term, the Gauthier Employment Agreement will continue to be in full force and effect, except that either party may terminate the Gauthier Employment Agreement for any reason upon 30 days’ written notice to the other party.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	200,000	50,000	(a)	—	1.00	12/26/2026	—	—	—	—
Berekk Blackwell	35,000	90,000	(b)	—	1.00	1/1/2031	—	—	—	—
Berekk Blackwell	15,000	60,000	(c)	—	1.00	1/21/2032	—	—	—	—
Daniel Gauthier	25,000	100,000	(d)	—	1.00	7/1/2032	—	—	—	—

(a)	Vest annually at 25,000 options per year through December 2024.
(b)	Vest annually at 10,000 options per year through January 1, 2031.
(c)	Vest annually at 7,500 options per year through January 21, 2030.
(d)	Vest annually at 10,000 options per year through July 1, 2032.

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance (“PVP”), this section presents the SEC-defined “Compensation Actually Paid,” or “CAP”. Also required by the SEC, this section compares CAP to various measures used to gauge performance at Company.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and SCT values. The primary difference between the calculation of CAP and SCT total compensation is “Stock Awards.”

	SCT Total	CAP
Stock Awards	Grant date fair value of stock and option awards granted during the year	Year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or vested or were forfeited during the year

2022 Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
2022	$246,758	$228,999	$203,280	$194,180	$174.78	$(574,355)
2021	$225,225	$250,283	$166,355	$196,358	$180.65	$(165,819)

(1)

The principal executive officer (“PEO”) in 2022 and 2021 is Bryan McLaren, our Chief Executive Officer and Chief Financial Officer. The non-PEO NEOs in the 2022 reporting year are Berekk Blackwell and Dan Gauthier. The non-PEO NEO in the 2021 reporting year was Berekk Blackwell.

(2)	The CAP was calculated beginning with the PEO’s SCT total. The following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock Awards Deducted from SCT	Stock Awards Added to CAP	Stock Option Awards Deducted from SCT	Stock Option Awards Added to CAP	Total CAP A - (B + D)
	(A)	(B)	(C)	(D)	(E)	+ (C + E)
PEO
2022	$246,758	$-	$-	$-	$(17,759)	$228,999
2021	$225,225	$-	$-	$-	$25,058	$250,283

Average Non-PEO NEO
2022	$203,280	$-	$-	$(137,754)	$128,654	$194,180
2021	$166,355	$-	$-	$(48,677)	$78,680	$196,358

(3)

The fair value of stock options reported for CAP purposes in columns (C) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2022 and 2021 were as follows:

Grant Year	2022	2021
Volatility	106.66 – 112.26%	108.73 – 117.03
Expected life (in years)	4 – 10 years	5 – 10 years
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.75 – 3.94%	0.93 – 1.26%

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards have been granted under the 2016 Plan. On December 31, 2022, 8,897,500 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,102,500	$0.77	8,897,500
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	2,352,500	$0.95	9,675,000

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2022 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2022 Summary Compensation Table”.

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	-	69,035	-	69,035
David G. Honaman	-	69,035	-	69,035
Alex McLaren, MD	-	69,035	-	69,035
Derek Overstreet	-	69,035	-	69,035
Jody Kane	-	69,035	-	69,035

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In January 2022, each director listed above received 105,000 stock options to purchase 105,000 shares of restricted stock at $0.78 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 28, 2023, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 28, 2023, there were 12,201,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	250,000	(1)	2.0%
Berekk Blackwell	60,879	(2)	*
Daniel Gauthier	34,750	(8)	*
Art Friedman	179,725	(3)	1.2%
Alex McLaren, MD	1,711,667	(4)	14.0%
David G. Honaman	150,000	(5)	1.2%
Derek Overstreet, PhD	130,000	(6)	1.1%
Jody Kane	101,521	(7)	*
All executive officers and directors as a group (eight persons)	2,618,542	(9)	20.6%

Other 5% Stockholders:
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,262,500		10.4%

Melinda Jay Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,250,000		10.3%

Joseph Bartonek c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	756,250		6.2%

*	Less than 1%.
(1)	Includes 200,000 vested stock options.
(2)	Consists of 50,000 vested stock options.
(3)	Includes 35,000 vested stock options.
(4)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 50,000 vested stock options.
(5)	Includes 50,000 vested stock options.
(6)	Includes 45,000 vested stock options.
(7)	Includes 35,000 vested stock options and 13,175 shares owned by Diamond Bridge Capital, LP, which is 50% owned by Mr. Kane. Mr. Kane’s shares voting and dispositive power over these shares with the other 50% owner of Diamond Bridge Capital, LP.
(8)	Includes 25,000 vested stock options.
(9)	Includes 490,000 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000		50.0%	45.5	%(2)

Alex McLaren c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	45.8	%(4)

(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.5% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 45.8% of the voting power of the Company.

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

As of December 31, 2021, the principal balance due under the McLaren Debenture was $20,000.

As of December 31, 2022 and 2021, accrued interest payable due under the McLaren Debenture was $0 and $5,400, respectively, which is included in accrued expenses – related party on the accompanying consolidated balance sheets.

For the years ended December 31, 2022 and 2021, interest expense – related party amounted to $600 and $1,200, respectively.

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

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2022 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because of his employment as our Chairman of the Board, CEO, CFO, and Treasurer. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because Dr. McLaren is the father of Bryan .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for the years ended December 31, 2022 and 2021 for professional services rendered by D. Brooks and Associates CPAs, P.A.:

Fees	2022	2021
Audit Fees	$49,500	$46,500
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$49,500	$46,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2022 and 2021, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2022 and 2021. As a result, there were no other fees billed or paid during 2022 and 2021.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
3.2	Bylaws of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
4.1*	Description of registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.3+

Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman (incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017).

10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.5	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.6	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.7+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016).
10.8	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016).
10.9	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016).
10.10	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.11	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.12	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.13	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017).
10.14	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.15	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.16	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.17	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.18+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.19+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).

10.20	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.21	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.22	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020).
10.23	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.24	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.25	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.26	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.27	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021).
10.28	Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated April 15, 2021 (Incorporated by reference to exhibit 99.1 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021).
10.29	Amendment to Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated May 17, 2021 (Incorporated by reference to exhibit 99.2 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021).
10.30	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).
10.31	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.32	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.33	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
10.34	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Zoned Arizona Properties, LLC and VSM AZ LLC (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.35	Guaranty of Payment and Performance, dated November 30, 2022, by GDL Inc. in favor of Zoned Arizona Properties, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.36	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Kingman Property Group, LLC and CJK, Inc. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.37	Option Agreement, dated as of December 1, 2022, by and between ZP RE MI Woodward, LLC and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.38	Master Agreement for Purchase and Sale, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.39	Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of November 29, 2022, by and between ZP RE MI Woodward, LLC and Rapid Fish 2 LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.40	Real Estate Repurchase Agreement, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.41	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).

10.42	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.43	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.44+	Employment Agreement, entered into on July 26, 2022 and effective as of July 1, 2022, by and between the registrant and Berekk Blackwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 27, 2022).
10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated October 5, 2022, by and between ZP RE Holdings, LLC a wholly owned subsidiary of the registrant, and Neal Bradley Starr (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on October 12, 2022).
10.46+	Employment Agreement, entered into on May 27, 2022 and dated as of June 1, 2022, by and between the registrant and Daniel Gauthier (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.47+	Stock Option Agreement, entered into on May 27, 2022 and dated as of July 1, 2022, by and between the registrant and Mr. Gauthier (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.48	First Amendment Loan Agreement, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.49	Amended and Restated Promissory Note, dated as of December 7, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.50	Acknowledgement of Amendment and Reaffirmation of Guaranty, dated as of December 7, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.51	Interest Rate Swap Transaction Confirmation, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.52	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.53	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.54	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 28, 2023	By:	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and Chief Financial Officer

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

Signature	Title	Date

/s/ Bryan McLaren	Chairman, Chief Executive Officer, Chief Financial Officer, And Treasurer	March 28, 2023
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 28, 2023
Derek Overstreet

/s/ Art Friedman	Director	March 28, 2023
Art Friedman

/s/ Alex McLaren	Director	March 28, 2023
Alex McLaren

/s/ David G. Honaman	Director	March 28, 2023
David G. Honaman

/s/ Jody Kame	Director	March 28, 2023
Jody Kane

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 and 2021

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and related notes (collectively referred to as the consolidated financial statements)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

March 28, 2023

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Cash	$4,335,840	$1,191,940
Accounts receivable	138,825	7,909
Deferred rent receivable	204,079	164,770
Lease incentive receivable	477,064	-
Rental properties, net	8,388,136	6,441,465
Prepaid expenses and other assets	59,129	32,350
Escrow deposits	590,000	-
Convertible note receivable	-	200,000
Property and equipment, net	11,828	13,918
Right of use asset, net	65,381	-
Intangible asset, net	-	9,450
Investment in unconsolidated joint ventures	58,293	74,554
Investment in equity securities	50,000	-
Security deposits	2,272	1,100

Total Assets	$14,380,847	$8,137,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Convertible note payable - related party	-	20,000
Notes payable, net	5,727,750	-
Accounts payable	107,371	11,244
Accrued expenses	188,535	108,364
Lease liability	65,941	-
Accrued interest - related party	-	5,400
Contract liabilities	303,315	4,750
Derivative liability - interest rate swap, at fair value	90,237	-
Security deposits payable	219,400	71,800

Total Liabilities	8,702,549	2,221,558

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2022 and 2021 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued and outstanding at December 31, 2022 and 2021	12,202	12,202
Additional paid-in capital	21,337,318	21,000,563
Accumulated deficit	(15,673,222)	(15,098,867)

Total Stockholders’ Equity	5,678,298	5,915,898

Total Liabilities and Stockholders’ Equity	$14,380,847	$8,137,456

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

REVENUES:
Property investment portfolio revenues:
Rental revenues	$1,795,719	$1,261,059
Real estate services revenues:
Advisory revenues	244,750	146,031
Brokerage revenues	619,621	413,395
Total real estate services revenues	864,371	559,426

Total revenues	2,660,090	1,820,485

OPERATING EXPENSES:
Compensation and benefits	1,232,414	488,607
Professional fees	352,643	397,877
Brokerage fees	431,029	265,208
General and administrative expenses	275,862	201,625
Depreciation and amortization	360,493	386,643
Real estate taxes	116,912	87,769
Gain on sale of property and equipment	(312)	(51,944)

Total operating expenses, net	2,769,041	1,775,785

(LOSS) INCOME FROM OPERATIONS	(108,951)	44,700

OTHER (EXPENSES) INCOME:
Interest expenses	(160,550)	(120,000)
Interest expenses - related party	(600)	(1,200)
Interest income	13,000	12,127
Change in fair value of interest rate swap	(90,237)	-
Loss on note receivable investment	(210,756)	-
Impairment loss from unconsolidated joint ventures	-	(73,970)
Loss from unconsolidated joint ventures	(16,261)	(27,476)

Total other expenses, net	(465,404)	(210,519)

LOSS BEFORE INCOME TAXES	(574,355)	(165,819)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(574,355)	$(165,819)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	12,201,548	12,175,623

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	2,000,000	$2,000	12,011,548	$12,012	$20,854,773	$(14,933,048)	$5,935,737

Common stock issued for services	-	-	130,000	130	51,870	-	52,000

Common stock issued for intangible asset	-	-	60,000	60	37,740	-	37,800

Accretion of stock-based compensation related to stock options issued	-	-	-	-	56,180	-	56,180

Net loss	-	-	-	-	-	(165,819)	(165,819)

Balance, December 31, 2021	2,000,000	2,000	12,201,548	12,202	21,000,563	(15,098,867)	5,915,898

Accretion of stock-based compensation related to stock options issued	-	-	-	-	336,755	-	336,755

Net loss	-	-	-	-	-	(574,355)	(574,355)

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	$(15,673,222)	$5,678,298

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,355)	$(165,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	351,043	358,294
Amortization expense	9,450	28,350
Amortization of debt discount	1,538	-
Stock-based compensation	-	52,000
Stock option expense	336,755	56,180
Loss on note receivable investment	210,756	-
Lease costs	560	-
Impairment loss from unconsolidated joint ventures	-	73,970
Loss from unconsolidated joint ventures	16,261	27,476
Gain on sale of rental property and equipment	(311)	(51,944)
Change in fair value of interest rate swap	90,237	-
Change in operating assets and liabilities:
Accounts receivable	(130,916)	(2,921)
Deferred rent receivable	(39,309)	8,987
Lease incentive receivable	22,936	-
Prepaid expenses and other assets	(37,535)	71,712
Security deposit	(2,272)	-
Accounts payable	96,127	11,244
Accrued expenses	80,171	16,278
Accrued expenses - related parties	(5,400)	1,200
Contract liabilities	298,565	1,500
Security deposits payable	147,600	2,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	871,901	489,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of convertible note receivable	-	(100,000)
Lease incentive provided to tenant	(500,000)	-
Purchases of rental properties and improvements	(867,549)	(40,360)
Purchases of property and equipment	(3,764)	(2,624)
Net proceeds from sale of rental property	-	322,332
Increase in escrow deposits	(590,000)	-
Proceeds from sale of property and equipment	2,100	-
Investment in joint ventures and equity securities	(50,000)	(176,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,009,213)	3,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,500,000	-
Payment of deferred financing fees	(184,596)
Repayment of notes payable	(14,192)	-
Repayment of note payable - related party	(20,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,281,212	-

NET INCREASE IN CASH	3,143,900	492,605

CASH, beginning of year	1,191,940	699,335

CASH, end of year	$4,335,840	$1,191,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$127,538	$120,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for intangible asset	$-	$37,800
Increase in right of use asset and lease liability	$90,710	$-
Acquisition of rental properties financed through note payable	$1,425,000	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. The Company is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021.

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022.

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022.

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

The Company also maintains a 50% equity interest in two joint ventures (see Note 7).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

During 2022, the Company has closed the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. This subsidiary was dissolved on December 13, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. This subsidiary was dissolved on November 4, 2022.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2022 and 2021 include the collectability of accounts and note receivable, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in joint ventures, valuation allowances for deferred tax assets, the fair value of derivative liability related to interest rate swap liability, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the legalized and regulated cannabis industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2022 and 2021, revenues associated with Significant Tenants amounted to $1,776,284 and $1,255,130, respectively, which represents 66.8% and 68.9% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

Other than the interest rate swap, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value, on a recurring basis, in accordance with Accounting Standards Codification (“ASC”) Topic 820.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022. The Company did not have any financial assets and liabilities measured at fair value on December 31, 2021.

	December 31, 2022
Description	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$90,237	$-

Interest Rate Swap

In connection with a bank loan executed in 2022, the Company entered into an interest rate swap agreement to management interest rate risk related to debt that accrues interest at variable rates The Company accounts for its interest rate swap agreement in accordance with the guidance related to derivatives and hedging activities. The Company is exposed to market risk from changes in interest rates. The Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. Interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. Because the variable interest rates used to calculate payments under the terms of the swap agreement are calculated using different benchmarks than those included in the Company’s variable rate debt agreement, the swap agreement is not considered an effective cash flow hedge.

Accordingly, changes in the underlying market value of the remaining swap payments are recognized into income as an increase or decrease to other income (expense) each reporting period. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company believes values provided by its counterparty represent the fair value of its swap agreement. The Company believes that the quality of the counterparty to its swap agreement mitigates the counterparty credit risk.

The estimated fair value of the interest rate swap agreement is determined using an internal valuation model based on market data obtained from East West Bank and is reflected as a derivative liability on the accompanying consolidated balance sheet with changes in the fair value reflected in change in fair value of interest rate swap on the accompanying statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on December 31, 2022	Fair Value of Liability on December 31, 2021
December 7, 2022 interest rate swap	$4,500,000	7.65%	December 10, 2032	$90,237	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2022 and 2021. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2022 and 2021, the Company had approximately $3,586,000 and $942,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of December 31, 2022, in connection with the Company’s investment in convertible notes receivable, the Company recorded a loss on note receivable investment of $210,756 which is included in other income (expenses) on the accompanying consolidated statement of operations and consisting of convertible notes receivable and interest receivable amounting to $200,000 and $10,756, respectively. In connection with management’s analysis, the Company considered the current financial position of KCB Jade Holdings, LLC (“KCB”), cash on hand, probability of obtaining additional capital or cash flows from working capital in the near term and industry headwinds from macro-industry factors. Based on this analysis, the Company concluded that deriving any future benefit more this investment was highly uncertain. During the year ended December 31, 2021, the Company did not record any allowances for doubtful accounts.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On December 31, 2022, long-term investments consist of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 7). On December 31, 2021, the Company did not have any investment in equity securities.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2022 and 2021, the Company did not record any impairment losses.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Revenue recognition

The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

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

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases or annual percentage increases in base rent over the term of the lease. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes and common area maintenance. These payments are recorded as rental income and the related property tax expense is reflected separately on the consolidated statements of operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 1, 2019, the Chino Valley lease was modified to increase the monthly base rent from $35,000 to $40,000. On May 31, 2020, the Chino Valley lease was modified to decrease the monthly base rent from $40,000 to $32,800 and the Tempe lease was modified to increase the monthly base rent from $33,500 to $49,200. On August 23, 2021 and effective September 1, 2021, the Chino Valley lease was amended, and the monthly base rent was increased to $55,195 due to additional space of 27,312 square feet being leased to the lessee. On January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as a deferred rent receivable. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December, 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements resulted in an aggregate deferred rent receivable as of December 31, 2022 and 2021 of $204,079 and $164,770, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2022 and 2021.

	December 31,
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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2022 and 2021 that would require either recognition or disclosure in the accompanying consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

The Company considers tenants whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant.

The Company’s properties located in Chino Valley and Green Valley are leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”).

The Company’s properties located in Tempe (through November 30, 2022) and Kingman are leased by CJK, Inc. (“CJK”).

On November 30, 2022, Zoned Arizona, CJK, and VSM LLC (“VSM”) entered into the Tempe Second Amendment to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment, CJK assigned all its interest in the Tempe Lease to VSM.

On December 1, 2022, the Company entered into a lease agreement with its tenant for the lease of its recently acquired property located in Pleasant Ridge, Michigan (the “Woodward Lease”).

The Tempe Lease, Kingman Lease, Chino Valley Lease, Green Valley Lease, and the Woodward Lease are considered significant and the tenants are referred to as the Significant Tenants.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow terminated the prior Chino Valley Lease dated April 6, 2015, as amended, in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the 2018 Chino Valley Lease (the “2019 Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Green Valley, AZ

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

Tempe, AZ

On May 1, 2018, Zoned Arizona and CJK terminated the prior Tempe Leases dated in 2015 and 2017 in consideration of (i) entry into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and (ii) abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

In connection with a promissory note, (See Note 8), on July 11, 2022 and reaffirmed on December 7, 2022, the Company entered into a Deed of Trust Agreement that secures the Company’s performance under the promissory note. The Deed of Trust Agreement transfers and assigns to the lender the right to sell the assets of Tempe and rights to rental income in case of default under the promissory note.

On November 30, 2022, Zoned Arizona, CJK, and VSM LLC (“VSM”) entered into that Second Amendment (the “Tempe Second Amendment”) to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment: (i) CJK assigned all its interest in the Tempe Lease to VSM (the “Assignment”), and (ii) VSM subleased a portion of the Premises (as defined in the Tempe Lease), pursuant to that certain Sublease dated November 30, 2022 between VSM, as sublessor, and CJK, as sublessee.

Pursuant to the terms of the Tempe Second Amendment, among other things, and in consideration of Zoned Arizona’s agreement to enter into the Tempe Second Amendment: (i) VSM paid Zoned Arizona $300,000 (the “Assignment Price”), (ii) VSM agreed to commit at least $3,000,000 to be spent toward capital improvements to the Premises within two years after the effective date of the Tempe Second Amendment (the “Capital Commitment”), (iii) VSM agreed to deposit an additional security deposit (the “Additional Security Deposit”) of $147,600 to be held by Zoned Arizona per the terms of the Tempe Lease, and (iv) VSM agreed to cause its affiliate, GDL Inc. (doing business as Green Dot Labs) (“GDL”) to execute and deliver to Zoned Arizona that Guaranty of Payment and Performance dated on the same date as the Tempe Amendment, which Guaranty of Payment and Performance requires GDL to guarantee and be liable for VSM’s compliance with and performance under the Tempe Lease. The Guaranty of Payment and Performance was entered into on November 30, 2022. If VSM fails to deliver to Zoned Arizona invoices or other documentation acceptable to Zoned Arizona showing the Capital Commitment has been satisfied in a timely manner, VSM will be in default under the Tempe Lease. No other terms of the Tempe Lease were modified. Therefore, the Company’s accounting for the lease remained unchanged subsequent to the Tempe Second Amendment and Assignment.

Accordingly, the Company will amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2022, contract liability related to this lease modification amount to $298,565 which has been presented on the accompanying consolidated balance sheet.

Kingman, AZ

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

On November 30, 2022, Kingman and CJK entered into the Second Amendment (the “Kingman Second Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK. Pursuant to the terms of the Kingman Second Amendment, CJK agreed to grant Kingman a right to terminate the Kingman Lease upon 15 days’ prior written notice in Kingman’s sole discretion, without any obligation to do so, provided that Kingman may not exercise this right to terminate if CJK is operating its business as a going concern at the premises which is the subject of the Kingman Lease.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the Woodward Property located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and has a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant pursuant to the terms and conditions of the Woodward Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provides for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant. The tenant shall have the option, exercisable by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term, to extend the term for two further terms of five years each on the same terms and conditions as provided in this Lease.

As of December 31, 2022 and 2021, security deposits payable to the collective Significant Tenants amounted to $219,400 and $71,800, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of period ended December 31, 2022, consists of the following:

Future annual base rent:
2023	$2,154,211
2024	2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
Thereafter	27,187,804
Total	$38,384,680

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Revenues – Significant Tenants

For the years ended December 31, 2022 and 2021, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2022	% of Total Revenues	For the Year Ended December 31, 2021	% of Total Revenues
CJK	$638,789	24.0%	$690,673	37.9%
Broken Arrow	1,034,470	38.9%	564,457	31.0%
VSM *	54,728	2.1%	-	-
Woodward Tenant *	48,297	1.8%	-	-
Total	$1,776,284	66.8%	$1,255,130	68.9%

*	Revenues from these Significant Tenants began in December 2022 and will amount to over 10% of the Company’s rental revenue in future periods.

Further, as of December 31, 2022 and 2021, a deferred rent receivable of $204,079 and $164,770 is due collectively from the Significant Tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of December 31, 2022, a lease incentive receivable of $477,064 is due from one of the Significant Tenants, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On December 31, 2022, deferred revenue related to this lease modification amounted to $298,565 and is included in contract liabilities on the accompanying consolidated balance sheet.

Asset concentration

The Company’s real estate properties are leased to Significant Tenants under triple-net leases that terminate through March 2037 and April 2040, respectively. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.

As of December 31, 2022 and 2021, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2022 and 2021, the Significant Tenants collectively leased approximately 59.8% and 79.2% of the Company’s total assets, respectively. Through December 31, 2022, all rental payments have been made on a timely basis.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 4 – RENTAL PROPERTIES

On December 31, 2022 and 2021, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2022	December 31, 2021
Building and building improvements	5-39	$8,087,997	$6,293,748
Land	-	2,514,848	2,016,548
Rental properties, at cost		10,602,845	8,310,296
Less: accumulated depreciation		(2,214,709)	(1,868,831)
Rental properties, net		$8,388,136	$6,441,465

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

On December 1, 2022, ZP Woodward entered into an Exclusive Option Agreement for the Purchase of Real Property (the “Option Agreement”), dated December 1, 2022 between ZP Woodward and FL MI RE 22, LLC (the “Woodward Assignor”). Pursuant to the terms of the Option Agreement and subject to the conditions therein, ZP Woodward was granted the exclusive option (the “Option”) to assume all of the Woodward Assignor’s rights and obligations under certain purchase agreements and other definitive documents as described in the Option Agreement (collectively, “Assigned Rights”), all related to real property located in Pleasant Ridge, Michigan and as more particularly described in the Option Agreement (the “Woodward Property”). In December 2022, the Company exercised its rights to acquire the properties located at 23616 and 23622 Woodward Avenue, Pleasant Ridge, Michigan for a purchase price of $2,292,549 including cash of $867,549, and a land contract promissory note of $1,425,000 (see Note 8). The properties consist of approximately 9,060 square feet of land with approximately 6,192 square feet of rentable buildings space. Simultaneously, the Company paid cash of $590,000 to the Woodward Assignor in assignment fees and deposits for the rights to acquire two adjacent properties (the “Parking Lots”), which is reflected as escrow deposits on the accompanying consolidated balance sheets as of December 31, 2022. Subsequent to year-end 2022, in February 2023, ZP Woodward exercised its rights and acquired the adjacent Parking Lots (See Note 16). On November 29, 2022, the Woodward Properties and the Parking Lots were leased to the Woodward Tenant pursuant to the Woodward Lease (See Note 3).

Repurchase Agreement

On November 29, 2022, ZP Woodward, the Woodward Assignor, Ammar Kattoula and Thomas Nafso (the Woodward Assignor, Mr. Kattoula and Mr. Nafso collectively referred to as the “Repurchasers”) entered into a Real Estate Repurchase Agreement (the “Repurchase Agreement”). The Repurchase Agreement required the Repurchasers to purchase the Woodward Property from ZP Woodward upon ZP Woodward’s election in its sole discretion for a period ending 30 days after the earlier of (i) the date (y) the applicable governmental authority rejects approval of the pending Marijuana Facility Application by the Woodward Tenant, or (z) ZP Woodward has actual notice of any breach of Woodward Assignor’s representations, warranties or covenants under the Master Agreement, or (ii) March 15, 2023 or such later date mutually agreed upon by ZP Woodward and the Repurchasers. On February 14, 2023, the Marijuana Facility Application was approved by Pleasant Ridge. Subsequent to December 31, 2022, in February 2023, ZP Woodward exercised its rights and completed the purchase of the two adjacent Parking Lots, therefore no repurchase was required by the Repurchasers.

For the years ended December 31, 2022 and 2021, depreciation of rental properties amounted to $345,878 and $352,529, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The convertible note receivable has been accounted for at amortized cost and is evaluated for collectability at each reporting date. As of December 31, 2022, based on management’s analysis, the Company recorded a loss on note receivable investment of $210,756 which consisted of convertible notes receivable and interest receivable amounted to $200,000 and $10,756, respectively. In connection with management’s analysis, the Company considered the current financial situation of KCB and an assessment of KCB’s franchising opportunity in the cannabis industry from a macro-industry perspective. Based on this analysis, management concluded that realizing any future benefits from this investment was uncertain; therefore, the loss on the note receivable investment was recorded which has been reflected in other (income) expenses on the consolidated statements of operations.

On December 31, 2022, convertible note receivable and interest receivable amounted to $0. On December 31, 2021, convertible note receivable and interest receivable amounted to $200,000 and $10,756, respectively.

NOTE 6 – INTANGIBLE ASSET

On April 1, 2021, the Company’s subsidiary, Arizona Brokerage, entered in an engagement letter for real estate brokerage services with a consultant for a guaranteed term of one year (the “Guaranteed Term”). During the Guaranteed Term, neither party may terminate the engagement letter, except for “Cause” as defined in the engagement letter. In connection with the engagement letter, the Company issued 60,000 shares of its common stock for the acquisition of brokerage materials and active real estate listings. In the event of termination of the engagement letter due to cause with respect to the consultant, the consultant must return to the Company a portion of the stock equal to the remaining portion of the Guaranteed Term. The shares were valued at their fair value of $37,800 using the quoted per share price on the date of grant of $0.63. In connection with these shares, on April 1, 2021, the Company recorded an intangible asset of $37,800 which was amortized over the one-year term of the engagement letter.

On December 31, 2022 and 2021, intangible assets consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
Real estate brokerage materials and listing	1 year	$37,800	37,800
Less: accumulated amortization		(37,800)	(28,350)
		$-	$9,450

For the year ended December 31, 2022 and 2021, amortization of intangible assets amounted to $9,450 and $28,350, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On December 31, 2022 and 2021, the Company held investments with aggregate carrying values of $58,293 and $74,554, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	December 31, 2022	December 31, 2021
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	58,293	74,554
Total investments in unconsolidated joint venture entities			$176,000	$58,293	$74,554

On April 22, 2021, ZP Data 1 entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Beakon signed a licensing agreement for the licensing of a consumer data/marketing software platform that Beakon will white label for the cannabis industry. Beakon’s goal is to develop and leverage the platform to help drive foot traffic to brick and mortar retail (i.e. dispensaries), and thus enhance the value of the real estate and mitigate risk. Pursuant to the Beakon Operating Agreement, ZP Data 1 purchased 50 units of Beakon for $50, which represent 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data 1 and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data 1 accounts for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. Currently, the licensing company and Beakon have completed the creation of the foundational design, technology platform, and market positioning for Beakon to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. This was the primary risk for the Company in its financial investment and for Beakon in moving to a successful launch. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Beakon. During the fourth quarter of 2021, a negative open memo was published and distributed by Visa regarding merchant banking in regulated industries. The Company believes that this occurrence has unexpectedly and significantly increased the risk to the Beakon project and must be remedied prior to the launch of Beakon. The uncertainty related to cannabis banking reform and regulation at the federal level, which the Beakon platform relies upon, is now so uncertain that the Company believes it is most appropriate to cause an impairment of the Beakon investment at this time, while also understanding that Beakon may still very well create material value for the Company in the future. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive. For the year ended December 31, 2021, the $73,970 impairment loss is included in impairment loss from unconsolidated joint ventures on the consolidated statement of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of December 31, 2022 and for the years ended December 31, 2022 and 2021.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$2,400	$26,586
Total assets	$2,400	$26,586

Liabilities	$-	$-
Equity	2,400	26,586
Total liabilities and equity	$2,400	$26,586

Statement of operations (Unaudited)	For the Year Ended December 31, 2022
	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(540)	(32,522)
Net loss	$(540)	$(32,522)
Company’s share of loss from unconsolidated joint ventures	$-	$(16,261)

During the years ended December 31, 2022 and 2021, the Company recorded a loss from unconsolidated joint ventures of $16,261 and $27,476, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2022, investment in equity securities amounted to $50,000.

NOTE 8 – NOTES PAYABLE

On December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Note payable - East West Bank	$4,485,808	$-
Note payable - Woodward Property	1,425,000	-
Total principal due on notes payable	5,910,808	-
Less: debt discount	(183,058)	-
Notes payable, net	$5,727,750	$-

East West Bank Swap note

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona could request advances under a multiple access loan (“MAL”) during the MAL. On July 11, 2022, in connection with the Loan Agreement, Zoned Arizona paid loan and other fees of $176,472, and in connection with the First Amendment to the Loan Agreement discussed below, paid additional fees of $8,124. These loan and other fees aggregating $184,596 are reflected as a debt discount and are being amortized ratably and charged to interest expense over the term of the related debt.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Prior to First Amendment executed on December 7, 2022 in which the Company exercised its Early Amortization (see below), all advances under the MAL were to bear interest at a variable rate equal to the greater of (a) the prime rate plus 2%, or (b) a floor rate equal to the sum of the prime rate as of July 11, 2022 plus 2.25%. From July 11, 2022 to July 11, 2023, Zoned Arizona was to make interest payments on the outstanding principal balance of the MAL. From and after July 11, 2023 and continuing until July 11, 2028 (the “Maturity Date”), Zoned Arizona would pay principal together with interest on the MAL in 60 monthly installments based on the interest rate set forth in the Note and a principal amortization schedule of 25 years from July 11, 2023 (or if Zoned Arizona makes the Early Amortization Election, from the date such election is made).

Zoned Arizona may prepay the outstanding principal under the Note, at any time, subject to the provisions of the Note. If Zoned Arizona prepays all, but not less than all, of the outstanding principal balance of the MAL at any time until July 11, 2023, then Zoned Arizona will also pay a premium equal to 1% of the amount prepaid.

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75%. The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

Zoned Arizona may prepay the outstanding principal under the Swap Note, at any time, subject to the provisions of the Swap Note.

Also as previously disclosed, on July 11, 2022 and pursuant to the terms of the Loan Agreement, the Company executed a Guaranty (the “Guaranty”) in favor of the Bank, pursuant to which the Company agreed to guarantee all indebtedness of Zoned Arizona to the Bank arising under or in connection with the MAL or any of the loan documents. On December 7, 2022, the Company executed an Acknowledgement of Amendment and Reaffirmation of Guaranty (the “Reaffirmation”) in favor of the Bank. The Reaffirmation reaffirms the Guaranty and provides the Company’s consent to the First Amendment and Swap Note.

On December 7, 2022, Zoned Arizona and the Bank entered into an Interest Rate Swap Transaction Confirmation (the “Confirmation”). The Confirmation incorporates by reference the 2002 ISDA Master Agreement as published by the International Swaps and Derivatives Association, Inc. as if the parties to the Confirmation executed such agreement in such form. The Confirmation provides the terms and conditions governing the interest rate swap transaction afforded to Zoned Arizona, including a fixed interest rate of 7.65%. The Company recorded the swap at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. The Company has entered into an interest rate swap to mitigate variability in interest payments on its variable-rate debt.

During the year ended December 31, 2022, amortization of debt discount amounted to $1,538.

On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Woodward Property Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contact note in the amount of $1,425,000 (the “Woodward Property Note Payable “). The Woodward Property Note Payable bears interest at 9% per annum and is due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and

2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On December 31, 2022, principal and interest due on the Woodward Property Note Payable amounted to $1,425,000 and $10,687, respectively.

On December 31, 2022, future principal payments under the notes payable are as follows:

Years ending December 31,	Amount
2023	$63,441
2024	69,278
2025	75,451
2026	82,176
2027	89,501
Thereafter	5,530,961
Total principal payments due on December 31, 2022	$5,910,808

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

As of December 31, 2022 and 2021, the principal balance due under the Abrams Debenture is $2,000,000. As of December 31, 2022 and 2021, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, interest expense related to the Abrams Debenture amounted to $120,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and 2021, the principal balance due under the McLaren Debenture was $0 and $20,000, respectively. As of December 31, 2022 and 2021, accrued interest payable due under the McLaren Debenture was $0 and $5,400, respectively, which is included in accrued expenses – related party on the accompanying consolidated balance sheets.

For the years ended December 31, 2022 and 2021, interest expense – related party amounted to $600 and $1,200, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 11 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of December 31, 2022 and 2021, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(C) Shares issued for intangible assets

On April 1, 2021, the Company’s subsidiary, Arizona Brokerage, entered in an engagement letter for real estate brokerage services with a consultant for a guaranteed term of one year (the “Guaranteed Term”). During the Guaranteed Term, neither party may terminate the engagement letter, except for “Cause” as defined in the engagement letter. In connection with the engagement letter, the Company issued 60,000 shares of its common stock for the acquisition of brokerage materials and active real estate listings. In the event of termination of the engagement letter due to Cause with respect to the consultant, the consultant must return to the Company a portion of the stock equal to the remaining portion of the Guaranteed Term. The shares were valued at their fair value of $37,800 using the quoted per share price on the date of grant of $0.63. In connection with these shares, on April 1, 2021, the Company recorded an intangible asset of $37,800 which was amortized over the one-year term of the engagement letter.

(D) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards are outstanding and 367,500 options are exercisable under the 2016 Plan. As of December 31, 2021, 325,000 stock option awards are outstanding and 125,000 options are exercisable under the 2016 Plan. As of December 31, 2022 and 2021, 8,897,500 and 9,675,000 shares, respectively, were available for future issuance.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding and 1,200,000 options are exercisable pursuant to the 2014 Plan.

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

On January 21, 2022, the Company granted a stock option to purchase 75,000 of the Company’s common stock at an exercise price of $1.00 per share to the Company’s President and Chief Operating Officer pursuant to the 2016 Plan. The grant date of the stock option was January 21, 2022 and the options expire on January 21, 2032. The option vests as to (i) 15,000 of such shares on January 21, 2022; and (ii) as to 7,500 of such shares on January 21, 2023 and each year thereafter through January 21, 2032. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 112.3%; risk-free interest rate of 1.75%; and an estimated holding period of 10 years. In connection with these options, the Company valued these stock options at a fair value of $55,334 and will record stock-based compensation expense over the vesting period.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

For the years ended December 31 2022 and 2021, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $336,755 and $56,180, respectively. As of December 31, 2022, there were 2,352,500 options outstanding and 1,567,500 options vested and exercisable. As of December 31, 2022, there was $276,167 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2022 was $400 and was calculated based on the difference between the quoted share price on December 31, 2022 of $0.75 and the exercise price of the underlying options.

Stock option activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	1,325,000	$0.99	4.85	$-
Granted	250,000
Balance Outstanding December 31, 2021	1,575,000	0.99	4.71	1,400
Granted	777,500	0.85		-
Balance Outstanding December 31, 2022	2,352,500	$0.95	5.46	$400
Exercisable, December 31, 2022	1,567,500	$0.97	3.94	$400

Balance non-vested on December 31, 2021	275,000	$1.00	-	$-
Granted	777,500	0.85	-	-
Vested during the period	(267,500)	0.86	-	-
Balance non-vested on December 31, 2022	785,000	$0.90	8.60	$-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2022 and 2021, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The Company and Mr. McLaren also entered into a Golden Parachute Agreement (the “Golden Parachute Agreement”) on May 23, 2018. No benefits shall be payable under the Golden Parachute Agreement unless there shall have been a change in control of the Company, as set forth below. For purposes of the Golden Parachute Agreement, amongst other terms in the Golden Parachute Agreement, a “change in control of the Company” shall mean a change of control of a nature that would be required to be reported in response to Item 6 of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the years ended December 31, 2022 and 2021, the Company contributed $22,317 and $907 to the Plan, respectively.

Real Property Purchase

Effective October 5, 2022, ZPRE Holdings, a wholly owned subsidiary of the Company, and Neal Bradley Starr (the “Stone Property Seller”) entered into the Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement and subject to the conditions therein, ZPRE Holdings agreed to buy from the Stone Property Seller certain real property and improvements thereon located in Tucson, Arizona, as more particularly described in the Purchase Agreement (the “Stone Property”). The Purchase Agreement contains terms and conditions customary to commercial real estate transactions in Arizona. Effective January 17, 2023, pursuant to the terms of the Purchase Agreement, ZPRE Holdings elected to terminate the Purchase Agreement and the Purchase Agreement is of no further force or effect, except for those obligations and rights which survive its termination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Master Agreement

On November 29, 2022, ZP Woodward, the Woodward Assignor, Ammar Kattoula and Thomas Nafso entered into a Master Agreement for the rights for the Purchase and Sale (the “Master Agreement”) of the Woodward Property. To the extent not superseded by the Option Agreement, the Master Agreement sets forth the terms and conditions upon which ZP Woodward would acquire the Woodward Property.

The Master Agreement provides for the discretionary and mandatory purchase by the Woodward Assignor of a minority interest in ZP Woodward, where (i) for a period of 1 year following the closing of the Master Agreement, the Woodward Assignor or an entity controlled by its principals may acquire 25% membership interest in ZP Woodward for the price, in cash, of $600,000 plus interest at a rate of 12% per annum starting on the closing date of the Master Agreement and ending on the date of closing of the discretionary purchase; and (ii) if at any time following the closing date of the Master Agreement, ZP RE Holdings, LLC or another entity controlled by the Company acquires certain real property located in Grand Rapids, Michigan owned by the Woodward Assignor’s affiliate, more particularly described in the Master Agreement, for a purchase price of not more than $1,160,000, then following such closing ZP Woodward will grant the Woodward Assignor (or its permitted designee) 25% membership interest in ZP Woodward.

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

Information with respect to these reportable business segments for the years ended December 31, 2022 and 2021 was as follows:

	For the Years Ended December 31,
	2022	2021
Revenues:
Property investment portfolio	$1,795,719	$1,261,059
Real estate services	864,371	559,426
	2,660,090	1,820,485
Depreciation and amortization:
Property investment portfolio	351,043	358,294
Real estate services	9,450	28,350
	360,493	386,644
Interest expense:
Property investment portfolio	161,150	121,200
Real estate services	-	-
	161,150	121,200

Loss from unconsolidated joint ventures:
Property investment portfolio	16,261	27,476
Real estate services	-	-
	16,261	27,476
Net loss:
Property investment portfolio (a)	(324,725)	(342,103)
Real estate services	(249,630)	176,284
	$(574,355)	$(165,819)

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
Identifiable long-lived tangible assets on December 31, 2022 and 2021 by segment
Property investment portfolio	$8,399,964	$6,455,383
Real estate services	-	-
	$8,399,964	$6,455,383

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

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

For the years ended December 31, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $33,708 and $17,455, respectively. which is included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

December 31, 2022
Office lease right of use asset	$90,710
Less: accumulated amortization	(25,329)
Balance of ROU assets	$65,381

On December 31, 2022, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended December 31,	Amount
2023	$36,133
2024	33,861
Total minimum non-cancelable operating lease payments	69,994
Less: discount to fair value	(4,053)
Total lease liability on December 31, 2022	$65,941

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 15 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2022 and 2021 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Income tax benefit at U.S. statutory rate	$(120,615)	$(34,822)
Income tax benefit – state	(37,333)	(10,778)
Non-deductible expenses	93,334	16,192
Change in valuation allowance	64,614	29,408
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2022 and 2021 was as follows:

Deferred Tax Asset:	December 31, 2022	December 31, 2021
Net operating loss carryforward	$579,194	$514,580
Net deferred tax assets before valuation allowance	579,194	514,580
Valuation allowance	(579,194)	(514,580)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $2,106,000 on December 31, 2022. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of approximately $1,488,189 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2022, the valuation allowance increased by $64,614. The potential tax benefit arising from certain loss carryforwards will expire in 2042.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 16 – SUBSEQUENT EVENTS

As previously disclosed in the Current Report on Form 8-K filed on October 12, 2022 (the “Prior 8-K”) by the Company, effective October 5, 2022, ZP RE Holdings, LLC (“ZPRE”), a wholly owned subsidiary of the Company, and Neal Bradley Starr (the “Stone Property Seller”) entered into the Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement and subject to the conditions therein, ZPRE agreed to buy from the Stone Property Seller certain real property and improvements thereon located in Tucson, Arizona, as more particularly described in the Purchase Agreement.

Effective January 17, 2023, pursuant to the terms of the Purchase Agreement, ZPRE elected to terminate the Purchase Agreement and the Purchase Agreement is of no further force or effect, except for those obligations and rights which survive its termination.

On February 24, 2023, ZP Woodward entered into a Land Contract, dated February 24, 2023, by and between Gangnier Investments LLC (the “Gangnier”) and ZP Woodward (the “23634 Land Contract”). Pursuant to the terms of the 23634 Land Contract, Gangnier agreed to sell to ZP Woodward certain real property located at 23634 Woodward Avenue, Pleasant Ridge, Michigan (“23634 Woodward”) for the purchase price of $755,984, comprised of $85,894 of cash, $240,000 of previously paid escrow deposits and a land contract note payable of $430,000 (the “23634 Land Contract Note”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027.

There is no prepayment penalty. The 23634 Land Contract contains terms and conditions typically stated in similar land contract or installment sale contracts.

On February 27, 2023, ZP Woodward acquired a fee interest in 23600 Woodward Avenue, Pleasant Ridge, Michigan for the purchase price of $1,253,070, comprised of $903,070 of cash and $350,000 of previously paid deposits and assignment fees and, as of such date, ZP Woodward has acquired the property interests in the Woodward Property contemplated in the Option Agreement and Master Agreement.

The Parking Lots properties consist of approximately 15,246 square feet of land with approximately 3,463 square feet of rentable buildings space and approximately 7,872 square feet of covered parking.