Form 10-Q
period 2023-03-31
Zoned Properties, Inc.
filed 2023-05-15
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$3,247,715	$4,335,840
Accounts receivable	118,325	138,825
Deferred rent receivable	306,406	204,079
Lease incentive receivable	470,183	477,064
Rental properties, net	10,304,059	8,388,136
Prepaid expenses and other assets	51,627	59,129
Escrow deposits	58,000	590,000
Capitalized permit costs	6,242	-
Property and equipment, net	10,537	11,828
Operating lease right of use asset, net	57,273	65,381
Investment in unconsolidated joint ventures	56,824	58,293
Investment in equity securities	50,000	50,000
Security deposits	2,272	2,272

Total Assets	$14,739,463	$14,380,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	6,142,107	5,727,750
Accounts payable	119,251	107,371
Accrued expenses	159,273	188,535
Lease liability	57,875	65,941
Contract liabilities	353,015	303,315
Derivative liability - interest rate swap, at fair value	220,530	90,237
Security deposits payable	275,500	219,400

Total Liabilities	9,327,551	8,702,549

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued and outstanding at March 31, 2023 and December 31, 2022	12,202	12,202
Additional paid-in capital	21,380,580	21,337,318
Accumulated deficit	(15,982,870)	(15,673,222)

Total Stockholders’ Equity	5,411,912	5,678,298

Total Liabilities and Stockholders’ Equity	$14,739,463	$14,380,847

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

REVENUES:
Property investment portfolio revenues:
Rental revenues	$610,474	$390,097
Real estate services revenues:
Advisory revenues	74,250	37,500
Brokerage revenues	3,300	511,104
Total real estate services revenues	77,550	548,604

Total revenues	688,024	938,701

OPERATING EXPENSES:
Compensation and benefits	345,495	272,130
Professional fees	142,662	116,319
Brokerage fees	-	356,547
General and administrative expenses	78,923	65,108
Depreciation and amortization	97,582	97,317
Real estate taxes	31,748	21,762

Total operating expenses, net	696,410	929,183

(LOSS) INCOME FROM OPERATIONS	(8,386)	9,518

OTHER INCOME (EXPENSES):
Interest expenses	(154,500)	(30,000)
Interest expenses - related party	-	(600)
Interest income	-	3,205
Loss on forfeited escrow deposit	(15,000)	-
Loss from derivative - interest rate swap	(130,293)	-
Equity method loss from unconsolidated joint ventures	(1,469)	(7,819)

Total other expenses, net	(301,262)	(35,214)

LOSS BEFORE INCOME TAXES	(309,648)	(25,696)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(309,648)	$(25,696)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	12,201,548	12,201,548

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	$(15,673,222)	$5,678,298

Accretion of stock-based compensation related to stock options issued	-	-	-	-	43,262	-	43,262

Net loss	-	-	-	-	-	(309,648)	(309,648)

Balance, March 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,380,580	$(15,982,870)	$5,411,912

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

Accretion of stock-based compensation related to stock options issued	-	-	-	-	116,916	-	116,916

Net loss	-	-	-	-	-	(25,696)	(25,696)

Balance, March 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,117,479	$(15,124,563)	$6,007,118

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,648)	$(25,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	97,582	87,867
Amortization expense	-	9,450
Amortization of debt discount	4,615	-
Stock option expense	43,262	116,916
Loss on forfeited escrow deposit	15,000	-
Lease costs	42	(152)
Loss from unconsolidated joint ventures	1,469	7,819
Loss from interest rate swap	130,293	-
Change in operating assets and liabilities:
Accounts receivable	20,500	(311,877)
Deferred rent	(102,327)	2,247
Lease incentive receivable	6,881	2,294
Prepaid expenses and other assets	7,502	10,881
Security deposit	-	(2,272)
Accounts payable	11,880	248,067
Accrued expenses	(29,262)	(20,402)
Accrued expenses - related parties	-	(5,400)
Contract liabilities	49,700	-
Security deposits payable	56,100	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,589	119,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease incentive provided to tenant	-	(500,000)
Purchases of rental properties and improvements	(992,214)	-
Purchases of property and equipment	-	(3,764)
Increase in capitalized permit costs	(6,242)	-
Increase in escrow deposits	(73,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,071,456)	(503,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(20,258)	-
Repayment of note payable - related party	-	(20,000)

NET CASH USED IN FINANCING ACTIVITIES	(20,258)	(20,000)

NET DECREASE IN CASH	(1,088,125)	(404,022)

CASH, beginning of period	4,335,840	1,191,940

CASH, end of period	$3,247,715	$787,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$172,253	$36,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$430,000	$-
Reclassification of escrow deposits for acquisition of rental properties	$590,000	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”), was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. The Company is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio divisions collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022 (inactive).

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022 (inactive).

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022.

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

The Company also maintains a 50% equity interest in two joint ventures (see Note 5).

During 2023 and 2022, the Company closed the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. This subsidiary was dissolved on December 13, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. This subsidiary was dissolved on November 4, 2022.

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022. This subsidiary was dissolved on March 28, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2023 and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2023 and 2022 include the collectability of accounts and note receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative liability related to interest rate swap liability, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in Arizona. Additionally, the Company’s tenants operate in the State legalized and regulated cannabis industry. Consequently, any significant economic downturn in the Arizona market or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2023 and 2022, revenues associated with Significant Tenants amounted to $605,575 and $385,294, respectively, which represents 88.0% and 41.1% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$220,530	$-	$—	$90,237	$-

Interest rate swap

In connection with a bank loan executed in 2022, the Company entered into an interest rate swap agreement to manage interest rate risk related to debt that accrues interest at variable rates. The Company accounts for its interest rate swap agreement in accordance with the guidance related to derivatives and hedging activities. The Company is exposed to market risk from changes in interest rates. The Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. Interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. Because the variable interest rates used to calculate payments under the terms of the swap agreement are calculated using different benchmarks than those included in the Company’s variable rate debt agreement, the swap agreement is not considered an effective cash flow hedge.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Accordingly, changes in the underlying market value of the remaining swap payments are recognized into income as an increase or decrease to other income (expense) each reporting period. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company believes values provided by East West Bank (the “Counterparty”) represent the fair value of its swap agreement. The Company believes that the quality of the Counterparty to its swap agreement mitigates the Counterparty credit risk.

The estimated fair value of the interest rate swap agreement is determined by the Counterparty based on market data used by Counterparty and is reflected as a derivative liability on the accompanying unaudited consolidated balance sheet with changes in the fair value reflected in change in fair value of interest rate swap on the accompanying statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on March 31, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,489,181	7.65%	December 10, 2032	$220,530	$90,237

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2023 and December 31, 2022. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2023 and December 31, 2022, the Company had approximately $2,422,000 and $3,586,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. During the three months ended March 31, 2023 and 2022, the Company did not record any allowances for doubtful accounts.

Investment in unconsolidated joint ventures

The Company has equity investments in various privately held entities. The Company accounts for these investments either under the equity method or cost method of accounting depending on the Company’s ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and adjusted each period for its share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The Company evaluates its investments in these entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On March 31, 2023 and December 31, 2022, long-term investments consist of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

Rental properties

Rental properties are carried at cost, less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 39 years. Tenant improvements paid for by the Company are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2023 and 2022, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. The Company commences rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded by the Company is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases or annual percentage increases in base rent over the term of the lease. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes and common area maintenance. These payments are recorded as rental income and the related property tax expense is reflected separately on the accompanying unaudited consolidated statements of operations.

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

Contract Liabilities

Contract liabilities include advisory fees that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria that and been met for revenue to be recognized in conformity with GAAP. During the three months ended March 31, 2023, contract liabilities activities was as follows:

For the Three Months Ended March 31, 2023
Balance on December 31, 2022	$303,315
Rental payments received in advance	56,506
Accretion of contract liabilities to revenue	(4,306)
Customer refund	(2,500)
Balance on March 31, 2023	$353,015

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of March 31, 2023 and December 31, 2022 of $306,406 and $204,079, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2023 and 2022.

	March 31,
	2023	2022
Convertible debt	400,000	400,000
Stock options	2,352,500	2,175,000
	2,752,500	2,575,000

Segment reporting

Beginning on January 1, 2022, the Company changed its method of internal reporting and determined that the Company operates in two reportable segments which consist of (1) the operations, leasing and management of its leased commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) advisory and brokerage services related to commercial properties, herein known as the “Real Estate Services” segment. The Company has determined that these reportable segments were strategic business units that offered different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2023 and December 31, 2022 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant.

The Company’s properties located in Chino Valley and Green Valley are leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”).

The Company’s properties located in Tempe (through November 30, 2022) and Kingman are leased by CJK, Inc. (“CJK”).

On November 30, 2022, Zoned Arizona Properties, CJK, and VSM LLC (“VSM”) entered into the Tempe Second Amendment to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment, CJK assigned all its interest in the Tempe Lease to VSM.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

On May 29, 2020, Chino Valley and Broken Arrow entered into a Second Amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). The Company’s Significant Tenants completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

Pursuant to the terms of the Tempe Second Amendment, among other things, and in consideration of Zoned Arizona’s agreement to enter into the Tempe Second Amendment: (i) VSM paid Zoned Arizona $300,000 (the “Assignment Fee”), (ii) VSM agreed to commit at least $3,000,000 to be spent toward capital improvements to the Premises within two years after the effective date of the Tempe Second Amendment (the “Capital Commitment”), (iii) VSM agreed to deposit an additional security deposit (the “Additional Security Deposit”) of $147,600 to be held by Zoned Arizona per the terms of the Tempe Lease, and (iv) VSM agreed to cause its affiliate, GDL Inc. (doing business as Green Dot Labs) (“GDL”) to execute and deliver to Zoned Arizona that Guaranty of Payment and Performance dated on the same date as the Tempe Amendment, which Guaranty of Payment and Performance requires GDL to guarantee and be liable for VSM’s compliance with and performance under the Tempe Lease. The Guaranty of Payment and Performance was entered into on November 30, 2022. If VSM fails to deliver to Zoned Arizona invoices or other documentation acceptable to Zoned Arizona showing the Capital Commitment has been satisfied in a timely manner, VSM will be in default under the Tempe Lease. No other terms of the Tempe Lease were modified. Therefore, the Company’s accounting for the lease remained unchanged subsequent to the Tempe Second Amendment and Assignment.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On March 31, 2023 and December 31, 2022, contract liability related to this lease modification amounted to $294,258 and $298,565, respectively, which has been presented on the accompanying unaudited consolidated balance sheets.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

As of March 31, 2023 and December 31, 2022, security deposits payable to the collective Significant Tenants amounted to $275,500 and $219,400, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of March 31, 2023, consists of the following:

Future annual base rent:
2023 (remainder of year)	$1,666,136
2024	2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
2028	2,288,173
Thereafter	24,899,631
Total	$37,896,605

Revenues – Significant Tenants

For the three months ended March 31, 2023 and 2022, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Three Months Ended March 31, 2023	% of Total Revenues	For the Three Months Ended March 31, 2022	% of Total Revenues
CJK	$12,727	1.9%	$173,103	18.5%
Broken Arrow	280,108	40.7%	212,191	22.6%
VSM *	164,184	23.8%	-	-
Woodward Tenant *	148,556	21.6%	-	-
Total	$605,575	88.0%	$385,294	41.1%

*	Revenues from these Significant Tenants began in December 2022.

Further, as of March 31, 2023 and December 31, 2022, deferred rent of $306,406 and $204,079 is due collectively from the Significant Tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of March 31, 2023 and December 31, 2022, a lease incentive receivable of $470,183 and $477,064 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On March 31, 2023 and December 31, 2022, deferred revenue related to this lease modification amounted to $294,258 and $298,565, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Asset concentration

The Company’s real estate properties are leased to Significant Tenants under absolute-net and triple-net leases that terminate through March 2037 and April 2040, respectively. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.

As of March 31, 2023 and December 31, 2022, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2023 and December 31, 2022, the Significant Tenants collectively leased approximately 69.9% and 59.8% of the Company’s total assets, respectively. Through March 31, 2023, all rental payments have been made on a timely basis.

NOTE 4 – RENTAL PROPERTIES

On March 31, 2023 and December 31, 2022, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2023	December 31, 2022
Building and building improvements	5-39	$9,258,431	$8,087,997
Construction in progress	-	3,250	-
Land	-	3,353,378	2,514,848
Rental properties, at cost		12,615,059	10,602,845
Less: accumulated depreciation		(2,311,000)	(2,214,709)
Rental properties, net		$10,304,059	$8,388,136

On December 1, 2022, ZP Woodward entered into an Exclusive Option Agreement for the Purchase of Real Property (the “Option Agreement”), dated December 1, 2022 between ZP Woodward and FL MI RE 22, LLC (the “Woodward Assignor”). Pursuant to the terms of the Option Agreement and subject to the conditions therein, ZP Woodward was granted the exclusive option (the “Option”) to assume all of the Woodward Assignor’s rights and obligations under certain purchase agreements and other definitive documents as described in the Option Agreement (collectively, “Assigned Rights”), all related to real property located in Pleasant Ridge, Michigan and as more particularly described in the Option Agreement (the “Woodward Property”). In December 2022, the Company exercised its rights to acquire the properties located at 23616 and 23622 Woodward Avenue, Pleasant Ridge, Michigan for a purchase price of $2,292,549 including cash of $867,549, and a land contract promissory note of $1,425,000 (see Note 6). The properties consist of approximately 9,060 square feet of land with approximately 6,192 square feet of rentable buildings space. Simultaneously, the Company paid cash of $590,000 to the Woodward Assignor in assignment fees and deposits for the rights to acquire two adjacent properties (the “Parking Lots”), which is reflected as escrow deposits on the accompanying unaudited consolidated balance sheets as of December 31, 2022.

On February 24, 2023, ZP Woodward entered into a Land Contract, dated February 24, 2023, by and between Gangnier Investments LLC (the “Gangnier”) and ZP Woodward (the “23634 Land Contract”). Pursuant to the terms of the 23634 Land Contract, Gangnier agreed to sell to ZP Woodward certain real property located at 23634 Woodward Avenue, Pleasant Ridge, Michigan (“23634 Woodward”) for the purchase price of $755,984, comprised of $85,894 of cash, $240,000 of previously paid escrow deposits and a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027.

There is no prepayment penalty. The 23634 Land Contract contains terms and conditions typically stated in similar land contracts or installment sale contracts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

On November 29, 2022, the Woodward Properties and the Parking Lots were leased to the Woodward Tenant pursuant to the Woodward Lease (See Note 3).

For the three months ended March 31, 2023 and 2022, depreciation of rental properties amounted to $96,291 and $86,574, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On March 31, 2023 and December 31, 2022, the Company held investments with aggregate carrying values of $56,824 and $58,293, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	March 31, 2023	December 31, 2022
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	56,824	58,293
Total investments in unconsolidated joint venture entities			$176,000	$56,824	$58,293

On April 22, 2021, ZP Data 1 entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Pursuant to the Beakon Operating Agreement, ZP Data 1 purchased 50 units of Beakon for $50, which represents 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data 1 and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data 1 accounts for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. Currently, the licensing company and Beakon have completed the creation of the foundational design, technology platform, and market positioning for Beakon to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. This was the primary risk for the Company in its financial investment and for Beakon in moving to a successful launch. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Beakon. During the fourth quarter of 2021, a negative open memo was published and distributed by Visa regarding merchant banking in regulated industries. The Company believes that this occurrence has unexpectedly and significantly increased the risk to the Beakon project and must be remedied prior to the launch of Beakon. The uncertainty related to cannabis banking reform and regulation at the federal level, which the Beakon platform relies upon, is now so uncertain that the Company believes it is most appropriate to cause an impairment of the Beakon investment at this time, while also understanding that Beakon may still very well create material value for the Company in the future. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970 because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of March 31, 2023 and for the three months ended March 31, 2023.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$2,310	$23,648
Total assets	$2,310	$23,648

Liabilities	$-	$-
Equity	2,310	23,648
Total liabilities and equity	$2,310	$23,648

Statement of operations (Unaudited)	For the Three Months Ended March 31, 2023
	Beakon	Zoneomics Green
Net sales	$-	$-
Operating expenses	(90)	(2,939)
Net loss	$(90)	$(2,939)
Company’s share of loss from unconsolidated joint ventures	$-	$(1,469)

During the three months ended March 31, 2023 and 2022, the Company recorded a loss from unconsolidated joint ventures of $1,469 and $7,819, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On March 31, 2023 and December 31, 2022, investment in equity securities amounted to $50,000.

NOTE 6 – NOTES PAYABLE

On March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Note payable - East West Bank	$4,474,989	$4,485,808
Notes payable - Woodward Properties	1,845,561	1,425,000
Total principal due on notes payable	6,320,550	5,910,808
Less: debt discount	(178,443)	(183,058)
Notes payable, net	$6,142,107	$5,727,750

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75%. The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On December 7, 2022, Zoned Arizona and the Bank entered into an Interest Rate Swap Transaction Confirmation (the “Confirmation”). The Confirmation incorporates by reference the 2002 ISDA Master Agreement as published by the International Swaps and Derivatives Association, Inc. as if the parties to the Confirmation executed such agreement in such form. The Confirmation provides the terms and conditions governing the interest rate swap transaction afforded to Zoned Arizona, including a fixed interest rate of 7.65%. The Company recorded the swap at fair value in the unaudited consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. The Company has entered into an interest rate swap to mitigate variability in interest payments on its variable-rate debt.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

During the three months ended March 31, 2023, amortization of debt discount amounted to $4,615.

On March 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,474,989 and $21,259, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

23616 Land Contract Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contact note in the amount of $1,425,000 (the “23616 Land Contract Note Payable”). The 23616 Land Contract Note Payable bears interest at 9% per annum and is due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and

2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On March 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,416,586 and $0, respectively. On December 31, 2022, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $428,975 and $0, respectively.

On March 31, 2023, future principal payments under the above notes payable are as follows:

Years ending March 31,	Amount
2024	$72,431
2025	76,676
2026	83,330
2027	444,911
2028	1,328,377
Thereafter	4,314,825
Total principal payments due on March 31, 2023	$6,320,550

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

As of March 31, 2023 and December 31, 2022, the principal balance due under the Abrams Debenture is $2,000,000. As of March 31, 2023 and December 31, 2022, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended March 31, 2023 and 2022, interest expense related to the Abrams Debenture amounted to $30,000.

NOTE 8 – RELATED PARTY TRANSACTION

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

For the three months ended March 31, 2023 and 2022, interest expense – related party amounted to $0 and $600, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of March 31, 2023 and December 31, 2022, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2023, 1,102,500 stock option awards are outstanding and 428,750 options are exercisable under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards are outstanding and 367,500 options are exercisable under the 2016 Plan. As of December 31, 2022 and 2021, 8,897,500 and 9,675,000 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2023 and December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding and 1,200,000 options are exercisable pursuant to the 2014 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

(E) Stock options

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

For the three months ended March 31 2023 and 2022, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $43,262 and $116,916, respectively. As of March 31, 2023, there were 2,352,500 options outstanding and 1,628,750 options vested and exercisable. As of March 31, 2023, there was $232,905 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on March 31, 2023 was $0 and was calculated based on the difference between the quoted share price on March 31, 2023 of $0.73 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Stock option activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	2,352,500	$0.95	5.46	$400
Granted	-	-		-
Balance Outstanding March 31, 2023	2,352,500	$0.95	5.25	$0
Exercisable, March 31, 2023	1,628,750	$0.96	3.88	$0

Balance non-vested on December 31, 2022	785,000	$0.90	8.60	$-
Granted	-	-	-	-
Vested during the period	(61,250)	0.84	-	-
Balance non-vested on March 31, 2023	723,750	$0.91	8.32	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2023 and December 31, 2022, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three months ended March 31, 2023 and 2022, the Company contributed $7,885 and $4,140 to the Plan, respectively.

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

NOTE 11 – SEGMENT REPORTING

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Information with respect to these reportable business segments for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Property investment portfolio	$610,474	$390,097
Real estate services	77,550	548,604
	688,024	938,701
Depreciation and amortization:
Property investment portfolio	97,582	87,867
Real estate services	-	9,450
	97,582	97,317
Interest expense:
Property investment portfolio	154,500	30,600
Real estate services	-	-
	154,500	30,600

Loss from unconsolidated joint ventures:
Property investment portfolio	1,469	7,819
Real estate services	-	-
	1,469	7,819
Net loss:
Property investment portfolio (a)	(175,805)	(131,149)
Real estate services	(133,843)	105,453
	$(309,648)	$(25,696)

	March 31, 2023	December 31, 2022
Identifiable long-lived tangible assets on March 31, 2023 and December 31, 2022 by segment:
Property investment portfolio	$10,314,596	$8,399,964
Real estate services	-	-
	$10,314,596	$8,399,964

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

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

For the three months ended March 31, 2023 and 2022, in connection with its operating leases, the Company recorded rent expense of $9,259 and $4,396, respectively. which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On March 31, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2023	December 31, 2022
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(33,437)	(25,329)
Balance of ROU assets	$57,273	$65,381

On March 31, 2023, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended March 31,	Amount
2024	$36,353
2025	24,626
Total minimum non-cancelable operating lease payments	60,979
Less: discount to fair value	(3,104)
Total lease liability on March 31, 2023	$57,875

NOTE 13 – SUBSEQUENT EVENTS

Assignment of Woodward Lease

On May 14, 2023, ZP Woodward entered into an Assignment and Assumption of Lease (“Assignment”) whereby the Woodward Lease was assigned from Rapid Fish 2 LLC (“Old Tenant”) to Rapid Fish LLC (“New Tenant”). Old Tenant and New Tenant share common ownership. The assignment of the Woodward Lease is conditioned upon issuance by the City of Pleasant Ridge, Michigan of a final cannabis business license to New Tenant and ZP Woodward’s receipt of a fully executed Reaffirmation of Guaranty from the guarantors of the Woodward Lease. The Assignment contains other terms as are customary for a document of this type.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 28, 2023, as the same may be updated from time to time.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) is a real estate development firm for emerging and highly regulated industries, including legalized cannabis. The Company is redefining the approach to commercial real estate investment through its integrated growth services. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a full spectrum of integrated growth services to support its real estate development model; the Company’s Property Technology, Advisory Services, Commercial Brokerage, and Investment Portfolio divisions collectively cross-pollinate within the model to drive project value associated with complex real estate projects. With national experience and a team of experts devoted to the emerging cannabis industry, Zoned Properties is addressing the specific needs of a modern market in highly regulated industries. Zoned Properties is an accredited member of the Better Business Bureau, the U.S. Green Building Council, and the Forbes Business Council. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

As of March 31, 2023, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014	Dec 2022/ Feb 2023
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037
Total No. of Tenants	1	1	1	1	1

						Portfolio Total
Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	53.66

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	2,326,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	537,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	177,441

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of March 31, 2023	60,000	97,312	1,440	1,497	17,192	177,441

Annual Base Rent (*,**)

2023 (remainder of year)	457,540	778,227	31,500	36,000	362,869	1,666,136
2024	610,053	1,050,970	42,000	48,000	494,712	2,245,735
2025	610,053	1,050,970	42,000	48,000	509,553	2,260,576
2026	598,589	1,050,970	42,000	48,000	524,840	2,264,399
2027	590,400	1,050,970	42,000	48,000	540,585	2,271,955
2028	590,400	1,050,970	42,000	48,000	556,803	2,288,173
Thereafter	6,691,200	11,910,988	476,000	544,000	5,277,443	24,899,631
Total	$10,148,235	$17,944,065	$717,500	820,000	$8,266,805	$37,896,605

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
2023	$9.8	$10.8	$29.2	$32.1	$23.5
2024	$9.8	$10.8	$29.2	$32.1	$28.8
2025	$9.8	$10.8	$29.2	$32.1	$29.6
2026	$9.8	$10.8	$29.2	$32.1	$30.5
2027	$9.8	$10.8	$29.2	$32.1	$31.4
2028	$9.8	$10.8	$29.2	$32.1	$32.4

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2023 and 2022, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2023 and 2022.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, revenues by reportable business segments were as follows:

	Three Months Ended March 31,
	2023	2022
Revenues:
Property investment portfolio:
Rental revenues	$610,474	$390,097

Real estate services:
Advisory revenues	74,250	37,500
Brokerage revenues	3,300	511,104
Total real estate services revenues	77,550	548,604
Total revenues	$688,024	$938,701

For the three months ended March 31, 2023, total revenues amounted to $688,024, including rental revenues of $610,474, as compared to $938,701, including rental revenues of $390,097, for the three months ended March 31, 2022, an overall decrease of $250,677, or 26.7%. This decrease was attributable to a decrease in brokerage revenues of $507,804, or 99.3%, attributable to a decrease in commissions earned on real estate listings, offset by an increase in rental revenues of $220,377, or 56.5%, and an increase in advisory revenues of $36,750, or 98.0%.

The increase in property investment portfolio revenues was due to an amendment to the Company’s leased property in Chino Valley, Arizona in March 2022, and the signing of a new lease with a new tenant at our recently acquired property located in Pleasant Ridge, Michigan which began on December 1, 2022. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with the Significant Tenants.

Operating expenses

For the three months ended March 31, 2023, operating expenses amounted to $696,410 as compared to $929,183 for the three months ended March 31, 2022, a decrease of $232,773, or 25.1%. For the three months ended March 31, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022
Compensation and benefits	$345,495	$272,130
Professional fees	142,662	116,319
Brokerage fees	-	356,547
General and administrative expenses	78,923	65,108
Depreciation and amortization	97,582	97,317
Real estate taxes	31,748	21,762
Total	$696,410	$929,183

●	For the three months ended March 31, 2023, compensation and benefits expense increased by $73,365, or 27.0%, as compared to the three months ended March 31, 2022. The increase was attributable to an increase in compensation and benefits of $147,020 related to the addition of multiple new full-time and part-time team members, and an increase in health insurance expense, offset by a decrease in stock-based compensation of $73,655. The decrease in stock-based compensation was from a decrease in accretion of stock option expense. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services.

●	For the three months ended March 31, 2023, professional fees increased by $26,343, or 22.6%, as compared to the three months ended March 31, 2022. This increase was primarily attributable to an increase in accounting fees of $13,603, an increase in consulting fees of $381, an increase in legal fees of $11,546, and an increase in public relations fees of $813.

●	For the three months ended March 31, 2023 and 2022, we recorded brokerage fees amounting to $0 and $356,547, respectively, representing a decrease of $356,547, or 100.0%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expenses, and other general operating expenses. For the three months ended March 31, 2023, general and administrative expenses increased by $13,815, or 21.2%, as compared to the three months ended March 31, 2022. These increases were primarily attributable to an increase in operating activities related to attendance at various industry-related conferences and an increase in technology services.

●	For the three months ended March 31, 2023, depreciation expense increased by $265, or less than 1.0%, as compared to the three months ended March 31, 2022. This increase was related to an increase depreciation of rental properties associated with the purchase of the Pleasant Ridge, MI property, offset by a decrease in amortization of intangible assets which were fully amortized.

●	For the three months ended March 31, 2023 real estate taxes increased by $9,986, or 45.9%, as compared to the three months ended March 31, 2022. This increase was attributable to an increase in assessed real taxes associated with improvements made on our Chino Valley property and the purchase of the Pleasant Ridge, MI property.

(Loss) income from operations

As a result of the factors described above, for the three months ended March 31, 2023, loss from operations amounted to $(8,386) as compared to income from operations of $9,518 for the three months ended March 31, 2022, a negative change of $17,904, or 188.1%.

Other (expenses) income, net

Other (expense) income, net primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended March 31, 2023, total other expenses, net amounted to $301,262 as compared to total other expenses, net of $35,214, respectively, representing an increase of $266,048, or 755.5%. This increase was attributable to the recording of a change in fair value loss from an interest rate swap of $130,293 in connection with our bank note payable, an increase in interest expense of $123,900 primarily related to an increase in notes payable, and a decrease in interest income of $3,205. Additionally, during the three months ended March 31, 2023, we recorded a loss on forfeited escrow deposit of $15,000. These increases were offset by a decrease in loss from unconsolidated joint ventures of $6,350.

Net loss

As a result of the foregoing, for the three months ended March 31, 2023 and 2022, net loss amounted to $309,648, or $0.03 per common share (basic and diluted), and $25,696, or $0.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $3,247,715 and $4,335,840 as of March 31, 2023 and December 31, 2022, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income, advisory fees and brokerage fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

On December 7, 2022, Zoned Arizona and the Bank entered into an Interest Rate Swap Transaction Confirmation (the “Confirmation”). The Confirmation incorporates by reference the 2002 ISDA Master Agreement as published by the International Swaps and Derivatives Association, Inc. as if the parties to the Confirmation executed such agreement in such form. The Confirmation provides the terms and conditions governing the interest rate swap transaction afforded to Zoned Arizona, including a fixed interest rate of 7.65%. The Company recorded the swap at fair value in the unaudited consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. The Company has entered into an interest rate swap to mitigate variability in interest payments on its variable-rate debt.

On March 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,474,989 and $21,259, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

23616 Land Contract Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contract note in the amount of $1,425,000 (the “23616 Land Contract Note Payable”). The 23616 Land Contract Note Payable bears interest at 9% per annum and is due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and

2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On March 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,416,586 and $0, respectively. On December 31, 2022, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $428,975 and $0, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and real estate services revenues and the attainment of new advisory and brokerage clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2023 and December 31, 2022, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2023 and December 31, 2022, these Significant Tenants represented approximately 69.9% and 59.8% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Three Months Ended March 31, 2023 and 2022

Net cash flow provided by operating activities was $3,589 for the three months ended March 31, 2023, as compared to net cash flow provided by operating activities of $119,742 for the three months ended March 31, 2022, representing a decrease of $116,153.

●	Net cash flow provided by operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $309,648 adjusted for the add-back of non-cash items consisting of depreciation of $97,582, amortization of debt discount of $4,615, accretion of stock-based stock option expense of $43,262, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $1,469, and a loss from the changes in fair value from an interest rate swap of $130,293, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $102,327 attributable to rent abatement on our new tenant lease at our Woodward Properties, an increase in contract liabilities of $49,700, and an increase in security deposits payable of $56,100 attributable to the collection of additional security deposit on our Woodward Properties.

●	Net cash flow provided by operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $25,696 adjusted for the add-back of non-cash items consisting of depreciation of $87,867, amortization expense of $9,450, accretion of stock-based stock option expense of $116,916, and a loss from unconsolidated joint ventures of $7,819, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $311,877 attributable to an increase in brokerage commissions receivable, a decrease in prepaid expenses of $10,881, an increase in accounts payable of $248,067 attributable to an increase in brokerage fees payable, a decrease in accrued expenses of $25,802, and a decrease in deferred rent of $2,247.

During the three months ended March 31, 2023, net cash flow used in investing activities amounted to $1,071,456 as compared to net cash used in investing activities of $503,764, an increase of $567,692. During the three months ended March 31, 2023, net cash used in investing activities was attributable to the purchase of rental property of $992,214 in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $6,242, and an increase in escrow deposits of $73,000 in connection with escrow deposits made on other potential acquisitions of rental properties. During the three months ended March 31, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to our Significant Tenant to be used for leasehold improvements, and the purchase of property and equipment of $3,764.

During the three months ended March 31, 2023, net cash used in financing activities amounted to $20,258 and consisted of the repayment of notes payable. During the three months ended March 31, 2022, net cash used in financing activities amounted to $20,000 and consisted of the repayment of note payable – related party of $20,000.

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

The following tables summarize our contractual obligations as of March 31, 2023 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	850	150	240	240	220
Notes payable	6,321	73	160	1,773	4,315
Total	$9,171	$223	$400	$2,013	$6,535

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of March 31, 2023, the notional amount of our interest rate swaps was $4,489,181. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited financial statements.

Fair value of financial instruments

The carrying amounts reported in the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

Interest rate swap

In connection with a bank loan executed in 2022, the Company entered into an interest rate swap agreement to manage interest rate risk related to debt that accrues interest at variable rates. The Company accounts for its interest rate swap agreement in accordance with the guidance related to derivatives and hedging activities. The Company is exposed to market risk from changes in interest rates. The Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. Interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. Because the variable interest rates used to calculate payments under the terms of the swap agreement are calculated using different benchmarks than those included in the Company’s variable rate debt agreement, the swap agreement is not considered an effective cash flow hedge.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on March 31, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,489,181	7.65%	December 10, 2032	$220,530	$90,237

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly base rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements resulted in aggregate deferred rent as of March 31, 2023 and December 31, 2022 of $306,406 and $204,079, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Operating lease right of use asset represents the right to use the leased asset for the lease term and operating lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used its incremental borrowing rate of 6% based on the information available at the adoption date or execution of a lease agreement in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

Investment in unconsolidated joint ventures

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Assignment of Woodward Lease

On May 14, 2023, ZP Woodward entered into an Assignment and Assumption of Lease (“Assignment”) whereby the Woodward Lease was assigned from Rapid Fish 2 LLC (“Old Tenant”) to Rapid Fish LLC (“New Tenant”). Old Tenant and New Tenant share common ownership. The assignment of the Woodward Lease is conditioned upon issuance by the City of Pleasant Ridge, Michigan of a final cannabis business license to New Tenant and ZP Woodward’s receipt of a fully executed Reaffirmation of Guaranty from the guarantors of the Woodward Lease. The Assignment contains other terms as are customary for a document of this type.

The foregoing description of the Assignment is not a complete description of all of the parties’ rights and obligations under the Assignment, and is qualified in its entirety by reference to the Assignment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).

10.2	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).

10.3	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).

10.4*	Assignment and Assumption of Lease, dated as of May 14, 2023, by and among Rapid Fish 2 LLC, Rapid Fish LLC, and ZP RE MI Woodward, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 15, 2023	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)