Form 10-Q
period 2023-06-30
Zoned Properties, Inc.
filed 2023-08-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 12,201,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$3,275,775	$4,335,840
Accounts receivable	136,953	138,825
Deferred rent	328,092	204,079
Lease incentive receivable	463,303	477,064
Rental properties, net	10,209,909	8,388,136
Prepaid expenses and other assets	26,881	59,129
Escrow deposits	140,548	590,000
Capitalized permit costs	11,081	-
Property and equipment, net	9,246	11,828
Operating lease right of use asset, net	49,044	65,381
Investment in unconsolidated joint ventures	49,923	58,293
Investment in equity securities	50,000	50,000
Security deposits	2,272	2,272

Total Assets	$14,753,027	$14,380,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	6,128,580	5,727,750
Accounts payable	97,745	107,371
Accrued expenses	178,005	188,535
Lease liability	49,687	65,941
Contract liabilities	451,709	303,315
Derivative liability - interest rate swap, at fair value	80,545	90,237
Security deposits payable	275,500	219,400

Total Liabilities	9,261,771	8,702,549

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued and outstanding at June 30, 2023 and December 31, 2022	12,202	12,202
Additional paid-in capital	21,417,765	21,337,318
Accumulated deficit	(15,940,711)	(15,673,222)

Total Stockholders’ Equity	5,491,256	5,678,298

Total Liabilities and Stockholders’ Equity	$14,753,027	$14,380,847

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES:
Property investment portfolio revenues	$609,591	$450,314	$1,220,065	$840,411
Real estate services revenues	163,026	48,338	240,576	596,942

Total revenues	772,617	498,652	1,460,641	1,437,353

OPERATING EXPENSES:
Compensation and benefits	363,882	264,699	709,377	536,829
Professional fees	59,921	66,429	202,583	182,748
Brokerage fees	50,571	1,419	50,571	357,966
General and administrative expenses	99,644	67,307	178,567	132,415
Depreciation and amortization	102,048	86,551	199,630	183,868
Real estate taxes	31,746	21,763	63,494	43,525
Gain on sale of property and equipment	-	(312)	-	(312)

Total operating expenses, net	707,812	507,856	1,404,222	1,437,039

INCOME (LOSS) FROM OPERATIONS	64,805	(9,204)	56,419	314

OTHER INCOME (EXPENSES):
Interest expenses	(156,990)	(30,000)	(311,490)	(60,000)
Interest expenses - related party	-	-	-	(600)
Interest income	-	3,242	-	6,447
Loss on forfeited escrow deposit	-	-	(15,000)	-
Gain from derivative - interest rate swap	139,985	-	9,692	-
Equity method loss from unconsolidated joint ventures	(5,641)	(3,101)	(7,110)	(10,920)

Total other expenses, net	(22,646)	(29,859)	(323,908)	(65,073)

INCOME (LOSS) BEFORE INCOME TAXES	42,159	(39,063)	(267,489)	(64,759)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$42,159	$(39,063)	$(267,489)	$(64,759)

NET LOSS PER COMMON SHARE:
Basic	$0.00	$(0.00)	$(0.02)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,201,548	12,201,548	12,201,548	12,201,548
Diluted	12,601,548	12,201,548	12,201,548	12,201,548

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	$(15,673,222)	$5,678,298

Accretion of stock based compensation related to stock options issued	-	-	-	-	43,262	-	43,262

Net loss	-	-	-	-	-	(309,648)	(309,648)

Balance, March 31, 2023	2,000,000	2,000	12,201,548	12,202	21,380,580	(15,982,870)	5,411,912

Accretion of stock based compensation related to stock options issued	-	-	-	-	37,185	-	37,185

Net income	-	-	-	-	-	42,159	42,159

Balance, June 30, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,417,765	$(15,940,711)	$5,491,256

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	$(15,098,867)	$5,915,898

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,916	-	116,916

Net loss	-	-	-	-	-	(25,696)	(25,696)

Balance, March 31, 2022	2,000,000	2,000	12,201,548	12,202	21,117,479	(15,124,563)	6,007,118

Accretion of stock based compensation related to stock options issued	-	-	-	-	81,096	-	81,096

Net loss	-	-	-	-	-	(39,063)	(39,063)

Balance, June 30, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,198,575	$(15,163,626)	$6,049,151

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,489)	$(64,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	199,630	174,418
Amortization expense	-	9,450
Amortization of debt discount	9,229	-
Stock option expense	80,447	198,012
Loss on forfeited escrow deposit	15,000	-
Lease costs	83	110
Loss from unconsolidated joint ventures	8,370	10,920
Gain from interest rate swap	(9,692)	-
Gain on sale of rental property and property and equipment	-	(311)
Change in operating assets and liabilities:
Accounts receivable	1,872	(266,203)
Deferred rent receivable	(124,013)	4,494
Lease incentive receivable	13,761	9,174
Prepaid expenses and other assets	32,248	(22,656)
Security deposit	-	(2,272)
Accounts payable	(9,626)	203,976
Accrued expenses	(10,530)	14,515
Accrued expenses - related parties	-	(5,400)
Contract liabilities	148,394	7,500
Security deposits payable	56,100	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	143,784	270,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease incentive provided to tenant	-	(500,000)
Purchases of rental properties and improvements	(998,821)	-
Purchases of property and equipment	-	(3,764)
Proceeds from sale of property and equipment	-	2,100
Investment in joint ventures and equity securities	-	(50,000)
Increase in capitalized permit costs	(11,081)	-
Increase in escrow deposits	(155,548)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,165,450)	(551,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(38,399)	-
Repayment of note payable - related party	-	(20,000)

NET CASH USED IN FINANCING ACTIVITIES	(38,399)	(20,000)

NET DECREASE IN CASH	(1,060,065)	(300,696)

CASH, beginning of period	4,335,840	1,191,940

CASH, end of period	$3,275,775	$891,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$326,060	$66,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$430,000	$-
Reclassification of escrow deposits for acquisition of rental properties	$590,000	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2023 and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2023 and 2022 include the collectability of accounts and note receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative liability related to interest rate swap liability, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2023 and 2022, revenues associated with Significant Tenants amounted to $1,210,235 and $830,773, respectively, which represents 82.9% and 57.8% of the Company’s total revenues, respectively (see Note 3).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$80,545	$-	$—	$90,237	$-

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on June 30, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,481,959	7.65%	December 10, 2032	$80,545	$90,237

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2023 and December 31, 2022. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2023 and December 31, 2022, the Company had approximately $2,761,000 and $3,586,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. During the six months ended June 30, 2023 and 2022, the Company did not record any allowances for doubtful accounts.

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On June 30, 2023 and December 31, 2022, long-term investments consist of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2023 and 2022, the Company did not record any impairment losses.

The Company has land, which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the six months ended June 30, 2023, the Company forfeited escrow deposits of $15,000 which is reflected as a loss on forfeited escrow deposit on the accompanying consolidated statements of operations. On June 30, 2023 and December 31, 2022, escrow deposits amounted to $140,548 and $590,000, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Contract Liabilities

Contract liabilities include advisory fees that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria that and been met for revenue to be recognized in conformity with GAAP. During the six months ended June 30, 2023, contract liabilities activities were as follows:

For the Six Months Ended June 30, 2023
Balance on December 31, 2022	$303,315
Rental payments received in advance	159.507
Accretion of contract liabilities to revenue	(8,613)
Customer refund	(2,500)
Balance on June 30, 2023	$451,709

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of June 30, 2023 and December 31, 2022 of $328,092 and $204,079, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per common share - basic:
Net income (loss)	$42,159	$(39,063)	$(267,489)	$(64,759)
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income (loss) allocated to common stockholders	$42,159	$(39,063)	$(267,489)	$(64,759)
Weighted average common shares outstanding – basic	12,201,548	12,201,548	12,201,548	12,201,548
Net income (loss) per common share – basic	$0.00	$(0.00)	$(0.02)	$(0.01)

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$42,159	$(39,063)	$(267,489)	$(64,759)
Add: interest of convertible debt	30,000	-	-	-
Numerator for income (loss) per common share – basic	$72,159	$(39,063)	$(267,489)	$(64,759)
Weighted average common shares outstanding – diluted	12,201,548	12,201,548	12,201,548	12,201,548
Add: dilutive shares related to:
Stock options	-	-	-	-
Convertible debt	400,000	-	-	-
Weighted average common shares outstanding – diluted	12,601,548	12,201,548	12,201,548	12,201,548
Net income (loss) per common share – diluted	$0.00	$(0.00)	$(0.02)	$(0.01)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2023 and for the three and six months ended June 30, 2022.

	June 30,
	2023	2022
Convertible debt	400,000	400,000
Stock options	2,352,500	2,227,500
	2,752,500	2,627,500

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2023 and December 31, 2022 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies which applies to the Company. The adoption of ASU 2016-13 on January 1, 2023 did not have any effect on the Company’s consolidated financial statements.

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

JUNE 30, 2023

(Unaudited)

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

JUNE 30, 2023

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

Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On June 30, 2023 and December 31, 2022, contract liability related to this lease modification amounted to $289,952 and $298,565, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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

JUNE 30, 2023

(Unaudited)

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

On August 2, 2023, the Company and CJK entered into a sublease agreement with a subtenant to lease the Kingman property (See Note 13 – Subsequent Events).

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

As of June 30, 2023 and December 31, 2022, security deposits payable to the collective Significant Tenants amounted to $275,500 and $219,400, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2023, consists of the following:

Future annual base rent:
2023 (remainder of year)	$1,117,424
2024	2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
2028	2,288,173
Thereafter	24,899,631
Total	$37,347,893

Revenues – Significant Tenants

For the six months ended June 30, 2023 and 2022, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Six Months Ended June 30, 2023	% of Total Revenues	For the Six Months Ended June 30, 2022	% of Total Revenues
CJK	$25,455	1.7%	$346,207	24.1%
Broken Arrow	560,215	38.4%	484,566	33.7%
VSM *	328,368	22.5%	-	-
Woodward Tenant *	296,197	20.3%	-	-
Total	$1,210,235	82.9%	$830,773	57.8%

*	Revenues from these Significant Tenants began in December 2022.

Further, as of June 30, 2023 and December 31, 2022, deferred rent of $328,092 and $204,079 is due collectively from the Significant Tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of June 30, 2023 and December 31, 2022, a lease incentive receivable of $463,303 and $477,064 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On June 30, 2023 and December 31, 2022, deferred revenue related to this lease modification amounted to $289,952 and $298,565, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2023 and December 31, 2022, the Significant Tenants collectively leased approximately 69.1% and 59.8% of the Company’s total assets, respectively. Through June 30, 2023, all rental payments have been made on a timely basis.

Industry risk

Downturns relating to certain industries or business sectors or the financial stability of the Company’s significant tenants may have a significant adverse impact on the Company’s assets and its ability to pay its operating expenses or pay dividends than if the Company had a diversified property portfolio and service offerings. The Company’s total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that the Company’s total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of the Company’s Significant Tenants may result in defaults on all of the Company’s leases within a short time period, which may reduce the Company’s net income and the value of the Company’s common stock and accordingly, limit the Company’s ability to pay our operating expenses or pay dividends to its stockholders. If the Company’s tenants are prohibited from operating or cannot pay their rent, the Company may not have enough working capital to support its operations and the Company would need to consider seeking out new tenants at rental rates per square foot that may be less than its current rate per square foot.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 4 – RENTAL PROPERTIES

On June 30, 2023 and December 31, 2022, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2023	December 31, 2022
Building and building improvements	5-39	$9,258,431	$8,087,997
Construction in progress	-	9,858	-
Land	-	3,353,378	2,514,848
Rental properties, at cost		12,621,667	10,602,845
Less: accumulated depreciation		(2,411,758)	(2,214,709)
Rental properties, net		$10,209,909	$8,388,136

For the three months ended June 30, 2023 and 2022, depreciation of rental properties amounted to $100,757 and $85,517, respectively.

For the six months ended June 30, 2023 and 2022, depreciation of rental properties amounted to $197,048 and $172,091, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On June 30, 2023 and December 31, 2022, the Company held investments with aggregate carrying values of $49,923 and $58,293, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	June 30, 2023	December 31, 2022
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	49,923	58,293
Total investments in unconsolidated joint venture entities			$176,000	$49,923	$58,293

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

JUNE 30, 2023

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

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of June 30, 2023 and for the six months ended June 30, 2023.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$-	$9,847
Total assets	$-	$9,847

Liabilities	$-	$-
Equity	-	9,847
Total liabilities and equity	$-	$9,847

	For the Six Months Ended June 30, 2023
Statement of operations (Unaudited)	Beakon	Zoneomics Green
Net sales	$-	$-
Operating (expenses) recovery	1,260	(16,740)
Net loss	$1,260	$(16,740)
Company’s share of gain (loss) from unconsolidated joint ventures	$1,260	$(8,370)

During the six months ended June 30, 2023 and 2022, the Company recorded a loss from unconsolidated joint ventures of $7,110 and $10,920, respectively, which represents the Company’s proportionate share of losses from its joint ventures.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On June 30, 2023 and December 31, 2022, investment in equity securities amounted to $50,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 6 – NOTES PAYABLE

On June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Note payable - East West Bank	$4,467,766	$4,485,808
Notes payable - Woodward Properties	1,834,642	1,425,000
Total principal due on notes payable	6,302,408	5,910,808
Less: debt discount	(173,828)	(183,058)
Notes payable, net	$6,128,580	$5,727,750

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

During the six months ended June 30, 2023, amortization of debt discount amounted to $9,229.

On June 30, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,467,766 and $15,213, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

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

On June 30, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,409,810 and $0, respectively. On December 31, 2022, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On June 30, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $424,832 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On June 30, 2023, future principal payments under the above notes payable are as follows:

Years ending June 30,	Amount
2024	$46,799
2025	63,996
2026	69,651
2027	428,537
2028	1,313,923
Thereafter	4,379,502
Total principal payments due on June 30, 2023	$6,302,408

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

As of June 30, 2023 and December 31, 2022, the principal balance due under the Abrams Debenture is $2,000,000. As of June 30, 2023 and December 31, 2022, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended June 30, 2023 and 2022, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2023 and 2022, interest expense related to the Abrams Debenture amounted to $60,000.

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

For the three and six months ended June 30, 2023 and 2022, interest expense – related party amounted to $0 and $600, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2023 and December 31, 2022, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2023, 1,102,500 stock option awards are outstanding and 472,500 options are exercisable under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards are outstanding and 367,500 options are exercisable under the 2016 Plan. As of June 30, 2023 and December 31, 2022, 8,897,500 and 8,897,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2023 and December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding and 1,200,000 options are exercisable pursuant to the 2014 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

For the three months ended June 30 2023 and 2022, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $37,185 and $81,096, respectively. For the six months ended June 30, 2023 and 2022, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $80,447 and $198,012, respectively. As of June 30, 2023, there were 2,352,500 options outstanding and 1,672,500 options vested and exercisable. As of June 30, 2023, there was $195,720 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on June 30, 2023 was $12,900 and was calculated based on the difference between the quoted share price on June 30, 2023 of $0.80 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Stock option activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	2,352,500	$0.95	5.46	$400
Granted	-	-		-
Balance Outstanding June 30, 2023	2,352,500	$0.95	5.00	$12,900
Exercisable, June 30, 2023	1,672,500	$0.96	3.76	$4,150

Balance non-vested on December 31, 2022	785,000	$0.90	8.60	$-
Granted	-	-	-	-
Vested during the period	(105,000)	0.84	-	-
Balance non-vested on June 30, 2023	680,000	$0.91	8.04	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2023 and December 31, 2022, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

JUNE 30, 2023

(Unaudited)

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the six months ended June 30, 2023 and 2022, the Company contributed $14,725 and $8,527 to the Plan, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Information with respect to these reportable business segments for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Property investment portfolio	$609,591	$450,314	$1,220,065	$840,411
Real estate services	163,026	48,338	240,576	596,942
	772,617	498,652	1,460,641	1,437,353
Depreciation and amortization:
Property investment portfolio	102,048	86,551	199,630	174,418
Real estate services	-	-	-	9,450
	102,048	86,551	199,630	183,868
Interest expense:
Property investment portfolio	156,990	30,000	311,490	60,600
Real estate services	-	-	-	-
	156,990	30,000	311,490	60,600

Loss from unconsolidated joint ventures:
Property investment portfolio	5,641	3,101	7,110	10,920
Real estate services	-	-	-	-
	5,641	3,101	7,110	10,920
Net (loss) income:
Property investment portfolio	160,791	166,402	(15,014)	35,253
Real estate services	(118,632)	(205,465)	(252,475)	(100,012)
	$42,159	$(39,063)	$(267,489)	$(64,759)

	June 30, 2023	December 31, 2022
Identifiable long-lived tangible assets on June 30, 2023 and December 31, 2022 by segment:
Property investment portfolio	$10,219,155	$8,399,964
Real estate services	-	-
	$10,219,155	$8,399,964

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

For the three months ended June 30, 2023 and 2022, in connection with its operating leases, the Company recorded rent expense of $9,259 and $10,801, respectively. For the six months ended June 30, 2023 and 2022, in connection with its operating leases, the Company recorded rent expense of $18,519 and $15,197, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On June 30, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2023	December 31, 2022
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(41,666)	(25,329)
Balance of ROU assets	$49,044	$65,381

On June 30, 2023, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended June 30,	Amount
2024	$36,573
2025	15,391
Total minimum non-cancelable operating lease payments	51,964
Less: discount to fair value	(2,277)
Total lease liability on June 30, 2023	$49,687

NOTE 13 – SUBSEQUENT EVENTS

Sublease of Kingman Property

On August 2, 2023, the Company entered into a Sublease Agreement (the “Sublease”) with CJK and a subtenant in connection with the Company’s Kingman property. Pursuant to the Sublease, the Sublease shall be effective on August 2, 2023 and end on the one year anniversary, or (ii) the last day of the Term of the Master Lease (whether due to expiration or termination thereof by the Company, whichever is earlier (the “Sublease Expiration Date”), such period being referred to herein as the “Sublease Term”, unless terminated earlier pursuant to the terms of this Sublease or otherwise by consent of the Company, CJK and Subtenant. The subtenant shall have two options to extend the Sublease Term by one year periods each (each a “Sublease Term Extension” and collectively the “Sublease Term Extensions”), which shall be exercisable by Subtenant no later than 90 days prior to the expiration of the Sublease Term, as may be extended.

Pursuant to the Kingman Lease (See Note 3), if pursuant to any assignment or sublease, CJK receives rent, either initially or over the Term of the assignment or sublease, in excess of the Rent called for hereunder, or in the case of this sublease of a portion of the Premises in excess of such Rent fairly allocable to such portion, after appropriate adjustments to assure that all other payments called for hereunder are appropriately taken into account, CJK shall pay to the Company, as Additional Rent hereunder, 50% of the excess of each such payment of rent received by CJK. Accordingly, the Company shall receive additional rent of $3,500 per month during the term of the sublease.

Additionally, the subtenant will pay a security deposit of $22,000 per the terms of the sublease. The Company and CJK have agreed to split the Security Deposit at 68% (the Company receives $15,000 of the $22,000 Security Deposit).

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

We operate our business in two reportable segments consisting of (i) the operations, leasing and management of its leased commercial properties (the “Property Investment Portfolio” segment), and (ii) technology, advisory and brokerage services related to commercial properties (the “Real Estate Services” segment). We are in the process of developing and expanding multiple business divisions, including a property technology division, a property advisory division, a commercial brokerage division, and a property investment portfolio division focused on acquisitions to expand our property holdings. Each of these operating divisions is an important element of the overall business development strategy for long-term growth. We believe in the value of building relationships with clients and local communities to position the Company for long-term portfolio and revenue growth backed by sophisticated, safe, and sustainable assets and clients.

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

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual agreements to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to fund escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore may terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the six months ended June 30, 2023, the Company forfeited escrow deposits of $15,000 which is reflected as a loss on forfeited escrow deposit on the accompanying consolidated statement of operations.

The Company is in pursuit of property acquisitions that can be characterized as consumer-facing, retail dispensary properties that are positioned to be leased to retail dispensary cannabis tenants under net leasing structures. As of June 30. 2023, the Company had agreements in place to acquire properties located in Arizona, Alabama, Mississippi, and Missouri. The Company utilizes terms within the agreements to acquire properties that often include material contingencies to complete the acquisition, such as local real estate approvals or the ability to secure an operating tenant at the property. As of June 30, 2023, the Company has deposited escrow funds for the future acquisition of properties or for the option to acquire properties of $140,548.

As of June 30, 2023, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
Description	Industrial/ Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014	Dec 2022/Feb 2023
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037
Total No. of Tenants	1	1	1	1	1

						Portfolio Total
Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	53.66

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	2,326,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	537,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	177,441

Vacant Rentable Sq. Ft.	-	-	-	-	-	-

Sq. Ft. rented as of June 30, 2023	60,000	97,312	1,440	1,497	17,192	177,441

Annual Base Rent (*,**)

2023 (remainder of year)	305,027	525,484	21,000	24,000	241,913	1,117,424
2024	610,053	1,050,970	42,000	48,000	494,712	2,245,735
2025	610,053	1,050,970	42,000	48,000	509,553	2,260,576
2026	598,589	1,050,970	42,000	48,000	524,840	2,264,399
2027	590,400	1,050,970	42,000	48,000	540,585	2,271,955
2028	590,400	1,050,970	42,000	48,000	556,803	2,288,173
Thereafter	6,691,200	11,910,988	476,000	544,000	5,277,443	24,899,631
Total	$9,995,722	$17,691,322	$707,000	808,000	$8,145,849	$37,347,893

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI
2023	$9.8	$10.8	$29.2	$32.1	$23.5
2024	$9.8	$10.8	$29.2	$32.1	$28.8
2025	$9.8	$10.8	$29.2	$32.1	$29.6
2026	$9.8	$10.8	$29.2	$32.1	$30.5
2027	$9.8	$10.8	$29.2	$32.1	$31.4
2028	$9.8	$10.8	$29.2	$32.1	$32.4

The Company focused heavily on the growth of a diversified revenue stream in 2022 and is moving to take advantage of new opportunities in 2023 and beyond. We intend to accomplish this by prospecting new real estate services across the country for private, public, and municipal clients. We believe that strategic real estate services are likely to emerge as the growth engine for Zoned Properties.

Pursuant to lease agreements with a Significant Tenant, from the period from May 31, 2020 through September 30, 2022, a Significant Tenant invested a combined total greater than $8,000,000 of improvements in and to the properties in Chino Valley. The increase in the rentable area of the leased premises resulted in an increase in all amounts calculated based on the same, including, without limitation, base rent.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2023 and 2022, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2023 and 2022.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenues

For the three and six months ended June 30, 2023 and 2022, revenues by reportable business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Property investment portfolio:
Rental revenues	$609,591	$450,314	$1,220,065	$840,411

Real estate services:
Advisory revenues	82,000	45,500	156,250	83,000
Brokerage revenues	81,026	2,838	84,326	513,942
Total real estate services revenues	163,026	48,338	240,576	596,942
Total revenues	$772,617	$498,652	$1,460,641	$1,437,353

For the three months ended June 30, 2023, total revenues amounted to $772,617, including rental revenues of $609,591, as compared to $498,652, including rental revenues of $450,314, for the three months ended June 30, 2022, an overall increase of $273,965, or 54.9%. This increase was attributable to an increase in brokerage revenues of $78,188, or 2,755.0%, attributable to an increase in commissions earned on real estate listings, an increase in rental revenues of $159,277, or 35.4%, and an increase in advisory revenues of $36,500, or 80.2%.

For the six months ended June 30, 2023, total revenues amounted to $1,460,641, including rental revenues of $1,220,065, as compared to $1,437,353, including rental revenues of $840,411, for the six months ended June 30, 2022, an overall increase of $23,288, or 1.6%. This increase was attributable to an increase in rental revenues of $379,654, or 45.2%, and an increase in advisory revenues of $73,250, or 88.2%. offset by a decrease in brokerage revenues of $429,616, or 83.6%, attributable to a decrease in commissions earned on real estate listings.

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

Operating expenses

For the three months ended June 30, 2023, operating expenses amounted to $707,812 as compared to $507,856 for the three months ended June 30, 2022, an increase of $199,956, or 39.4%. For the six months ended June 30, 2023, operating expenses amounted to $1,404,222 as compared to $1,437,039 for the six months ended June 30, 2022, a decrease of $32,817, or 2.3%. For the three and six months ended June 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation and benefits	$363,882	$264,699	$709,377	$536,829
Professional fees	59,921	66,429	202,583	182,748
Brokerage fees	50,571	1,419	50,571	357,966
General and administrative expenses	99,644	67,307	178,567	132,415
Depreciation and amortization	102,048	86,551	199,630	183,868
Real estate taxes	31,746	21,763	63,494	43,525
Gain on sale of property and equipment	-	(312)	-	(312)
Total	$707,812	$507,856	$1,404,222	$1,437,039

●	For the three months ended June 30, 2023, compensation and benefits expense increased by $99,183, or 37.5%, as compared to the three months ended June 30, 2022. The increase was attributable to an increase in compensation and benefits of $143,094 related to the addition of multiple new full-time and part-time team members, and an increase in health insurance expense, offset by a decrease in stock-based compensation of $43,911. For the six months ended June 30, 2023, compensation and benefits expense increased by $172,548, or 32.1%, as compared to the six months ended June 30, 2022. The increase was attributable to an increase in compensation and benefits of $290,113 related to the addition of multiple new full-time and part-time team members, and an increase in health insurance expense, offset by a decrease in stock-based compensation of $117,565. The decrease in stock-based compensation was from a decrease in accretion of stock option expense. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services.

●	For the three months ended June 30, 2023, professional fees decreased by $6,508, or 9.8%, as compared to the three months ended June 30, 2022. This decrease was primarily attributable to a decrease in accounting fees of $3,188, a decrease in legal fees of $3,240, and a decrease in public relations fees of $24,188, offset by an increase in consulting fees of $24,119. For the six months ended June 30, 2023, professional fees increased by $19,835, or 10.9%, as compared to the six months ended June 30, 2022. This increase was primarily attributable to an increase in accounting fees of $10,414, an increase in legal fees of $8,307, and an increase in consulting fees of $24,500, offset by a decrease in public relations fees of $23,375.

●	For the three months ended June 30, 2023 and 2022, we recorded brokerage fees amounting to $50,571 and $1,419, respectively, representing an increase of $49,152, or 3,464.0%. For the six months ended June 30, 2023 and 2022, we recorded brokerage fees amounting to $50,571 and $357,966, respectively, representing a decrease of $307,395, or 85.9%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expenses, and other general operating expenses. For the three months ended June 30, 2023, general and administrative expenses increased by $32,337, or 48.0%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, general and administrative expenses increased by $46,152, or 34.9%, as compared to the six months ended June 30, 2022. These increases were primarily attributable to an increase in operating activities related to attendance at various industry-related conferences and an increase in technology services.

●	For the three months ended June 30, 2023, depreciation expense increased by $15,497, or 17.9%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, depreciation expense increased by $15,762, or 8.8%, as compared to the six months ended June 30, 2022. This increase was related to an increase depreciation of rental properties associated with the purchase of the Pleasant Ridge, MI property, offset by a decrease in amortization of intangible assets which were fully amortized.

●	For the three months ended June 30, 2023 real estate taxes increased by $9,983, or 45.9%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023 real estate taxes increased by $19,969, or 45.9%, as compared to the six months ended June 30, 2022. This increase was attributable to an increase in assessed real taxes associated with improvements made on our Chino Valley property and the purchase of the Pleasant Ridge, MI property.

Income (Loss) from operations

As a result of the factors described above, for the three months ended June 30, 2023, income from operations amounted to $64,805 as compared to a loss from operations of $(9,204) for the three months ended June 30, 2022, a change of $74,009, or 804.1%. For the six months ended June 30, 2023, income from operations amounted to $56,419 as compared to income from operations of $314 for the six months ended June 30, 2022, an increase of $56,105, or 17,867.8%.

Other (expenses) income, net

Other (expenses) income, net primarily includes interest expense incurred on debt with third parties and also includes other income (expenses). For the three months ended June 30, 2023, total other expenses, net amounted to $22,646 as compared to total other expenses, net of $29,859, respectively, representing a decrease of $7,213, or 24.2%. This decrease was attributable to an increase in interest expense of $126,990 primarily related to an increase in notes payable, and a decrease in interest income of $3,242, and an increase in loss from unconsolidated joint ventures of $2,540, offset by the recording of a gain in fair value from an interest rate swap of $139,985 in connection with our bank note payable.

For the six months ended June 30, 2023, total other expenses, net amounted to $323,908 as compared to total other expenses, net of $65,073, respectively, representing an increase of $258,835, or 397.8%. This increase was attributable to an increase in interest expense of $250,890 primarily related to an increase in notes payable, and a decrease in interest income of $6,447. Additionally, during the six months ended June 30, 2023, we recorded a loss on forfeited escrow deposit of $15,000. These increases were offset by the recording of a gain in fair value from an interest rate swap of $9,692 in connection with our bank note payable, and a decrease in loss from unconsolidated joint ventures of $3,810.

Net Income (Loss)

As a result of the foregoing, for the three months ended June 30, 2023 and 2022, net income (loss) amounted to $42,159, or $0.00 per common share (basic and diluted), and $(39,063), or $(0.00) per common share (basic and diluted), respectively. For the six months ended June 30, 2023 and 2022, net loss amounted to $267,489, or $(0.02) per common share (basic and diluted), and $64,759, or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $3,275,775 and $4,335,840 as of June 30, 2023 and December 31, 2022, respectively.

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

On June 30, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,467,766 and $15,213, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

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

On June 30, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,409,810 and $0, respectively. On December 31, 2022, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On June 30, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $424,832 and $0, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and real estate services revenues and the attainment of new advisory and brokerage clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2023 and December 31, 2022, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2023 and December 31, 2022, these Significant Tenants represented approximately 69.1% and 59.8% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Six Months Ended June 30, 2023 and 2022

Net cash flow provided by operating activities was $143,784 for the six months ended June 30, 2023, as compared to net cash flow provided by operating activities of $270,968 for the six months ended June 30, 2022, representing a decrease of $127,184.

●	Net cash flow provided by operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $267,489 adjusted for the add-back of non-cash items consisting of depreciation of $199,630, amortization of debt discount of $9,229, accretion of stock-based stock option expense of $80,447, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $8,370, and a gain from the changes in fair value from an interest rate swap of $9,692, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $124,013 attributable to rent abatement on our new tenant lease at our Woodward Properties, a decrease in prepaid expenses and other assets of $32,248, an increase in contract liabilities of $148,394, and an increase in security deposits payable of $56,100 attributable to the collection of additional security deposit on our Woodward Properties.

●	Net cash flow provided by operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $64,759 adjusted for the add-back of non-cash items consisting of depreciation of $174,418, amortization expense of $9,450, accretion of stock-based stock option expense of $198,012, and a loss from unconsolidated joint ventures of $10,920, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $266,203 attributable to an increase in brokerage commissions receivable, a decrease in lease incentive receivable of $9,174, an increase in prepaid expenses of $22,656, an increase in accounts payable of $203,976 attributable to an increase in brokerage fees payable, an increase in accrued expenses of $9,115, an increase in deferred revenues of $7,500, and a decrease in deferred rent receivable of $4,494.

During the six months ended June 30, 2023, net cash flow used in investing activities amounted to $1,165,450 as compared to net cash used in investing activities of $551,664, an increase of $613,786. During the six months ended June 30, 2023, net cash used in investing activities was attributable to the purchase of rental property of $998,821 primarily in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $11,081, and an increase in escrow deposits of $155,548 in connection with escrow deposits made on other potential acquisitions of rental properties. During the six months ended June 30, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to our Significant Tenant to be used for leasehold improvements, the purchase of property and equipment of $3,764, and cash used to invest equity securities of $50,000. This use of cash in investing activities were offset by proceeds from the sale of property and equipment of $2,100.

During the six months ended June 30, 2023, net cash used in financing activities amounted to $38,399 and consisted of the repayment of notes payable. During the six months ended June 30, 2022, net cash used in financing activities was attributable to the repayment of notes payable – related party of $20,000.

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

The following tables summarize our contractual obligations as of June 30, 2023 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	820	150	240	240	190
Notes payable	6,302	47	134	1,743	4,378
Total	$9,122	$197	$374	$1,983	$6,568

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of June 30, 2023, the notional amount of our interest rate swaps was $4,481,959. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount	Interest Rate	Maturity	Fair Value of Liability on June 30, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,481,959	7.65%	December 10, 2032	$80,545	$90,237

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements resulted in aggregate deferred rent as of June 30, 2023 and December 31, 2022 of $328,092 and $204,079, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies which applies to the Company. The adoption of ASU 2016-13 had financial impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoned Properties, Inc. (Registrant)

Date: August 14, 2023	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)