Form 10-K
period 2023-12-31
Zoned Properties, Inc.
filed 2024-03-26
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.80 per share of common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,953,855.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,101,548 shares of common stock are outstanding as of March 26, 2024.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry.

Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. The Company aspires to innovate within the real estate development sector, focusing on direct-to-consumer real estate that is leased to the best-in-class cannabis retailers. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice.

The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”). Zoned Properties corporate headquarters are located at 8360 E. Raintree Dr., Suite 230, Scottsdale, Arizona. For more information, call 877-360-8839 or visit www.ZonedProperties.com.

As of December 31, 2023, the Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

The Company also maintains a 50% equity interest in two joint ventures.

During 2023 and 2022, the Company dissolved the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. This subsidiary was dissolved on December 13, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. This subsidiary was dissolved on November 4, 2022.

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022. This subsidiary was dissolved on March 28, 2023.

Our Business

We believe in the value of building long-term relationships with our tenants, clients and the local communities in which our properties are located in order to position the Company for short-term success and long-term growth backed by sophisticated, safe, and sustainable assets.

The core of our business operations involves identifying, securing, acquiring, and leasing commercial properties that intend to operate within highly regulated industries, including the legalized cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate, including cannabis properties. We often refer to these requirements as cannabis approvals. These regulations often include complex permitting processes that require longer development timelines than traditional commercial real estate and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

Due to the complex nature of the Company’s core business operations and target investment properties, the Company may secure dozens of potential property candidates for acquisition and prospective tenant candidates for leasing at any given time, all in the normal course of business. The process of securing a potential property candidate may include completing contractual agreements such as an option agreement or a purchase agreement, which may include various contingencies and conditions precedent related to the ultimate consummation of the acquisition, investment, or transaction. Simultaneously with the securing of potential property candidates, the Company will advertise and market a property to prospective tenant candidates for a long-term, absolute-net lease agreement, which may include various contingencies and conditions precedent related to the ultimate commencement of the lease and tenancy. In order to deliver a successful investment property transaction, the Company must collectively receive all cannabis approvals from state and local governing authorities that may be required at a given property, secure a qualified tenant to lease and operate the property, and complete the acquisition of the property.

The Company’s current investment properties are located in Arizona, Illinois, and Michigan with 100% occupancy and a weighted average lease term over 10 years. Each of the Company’s leased properties is occupied by a commercial cannabis tenant.

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of March 2024, the Company leases land and/or building space at the six properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, and two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities. The Company considers the two cultivation sites in its portfolio as legacy properties, and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

While our primary focus is on investing in the acquisition of new properties to grow our portfolio, we may occasionally sell an asset when the circumstances and opportunity present a value opportunity for the Company.

Zoned Properties is in pursuit of property acquisitions that can be characterized as consumer-facing, retail dispensary properties that are positioned to be leased to retail dispensary cannabis tenants under net leasing structures. As of March 2024, the Company has agreements in place to acquire prospective investment properties with prospective cannabis tenants located in Arizona, Missouri, and Illinois. In the coming quarters and years, the Company plans to initiate and target its investment activity in Delaware, Maryland, Minnesota, Ohio, and other potential state-markets with robust cannabis consumer demand.

Over the past few years, the Company has completed a strategic shift in focus towards direct-to-consumer real estate that is leased to the best-in-class cannabis retailers in the industry. The Company will continue to utilize its proprietary property technology as a competitive edge when identifying investment properties.

There are significant challenges that take place when zoning, permitting, and developing real estate with facilities that intend to operate within a regulated industry, including the legalized cannabis industry. Each state and local jurisdiction may adopt specific zoning and permitting regulations that may be unique compared to alternative jurisdictions. The Company has gained valuable knowledge and developed best practices in this area by successfully completing projects for third party clients across the country in multiple states, as well as our own projects located in Arizona, Illinois, and Michigan, each highly regulated markets for the legalized cannabis industry. The Company intends to replicate this business model across the nation as markets mature and rules and regulations are established.

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

In the event a property is not currently zoned correctly or does not currently allow permitted use as a regulated cannabis facility, we may work with local authorities to rezone the property or seek changes to existing zoning codes or permitted uses. Our efforts may not be successful. In the event that local zoning, permitting or any other required cannabis approvals are not received, a prospective investment property opportunity may fail, in which case the Company would move to terminate any agreements in place with prospective property sellers and prospective tenants at the property. While the Company intends to include contingencies and conditions precedent in its agreements with property sellers and prospective tenants, it may be possible that these risk mitigants fail, causing the Company to incur fess and/or lose escrow deposits.

The Company has established a network of experts in various fields of real estate: title and escrow, property insurance, property lending, property technology, commercial banking, commercial brokerage, property design and construction, property management and operations, and property security in order to provide tenants and clients with a full-spectrum of real estate solutions to best meet their needs. We require our prospective tenants and clients to go through due diligence in order to meet the Company’s standards.

We are the sole member of 14 limited liability companies: Chino Valley, Green Valley, Kingman, Zoned Arizona, Zoned Advisory, ZP Data 1, ZP Data 2, Arizona Brokerage, Mississippi Brokerage, Florida Brokerage, Alabama Brokerage, Missouri Brokerage, ZPRE Holdings, and ZP Woodward. Six of these entities—Zoned Arizona, Green Valley, Kingman, Chino Valley, ZPRE Holdings, and ZP Woodward—have acquired land and/or real property and own our properties.

Many of the best-known, state-licensed cannabis operators from across the United States have approached Zoned Properties for strategic partnership related to the acquisition and leasing of retail dispensary properties and/or real estate services related to cannabis real estate projects. We are continuously evaluating these opportunities as we expand our investment property pipeline. Zoned Properties has built an active cannabis real estate investment and services ecosystem in which we are exploring various development partnerships, preferred service provider arrangements, and partnerships with capital funding sources.

As it relates to the regulated cannabis industry, we are strictly a non-plant touching organization. We believe that we are well positioned to benefit from ancillary development opportunities that the regulated cannabis industry presents without having to deal with the risk of directly cultivating, distributing, or dispensing the product, which is still illegal under federal law.

Our initial real estate services and property acquisition targets have been in Arizona. Recently, we have expanded real estate services, namely advisory services and brokerage services, across multiple state markets, and we have acquired properties in Michigan and Illinois. We believe that Arizona, Michigan and Illinois have established state-regulated cannabis programs with robust regulatory frameworks for licensing and operating within their respective regulatory marketplaces (i.e. the business environment in which our clients and tenants operate) and have strong consumer demand to support the business operators in their respective state marketplaces (i.e. the consumers that support our clients’ and tenants’ business operations). The Company expects to target expansion into new state marketplaces for both its real estate services and its acquisition of properties into its property investment portfolio that have strong growth trends in both regulatory frameworks and consumer demand. The Company believes these are two of the most important market factors that have influence related to the value of real estate development and property investment potential.

Recent Corporate History and Transactions

Our property located in Chino Valley is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as Hana Dispensaries.

Our property located in Green Valley is leased by Broken Arrow, doing business as Hana Dispensaries.

Our property located in Kingman is leased by CJK, Inc. (“CJK”), and subleased by Helping Camo LLC, doing business as Story Cannabis.

Our property located in Tempe is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs.

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Chino Valley, Arizona

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

In March 2024, the Company announced its plan to list its property in Chino Valley, Arizona (the “Chino Valley Property”) for sale at a purchase price of $16 million. This potential transaction marks a significant development in the Company’s strategic real estate portfolio optimization. The Chino Valley Property has been a valuable non-core asset within the Company’s property investment portfolio and this potential sale is part of a strategic shift to streamline the Company’s portfolio and concentrate efforts on a direct-to-consumer real estate strategy.

Green Valley, Arizona

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

Tempe, Arizona

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

Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2023 and 2022, contract liability related to this lease modification amounted to $281,340 and $298,565, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

Kingman, Arizona

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

Pursuant to the Kingman Lease, if pursuant to any assignment or sublease, CJK receives rent, either initially or over the Term of the assignment or sublease, in excess of the Rent called for hereunder, or in the case of this sublease of a portion of the Premises in excess of such Rent fairly allocable to such portion, after appropriate adjustments to assure that all other payments called for hereunder are appropriately taken into account, CJK shall pay to the Company, as Additional Rent hereunder, 50% of the excess of each such payment of rent received by CJK. Accordingly, the Company shall receive additional rent of $3,500 per month during the term of the sublease.

Additionally, the subtenant will pay a security deposit of $22,000 per the terms of the sublease. The Company and CJK have agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit).

Pleasant Ridge, Michigan

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

Chicago, Illinois

On December 15, 2023, ZPRE Holdings entered into an Agreement Regarding Purchase and Sale Contract (the “Agreement”), effective as of December 15, 2023, by and between Keystone, as assignor, and ZPRE Holdings as assignee. Pursuant to the terms of the Agreement, Keystone agreed to assign to ZPRE Holdings its right, title and interest in that certain Purchase and Sale Agreement dated May 5, 2022, by and between the Seller and Keystone, as amended (the “Original PSA”). Pursuant to the terms of the Original PSA, the Seller agreed to sell to Keystone certain real property located at 3499, 3451, and 3455 South Ashland Avenue, Chicago, Illinois, 60608 (the “Ashland Avenue Property”) in exchange for a purchase price of $1,250,000, to be paid by Keystone (the “Purchase Price”). Pursuant to the terms of the Agreement, ZPRE Holdings agreed to deposit the following amounts into escrow: (i) $40,000, representing reimbursement to Keystone or its designee for the earnest money deposit paid under the terms of the Original PSA, (ii) assignment fees of $185,000, and (iii) $1,210,000, representing the Purchase Price less the $40,000 earnest money payment. On January 19, 2024, the Company paid these funds in the aggregate amount $1,435,000.

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the Ashland Avenue Property. On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

On January 18, 2024, ZPRE Holdings entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Justice Grown Lease”), with a commencement date of January 19, 2024, by and between ZPRE Holdings, as landlord, and JG IL LLC (“Justice Grown”), as tenant. Pursuant to the terms of the Lease, ZPRE Holdings agreed to lease the Ashland Avenue Property to Justice Grown for use as a licensed recreational adult-use (and, if permitted, medical) cannabis dispensary in accordance with Illinois law. The Justice Grown Lease has a term of 15 years, with four five-year renewal terms.

Property Investment Portfolio

The Company considers tenants whose annual base rent exceeds over 10% of the Company’s annual rental income to be a Significant Tenant.

The Tempe Lease, Chino Valley Lease, and the Woodward Lease are considered significant and the tenants are referred to as the Significant Tenants.

During the years ended December 31, 2023 and 2022, all of the Company’s real estate properties are leased under triple-net and absolute-net leases to tenants that are controlled by Significant Tenants. For the years ended December 31, 2023 and 2022, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2023	% of Total Revenues	For the Year Ended December 31, 2022	% of Total Revenues
CJK*	$68,039	2.4%	$638,789	24.0%
Broken Arrow	1,120,431	38.8%	1,034,470	38.9%
VSM *	656,736	22.7%	54,728	2.1%
Woodward lease *	616,862	21.4%	48,297	1.8%
Total	$2,462,068	85.3%	$1,776,284	66.8%

*	Revenues from these Significant Tenants transitioned from CJK to VSM in December 2022.

As of December 31, 2023 and 2022, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2023 and 2022, the Significant Tenants collectively leased approximately 69.4% and 59.8% of the Company’s total assets, respectively. Through December 31, 2023, all rental payments have been made on a timely basis.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of the period ended December 31, 2023, consist of the following:

Future annual base rent:
2024	$2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
2028	2,288,173
Thereafter	24,899,631
Total	$36,230,469

Investment in Joint Ventures and Equity Investments

On December 31, 2023 and 2022, the Company held investments with aggregate carrying values of $4,923 and $58,293, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable.

On April 22, 2021, ZP Data 1 entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Pursuant to the Beakon Operating Agreement, ZP Data 1 purchased 50 units of Beakon for $50, which represents 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data 1 and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data 1 accounts for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. On December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970, its remaining net carrying value, because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive.

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represents 50% of the membership interests of Zoneomics Green and the other joint venture partner received 50% of the membership interests for the contribution of its intellectual property and a number of non-monetary contributions. identified in the Zoneomics Green Operation Agreement but provided no capital contributions. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics Green. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2023 and December 31, 2022, investment in equity securities amounted to $50,000.

Tenants and Clients

We target tenants for our Property Investment Portfolio activity and clients for our Real Estate Services activity who require assistance with the identification and development of regulated cannabis properties. Our ideal prospective tenants and/or clients will have a commitment to operating their business and real estate projects with an emphasis on sophistication, safety, and sustainability , and stewardship to the local community in which they operate.

We complete significant due diligence on prospective tenants and prospective clients. Credit-worthiness, character, and capital are all important variables that contribute to a target tenant and/or client for the Company.

Marketing

Currently, the Company uses general industry marketing to communicate its Property Investment Portfolio and Real Estate Services to industry operators and prospective clients. These include an industry newsletter that the Company distributes, as well as electronic and physical mailers directed to cannabis industry operators and property owners. Industry reputation, word-of-mouth, and networking are the primary tools the Company has used to complete the marketing of our services. We have previously and may in the future engaged with marketing, design, and public relations firms to assist with our industry branding and to help maintain an updated website, shareholder presentation, and profile outlining the Company’s services. These tools are created for transparency of operations and activities. Our executive management believes the reputation of having integrity is an essential tool for marketing and business development.

Competition

The commercial real estate market is highly competitive. We believe finding properties that are zoned an/or approved for the specific use of allowing regulated cannabis operations may be limited as more competitors enter the market. More competitors continue to enter the marketplace. We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, regulated cannabis operators themselves, all of whom, may compete against us in our efforts to secure and acquire real estate zoned and/or approved for cannabis operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the regulated cannabis business but have identified alternative value in a piece of real estate that we may be interested in acquiring.

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

Federal and State Regulation of Cannabis

Controlled Substances Act and “Cole Memorandum”

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. The United States Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid found in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis derived compounds as a safe and effective drug for any other indication.

In the United States, cannabis is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although certain states authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and, in case of direct conflict between federal and state law, the federal law shall apply. The Company faces risks for operating in an industry that is illegal under federal law, including that third party service providers could suspend or withdraw services. See section entitled “Risk Factors” herein.

Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most significant of these memoranda was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).

The Cole Memo offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo put forth eight prosecution priorities:

●	Preventing the distribution of marijuana to minors;

●	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

●	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

●	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

●	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

●	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Jefferson Sessions rescinded the Cole Memo by issuing a new memorandum to all United States Attorneys (the “Sessions Memo”). Rather than establish national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute ... with the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

The former Attorneys Generals who succeeded former Attorney General Sessions following his resignation have not provided a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. It is still not yet known whether the DOJ under President Biden and Attorney General Merrick Garland will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Attorney General Garland stated at a confirmation hearing in 2021 before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.” Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.”[1]

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys, and notwithstanding public statements to the contrary, federal law enforcement could enforce the CSA – and its criminal prohibition on commercial cannabis activity.

2018 Farm Bill

Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. Hemp and products derived from it that are lawfully cultivated or manufactured in accordance with the 2018 Farm Bill, U.S. Department of Agriculture regulations and applicable state laws may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January 2023, the FDA issued a statement in connection with its denial of three citizen petitions requesting that the agency engage in rulemaking to establish regulations under which CBD derived from hemp could be legally marketed as a dietary ingredient in foods and dietary supplements. The FDA stated that it is seeking assistance from Congress to create a new regulatory pathway that is better designed to regulate products that contain hemp derived cannabinoids, including CBD. In the interim, the FDA stated that products (including dietary supplements, conventional foods, and animal foods) on the market are at risk of FDA enforcement as the agency deems “appropriate.” To date, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright.

[1]	John Schroyer, (2021 February 22) Attorney general nominee Garland signals friendlier marijuana stance, available at https://mjbizdaily.com/attorney-general-nominee-merrick-garland-signals-friendlier-marijuana-stance/

Financial Institutions and Banking

Due to the CSA categorization of marijuana as a Schedule I drug, federal law also makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the United States Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). Therefore, under the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be charged with money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical and/or adult-use marijuana, the Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”), in 2014, issued guidance to prosecutors of money laundering and other financial crimes (the “FinCEN Guidance”). The FinCEN Guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses so long as that business is legal in their state and none of the federal enforcement priorities referenced in the Cole Memo are being violated (such as keeping marijuana away from children and out of the hands of organized crime). The FinCEN Guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:

1.	Verifying with the appropriate state authorities whether the business is duly licensed and registered;

2.	Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;

3.	Requesting from state licensing and enforcement authorities available information about the business and related parties;

4.	Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);

5.	Ongoing monitoring of publicly available sources for adverse information about the business and related parties;

6.	Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and

7.	Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

Because most banks and other financial institutions are unwilling to provide any banking or financial services to marijuana businesses, these businesses can be forced into becoming “cash-only” businesses. While the FinCEN Guidance decreased some risk for banks and financial institutions considering serving the industry, in practice it has not substantially increased banks’ willingness to provide services to marijuana businesses. This is because, as described above, the current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each marijuana business they accept as a customer.

Those state-chartered banks and credit unions that do have customers in the marijuana industry charge marijuana businesses high fees to pass on the added cost of ensuring compliance with the FinCEN Guidance. Unlike the Cole Memo, however, the FinCEN Guidance from 2014 has not been rescinded.

As a result, those businesses involved in the marijuana industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Controlled Substances Act Rescheduling

There have been recent developments regarding the potential for cannabis to be removed from the most restrictive schedule under the CSA. On October 6, 2022, President Joe Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”), Xavier Becerra, and Attorney General Merick Garland initiate a scientific review of the basis for cannabis’ scheduling under the CSA. After approximately 11 months of review, on August 29, 2023, HHS Assistant Secretary of Health, Rachel Levine, sent a letter to Drug Enforcement Administration (“DEA”) Administrator, Anne Milgram, recommending rescheduling marijuana from Schedule I to Schedule III of the CSA. The recommendation was based on a scientific and medical review by the FDA with an analysis of the eight factors determinative of control of a substance under the CSA.

As a result, the DEA can now initiate a formal rule-making process that would potentially reschedule marijuana from its current Schedule I classification. The DEA is bound by the HHS recommendation in regard to the scientific and medical matters but can ultimately make a different scheduling decision. The DEA may also account for the United States’ treaty obligations, including the United Nations Single Convention on Narcotics. The DEA will consider several factors that include: (1) marijuana’s actual or relative potential for abuse, (2) scientific evidence of its pharmacological effect, (3) the state of current scientific knowledge; (4) history and current pattern of abuse, (5) scope, duration, and significance of abuse, (6) risks to public health, (7) psychic or psychological dependence liability, and (8) whether marijuana is an immediate precursor of a substance already controlled under the CSA. The DEA has not yet started a formal rule-making process, which would require a public hearing on the record with an administrative law judge(s) making the final decision whether to adopt the new regulation. The regulation would be subject to challenges and judicial review. The DEA is not under a required timeline to initiate and complete this process and has not yet initiated the process.

On September 13, 2023, the Congressional Research Service (“CRS”) published a report stating that the DEA is “likely” to reschedule marijuana according to the HHS recommendation. According to the CRS report, this would have “broad implications for federal policy” and potentially impact state medical and recreational programs. If rescheduling occurs, various federal agencies such as the DOJ, FDA, FinCEN, and the Internal Revenue Service (“IRS”) may issue additional memoranda providing further regulatory, tax, and enforcement priority instruction as it relates to marijuana that would replace the previous guidance.

As of December 31, 2023, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 24 of these states –Alaska, Arizona, California, Colorado, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Vermont, Virginia and Washington – marijuana is legal for adult-use regardless of medical condition, although not all of those jurisdictions have fully implemented their legalization programs.

Internal Revenue Code, Section 280E

An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. As a result of Section 280E, the effective tax rate for many of the Company’s tenants and clients can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. If rescheduling were to occur, it is anticipated that the IRS will provide additional guidance on Section 280E and its applicability to the Company’s business.

Federal Protections

Moreover, certain temporary federal legislative enactments that protect the medical marijuana industries have also been in effect for several years. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by the past three presidents. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrabacher-Farr Amendment” after its original lead sponsors.

Notably, the Rohrabacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. While the Rohrabacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

There is a growing consensus among marijuana businesses and numerous congressmen and congresswomen that guidance and temporary legislation are an inappropriate way to protect cannabis businesses. Numerous bills have been introduced in Congress in recent years to decriminalize aspects of state-legal marijuana trades. This has led to a bipartisan Congressional Marijuana Working Group in Congress. In December 2022, the U.S. House of Representatives and Senate passed, and President Biden signed into law, the Medical Marijuana and Cannabidiol Research Expansion Act, which provides for significantly broader opportunities to study cannabis. Other important measures have received successful votes in congressional committees or passage in the U.S. House of Representatives. For instance, the SAFE Banking Act, which had more than 200 cosponsors and would prevent federal banking regulators from taking adverse actions against financial institutions solely due to an institution’s provision of financial services to state-legal marijuana businesses, passed the U.S. House of Representatives with strong bipartisan support in 2019 and 2021, and again passed the House as an amendment to the America COMPETES Act in 2022. However, the SAFE Banking Act has failed to pass the U.S. Senate.

For these reasons, the Company’s investments in the U.S. cannabis market may subject the Company to heightened scrutiny by regulators, stock exchanges, clearing agencies and other U.S. authorities. See section entitled “Risk Factors” herein.

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

Employees

As of December 31, 2023, we had nine full-time and part-time employees, including our chief executive officer and chief operating officer. We have established a national network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring the best-qualified individuals for our various workforce needs, with an emphasis on retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a strong working relationship with our employees and have not experienced any labor disputes.

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

Although we generate positive cash flows from operations, we may need to raise additional capital to fund our expansion.

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

If we fail to diversify our property investment portfolio or advisory and real estate services offered, downturns relating to certain industries or business sectors or the financial stability of our significant tenants may have a significant adverse impact on our assets and our ability to pay our operating expenses or pay dividends than if we had a diversified property portfolio and service offerings.

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2023 and 2022, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties and our property located in Pleasant Ridge, Michigan. As of December 31, 2023 and 2022, these Significant Tenants represented approximately 69.4% and 59.8% of total assets, respectively. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

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

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector has experienced significant volatility and such volatility is expected to continue in 2024. Obtaining favorable financing in the current environment remains challenging.

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

Our inability or failure to manage our growth and expansion effectively could harm our business, and materially and adversely affect our operating results and financial condition.

Unfavorable global economic, business or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak and conflicts in Ukraine and the Middle East. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our properties and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our tenants, possibly resulting in delays in tenant payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. We previously purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2024. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

Risks Related to Government Regulation

Marijuana remains illegal under federal law, and therefore, strict enforcement of federal laws regarding marijuana would likely result in our inability and the inability of our tenants to execute our respective business plans.

In the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, as of December 31, 2023, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 21 of these states, marijuana has been legalized for adult use, although not all of those jurisdictions have fully implemented their legalization programs. These include the states in which the Company operates. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule 1 controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations poses material risks to the Company and its tenants.

Federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Attorney General Garland stated at a confirmation hearing before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.”1 Garland reiterated this view at a Senate Appropriations subcommittee hearing on April 26, 2022. When asked by Senator Brian Schatz whether he intended to reissue guidance encouraging federal prosecutors to use discretion in marijuana cases in states that have legalized. “I laid this out in my confirmation hearing, and my view hasn’t really changed since then,” Garland replied. “The Justice Department has almost never prosecuted use of marijuana, and it’s not going to be.”2 Marijuana prosecutions are “not an efficient use of the resources given the opioid and methamphetamine epidemic that we have,” he said. However, Garland declined to comment on whether the Department of Justice intended to formally re-adopt the Cole Memo. Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.” Nevertheless, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Federal law is separate from state law in these circumstances; therefore, the federal government can assert criminal violations of federal law despite state law.

Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are believed to be in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. Accordingly, there are significant risks associated with our business.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers. The Company’s subsidiaries lease to our tenants the properties we own, but we do not have actual or contractual access to the systems or information maintained or used by our tenants. Our tenants are directly or indirectly (through their own service providers) responsible for maintaining programs and processes to protect their systems and information from various risks from cybersecurity threats.

We will develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our cybersecurity risk management program shall include:

●	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on our cybersecurity risks and cybersecurity risk management program.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 8360 E. Raintree Drive, #230, Scottsdale, AZ 85260. On March 15, 2022, we entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term shall begin on March 15, 2022 and expire on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. The monthly base rent was $2,932 per month through November 30, 2022, $3,005 from December 1, 2022 through November 30, 2023, and $3,078 from December 1, 2023 through November 30, 2024.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net or absolute-net lease model. The property investment portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) land and real property in Tempe Arizona, (iv) land and real property of approximately 47 acres in Chino Valley, Arizona, (v) land and real property in Pleasant Ridge, Michigan and (vi) land and real property in Chicago, Illinois which we recently acquired in January 2024. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona, Pleasant Ridge, Michigan and Chicago, Illinois are currently leasing space to tenants that operate licensed cannabis facilities. As of December 31, 2023, each of our leased properties was generating revenue, except our Chicago, Illinois property which we acquired in January 2024.

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

Quarter Ended	High	Low
December 31, 2023	$0.60	$0.37
September 30, 2023	$0.80	$0.52
June 30, 2023	$0.80	$0.52
March 31, 2023	$0.73	$0.58

December 31, 2022	$0.85	$0.57
September 30, 2022	$0.77	$0.57
June 30, 2022	$0.84	$0.53
March 31, 2022	$0.83	$0.50

On March 25, 2024, the closing price of our common stock on the OTCQB was $0.50 per share.

Holders of Common Stock

As of March 26, 2024, there were approximately 101 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which are reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”), options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2022, 1,012,500 stock option awards have been granted under the 2016 Plan. On December 31, 2023, 8,987,500 shares are available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 26, 2024, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 12,201,548 were issued and 12,101,548 were outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. The Company aspires to innovate within the real estate development sector, focusing on direct-to-consumer real estate that is leased to the best-in-class cannabis retailers. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice.

The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The core of our business operations involves identifying, securing, acquiring, and leasing commercial properties that intend to operate within highly regulated industries, including the legalized cannabis industry. Within highly regulated industries, local municipalities typically develop strict regulations, including zoning and permitting requirements related to commercial real estate, that dictate the specific locations and parameters under which regulated properties can operate, including cannabis properties. We often refer to these requirements as cannabis approvals. These regulations often include complex permitting processes that require longer development timelines than traditional commercial real estate and can include non-standard codes governing each location; for example, restricting a regulated property or facility from operating within a certain distance of any parks, schools, churches, or residential districts, or restricting a regulated property from operating outside a defined set of hours of operation. When an organization can collaborate with local representatives, a proactive set of rules and regulations can be established and followed to meet the needs of both the regulated operators and the local community.

Due to the complex nature of the Company’s core business operations and target investment properties, the Company may secure dozens of potential property candidates for acquisition and prospective tenant candidates for leasing at any given time, all in the normal course of business. The process of securing a potential property candidate may include completing contractual agreements such as an option agreement or a purchase agreement, which may include various contingencies and conditions precedent related to the ultimate consummation of the acquisition, investment, or transaction. Simultaneously with the securing of potential property candidates, the Company will advertise and market a property to prospective tenant candidates for a long-term, absolute-net lease agreement, which may include various contingencies and conditions precedent related to the ultimate commencement of the lease and tenancy. In order to deliver a successful investment property transaction, the Company must collectively receive all cannabis approvals from state and local governing authorities that may be required at a given property, secure a qualified tenant to lease and operate the property, and complete the acquisition of the property.

The Company’s current investment properties are located in Arizona, Illinois, and Michigan with 100% occupancy and a weighted average lease term over 10 years. Each of the Company’s leased properties is occupied by a commercial cannabis tenant.

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of March 2024, the Company leases land and/or building space at the six properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, and two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities. The Company considers the two cultivation sites in its portfolio as legacy properties, and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

As of March 26, 2024, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	October 2014	May 2014	Dec 22/Feb 23	January 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039
No. of Tenants	1	1	1	1	1	1

Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	54.03

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	2,342,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Vacant Rentable Sq. Ft.	-	-	-	-	-	-	-

Sq. Ft. rented as of March 26, 2024	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Annual Base Rent (*,**)
2024	$610,053	$1,050,970	$42,000	$48,000	$494,712	$109,996	$2,355,731
2025	610,053	1,050,970	42,000	48,000	509,553	226,596	2,487,172
2026	598,589	1,050,970	42,000	48,000	524,840	233,394	2,497,793
2027	590,400	1,050,970	42,000	48,000	540,585	240,395	2,512,350
2028	590,400	1,050,970	42,000	48,000	556,803	247,607	2,535,780
Thereafter	6,691,200	11,910,988	476,000	544,000	5,277,443	2,923,698	27,823,329
Total	$9,690,695	$17,165,838	$686,000	$784,000	$7,903,936	$3,981,686	$40,212,155

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL
2024	$9.8	$10.8	$29.2	$32.1	28.2	39.3
2025	$9.8	$10.8	$29.2	$32.1	29.1	80.9
2026	$9.8	$10.8	$29.2	$32.1	29.9	83.4
2027	$9.8	$10.8	$29.2	$32.1	30.8	85.9
2028	$9.8	$10.8	$29.2	$32.1	31.8	88.4

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2023 and 2022, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2023 and 2022.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues

For the years ended December 31, 2023 and 2022, revenues by reportable business segments were as follows:

	Years Ended December 31,
	2023	2022
Revenues:
Property investment portfolio	$2,481,892	$1,795,719
Real estate services	405,099	864,371
Total revenues	$2,886,991	$2,660,090

For the year ended December 31, 2023, total revenues amounted to $2,886,991, including property investment portfolio revenues $2,481,892, which consists of rental revenues, as compared to total revenues of $2,660,090, including rental revenues of $1,795,719, for the year ended December 31, 2022, an overall increase of $226,901, or 8.5%. This increase was attributable to an increase in rental revenues of $686,173, or 38.2%, offset by a net decrease in real estate services revenues of $459,272, or 53.1%, attributable to a decrease in commissions earned on real estate listings of $518,522, offset by an increase in advisory services revenues of $59,250.

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

Operating expenses

For the year ended December 31, 2023, operating expenses amounted to $2,717,804 as compared to $2,769,041 for the year ended December 31, 2022, a decrease of $51,237, or 1.8%. For the years ended December 31, 2023 and 2022, operating expenses consisted of the following:

	Years Ended December 31,
	2023	2022
Compensation and benefits	$1,326,485	$1,232,414
Professional fees	388,807	352,643
Brokerage fees	64,680	431,029
General and administrative expenses	367,175	275,862
Depreciation and amortization	380,761	360,493
Real estate taxes	163,896	116,912
Business development costs	26,000	-
Gain on sale of rental property	-	(312)
Total	$2,717,804	$2,769,041

●	For the year ended December 31, 2023, compensation and benefit expense increased by $94,071, or 7.6%, as compared to the year ended December 31, 2022. The increase was attributable to an increase in compensation and benefits of $314,183 related to the addition of multiple new full-time and part-time team members, and an increase in health insurance expense, offset by a decrease in stock-based compensation of $220,112. The decrease in stock-based compensation was from a decrease in accretion of stock option expense. During the second quarter of 2022, we began to hire additional staff related to the diversification of our real estate services for the expansion of both advisory services and brokerage services.

●	For the year ended December 31, 2023, professional fees increased by $36,164, or 10.3%, as compared to the year ended December 31, 2022. This increase was primarily attributable to an increase in accounting fees of $15,740, an increase in consulting fees of $97,739, and an increase in other professional fees of $1,022, offset by a decrease in legal fees of $11,782, and a decrease in public relations fees of $66,555.

●	For the years ended December 31, 2023 and 2022, we recorded brokerage fees amounting to $64,680 and $431,029, respectively, representing a decrease of $366,349, or 85.0%, from 2022 to 2023. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the year ended December 31, 2023, general and administrative expenses increased by $91,313, or 33.1%, as compared to the year ended December 31, 2022. These increases were primarily attributable to an increase in operating activities related to attendance at various industry-related conferences, an increase in technology services, and an increase in travel expense.

●	For the year ended December 31, 2023, depreciation expense increased by $20,268, or 5.6%, as compared to the year ended December 31, 2022. This increase was related to an increase depreciation of rental properties associated with the purchase of the Pleasant Ridge, MI property, offset by a decrease in amortization of intangible assets which were fully amortized.

●	For the year ended December 31, 2023, real estate taxes increased by $46,984, or 40.2%, as compared to the year ended December 31, 2022. This increase was attributable to an increase in assessed real taxes associated with improvements made on our Chino Valley property and the purchase of the Pleasant Ridge, MI property.

●	For the year ended December 31, 2023, business development costs increased by $26,000, or 100.0%, as compared to the year ended December 31, 2022. This increase was attributable to an increase in business development activities and includes costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

●	For the year ended December 31, 2022, we recorded a gain from sale of property and equipment of $312 as compared to $0 for the year ended December 31, 2023.

Income (loss) from operations

As a result of the factors described above, for the year ended December 31, 2023, income from operations amounted to $169,187 as compared to a loss from operations of $(108,951) for the year ended December 31, 2022, a positive change of $278,138, or 255.3%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the year ended December 31, 2023, total other expenses, net amounted to $657,335 as compared to total other expenses, net of $449,143, respectively, representing an increase of $208,192, or 46.3%. This increase was attributable to an increase in interest expense of $463,543 primarily related to an increase in notes payable and a decrease in interest income of $13,000, offset by a decrease in loss in fair value from an interest rate swap of $57,595 and a decrease in loss on note receivable investment of $210,756 due to the impairment of such investment.

Equity method loss

For the years ended December 31, 2023 and 2022, we incurred an equity method loss of $52,110 and $16,261, respectively, an increase of $35,849, or 220.5%. During the year ended December 31, 2023, we recorded an impairment loss from unconsolidated joint ventures of $45,000 and a loss from unconsolidated joint ventures of $7,110. During the year ended December 31, 2022, we recorded a loss from unconsolidated joint ventures of $16,261. On December 31, 2023, we recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of our equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing our Zoneomics business model was at risk and that our ability to recover the carrying amount of the investment in Zoneomics was impaired.

Net loss

As a result of the foregoing, for the years ended December 31, 2023 and 2022, net loss amounted to $540,258, or $0.04 per common share (basic and diluted), and $574,355, or $0.05 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $3,099,795 and $4,335,840 as of December 31, 2023 and 2022, respectively.

Our primary uses of cash have been for compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income, and real estate services, which primarily includes advisory fees and brokerage fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows,

●	The cost of being a public company,

●	An increase in investments in joint ventures and other projects, and

●	An increase in investments in rental properties.

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report on Form 10-K. Other than revenue received from the lease of our rental properties and real estate services, and from a bank note, we presently have no other significant alternative source of working capital.

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

23616 Land Contract Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contract note in the amount of $1,425,000 (the “Woodward Property Note Payable”). The Woodward Property Note Payable bears interest at 9% per annum and is due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and

2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On December 31, 2023, principal and interest due on the Woodward Property Note Payable amounted to $1,408,962 and $0, respectively. On December 31, 2022, principal and interest due on the Woodward Property Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,269 and $0, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and real estate services revenues and the attainment of new advisory and brokerage clients. Our real estate properties are leased to Significant Tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of December 31, 2023 and 2022, we had an asset concentration related to our Significant Tenant leases. As of December 31, 2023 and 2022, these Significant Tenants represented approximately 69.4% and 68.7% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Years Ended December 31, 2023 and 2022

Net cash flow provided by operating activities was $82,547 for the year ended December 31, 2023, as compared to net cash flow provided by operating activities of $871,901 for the year ended December 31, 2022, representing a decrease of $789,354.

●	Net cash flow provided by operating activities for the year ended December 31, 2023 primarily reflected a net loss of $540,258 adjusted for the add-back of non-cash items consisting of depreciation of $380,761, amortization of debt discount of $18,460, accretion of stock-based stock option expense of $116,643, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $8,370, a non-cash impairment loss from unconsolidated joint ventures of $45,000, and a loss from the changes in fair value from an interest rate swap of $32,642, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $167,393 attributable to rent abatement on our new tenant lease at our Woodward Properties, a decrease in prepaid expenses and other assets of $31,653, a decrease in lease incentive receivable of $27,523, an increase in accounts payable of $9,576, a decrease in accrued expenses of $11,698, an increase in contract liabilities of $42,861, and an increase in security deposits payable of $71,060 attributable to the collection of additional security deposit on our Woodward Properties.

●	Net cash flow provided by operating activities for the year ended December 31, 2022 primarily reflected a net loss of $574,355 adjusted for the add-back of non-cash items consisting of depreciation of $351,043, amortization expense of $9,450, accretion of stock-based stock option expense of $336,755, a loss on note receivable investments of $210,756 attributable to the recording of an allowance for uncollectible amounts, a loss from unconsolidated joint ventures of $16,261, and a loss from the changes in fair value from an interest rate swap of $90,237, offset by changes in operating assets and liabilities primarily consisting of an increase in contract liabilities of $298,565 attributable to the receipt of cash of a $300,000 assignment fee which was reflected in contract liabilities on the accompanying consolidated balance sheet and will be amortized into rental revenue on a straight-line basis over the remaining term of the lease, and an increase in security deposits payable of $147,600 attributable to the collection of additional security deposit on our Tempe property.

During the year ended December 31, 2023, net cash flow used in investing activities amounted to $1,239,084 as compared to net cash used in investing activities of $2,009,213, a decrease of $770,129. During the year ended December 31, 2023, net cash used in investing activities was attributable to the purchase of rental property of $1,007,941 primarily in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $38,016, and an increase in escrow deposits of $192,048 in connection with escrow deposits made on other potential acquisitions of rental properties. During the year ended December 31, 2022, net cash used in investing activities was attributable to an increase in lease incentive receivables related to the disbursement of $500,000 to a Significant Tenant to be used for leasehold improvements, the purchase of rental property of $867,549 in connection with the acquisition of property in Pleasant Ridge, Michigan, the purchase of property and equipment of $3,764, an increase in escrow deposits of $590,000 in connection with the acquisition of additional property in Pleasant Ridge, Michigan which closed in February 2023, and cash used to invest in equity securities of $50,000. These uses of cash in investing activities were offset by proceeds from the sale of property and equipment of $2,100.

During the year ended December 31, 2023, net cash used in financing activities amounted to $79,508 and consisted of the repayment of notes payable of $64,508 and the purchase of treasury stock of $15,000. During the year ended December 31, 2022, net cash provided by financing activities amounted to $4,281,212 and consisted of net proceeds from notes payable of $4,315,404, offset by the repayment of notes payable of $14,192 and the repayment of notes payable – related party of $20,000.

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

The following tables summarize our contractual obligations as of December 31, 2023 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	760	150	240	240	130
Notes payable	6,276	99	225	1,820	4,132
Total	$9,036	$249	$465	$2,060	$6,262

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2023, the notional amount of our interest rate swaps was $4,461,260. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the critical ones related to an interest rate swap, the allowance for accounts receivable, impairment of rental properties, the valuation of our investments in unconsolidated joint ventures, and valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2023	Interest Rate	Maturity	Fair Value of Liability on December 31, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,461,260	7.65%	December 10, 2032	$122,879	$90,237

Accounts receivable and notes receivable

We recognize an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, we adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

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

Impairment occurs when the carrying amount of our rental properties exceeds its recoverable amount. For our rental property, we considered the recoverable amount to be the respective properties fair value less costs to sell (FVLCS) plus its value in use (VIU). The recoverable amount is the higher of the asset’s fair value less costs to sell (FVLCS) and its value in use (VIU). FVLCS and VIU as defined as follows:

■	Fair Value Less Costs to Sell (FVLCS):

■	Fair value is typically determined by market prices or appraisals or tax value.

■	Subtract any costs that would be incurred to sell the asset (like commissions).

■	Value in Use (VIU):

■	This is the present value of the future cash flows the asset is expected to generate.

■	Cash flows should be based on leases in place.

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

In 2022, the fair value of stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 109.83%; risk-free interest rate of 2.88%; and an estimated holding period of 10 years. We did not grant any stock options in 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-31 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	36	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary
Berekk Blackwell	34	President and Chief Operating Officer
Art Friedman	64	Independent Director, Chair of the Compensation Committee
Alex McLaren, MD	71	Director, Chair of the Strategic Committee
David G. Honaman	72	Independent Director, Chair of the Audit Committee
Derek Overstreet, PhD.	37	Independent Director
Jody Kane	44	Independent Director, Chair of the Nominating and Governance Committee

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

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2023 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2023 and 2022because of his employment as our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal years ended December 31, 2023 and 2022 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders, as may be applicable.

The Board of Directors held two meetings during the fiscal year ended December 31, 2023. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has four committees: the Audit Committee, the Strategic Committee, the Compensation Committee, and the Nominating and Governance Committee. As of March 26, 2024, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic	Nom. & Gov
Independent Directors
Art Friedman	X	Chair	X	X
David G. Honaman	Chair	X	X	X
Derek Overstreet	X	X	X	X
Jody Kane	X	X	X	Chair

Non-Independent Director
Alex McLaren, MD		X	Chair	X

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Honaman, meets the definition of an “audit committee financial expert” as established by the SEC, and that Mr. Friedman, Dr. Overstreet, and Mr. Kane as the three other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

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

The Audit Committee held four meetings during the fiscal year ended December 31, 2023.

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

The Compensation Committee held two meetings during the fiscal year ended December 31, 2023.

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

The Strategic Committee held two meetings during the fiscal year ended December 31, 2023.

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

The Nominating and Governance Committee held two meetings during the fiscal year ended December 31, 2023.

During the fourth quarter of the fiscal year ended December 31, 2023, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following 2023 Summary Compensation Table (the “SCT”) summarizes all compensation recorded by us for the years ended December 31, 2023 and 2022 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K (each, an “NEO” and collectively, the “NEOs”).

2023 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren,	2023	250,000	-	-	-	-	-	-	250,000
Chief Executive Officer and Chief Financial Officer	2022	246,758	-	-	-	-	-	-	246,758

Berekk Blackwell,	2023	185,294	-	-	-	-	-	-	185,294
President and Chief Operating Officer (1)	2022	148,269	22,450	-	55,334	-	-	-	226,053

Daniel Gauthier	2023	130,433	-	-	-	-	-	-	130,433
Former Chief Legal Officer and Chief Compliance Officer (2)	2022	83,077	-	-	82,420	-	-	15,011	180,508

(1)	Mr. Blackwell was appointed as our Chief Operating Officer on July 1, 2021. On January 21, 2022, we granted Mr. Blackwell a stock option pursuant to our 2016 Equity Compensation Plan to purchase 75,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the stock option was January 21, 2022 and the options expire on January 21, 2032. The option vests as to (i) 15,000 of such shares on January 21, 2022; and (ii) as to 7,500 of such shares on January 21, 2023 and each year thereafter through January 21, 2030. The fair value of this option grant was $55,334 and we will record stock-based compensation expense over the vesting period.
(2)	On July 1, 2022, we granted Mr. Gauthier a stock option, pursuant to our 2016 Equity Compensation Plan, to purchase 125,000 of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the stock option was July 1, 2022 and the option expires on July 1, 2032. The option vests as to (i) 25,000 of such shares on July 1, 2022; and (ii) as to 10,000 of such shares on July 1, 2023 and each year thereafter through July 1, 2032. We valued this stock option at a fair value of $82,420 and we record stock-based compensation expense over the vesting period. Amounts reflected under “All Other Compensation” related to consulting fees paid to Mr. Gauthier prior to him becoming our Chief Legal Officer. In September 2023, Mr. Gauthier resigned as Chief Legal Officer and Chief Compliance Officer to pursue other business opportunities.
(3)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 11 – Shareholders’ Equity”.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2023.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	225,000	25,000	(a)	—	1.00	12/26/2026	—	—	—	—
Berekk Blackwell	45,000	80,000	(b)	—	1.00	1/1/2031	—	—	—	—
Berekk Blackwell	22,500	52,500	(c)	—	1.00	1/21/2032	—	—	—	—

(a)	Vest annually at 25,000 options per year through December 2024.
(b)	Vest annually at 10,000 options per year through January 1, 2031.
(c)	Vest annually at 7,500 options per year through January 21, 2030.

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

2023 Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
2023	$250,000	$228,486	$157,864	$104,921	$116.55	$(540,258)
2022	$246,758	$228,999	$203,280	$194,180	$174.78	$(574,355)
2021	$225,225	$250,283	$166,355	$196,358	$180.65	$(165,819)

(1)	The principal executive officer (“PEO”) in 2023, 2022 and 2021 is Bryan McLaren, our Chief Executive Officer and Chief Financial Officer. The non-PEO NEOs in the 2023 and 2022 reporting year are Berekk Blackwell and Dan Gauthier. The non-PEO NEO in the 2021 reporting year was Berekk Blackwell.

(2)	The CAP was calculated beginning with the PEO’s SCT total. The following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock Awards Deducted from SCT	Stock Awards Added to CAP	Stock Option Awards Deducted from SCT	Stock Option Awards Added to CAP	Total CAP A - (B + D)
	(A)	(B)	(C)	(D)	(E)	+ (C + E)
PEO
2023	$250,000	$-	$-	$-	$(21,514)	$228,486
2022	$246,758	$-	$-	$-	$(17,759)	$228,999
2021	$225,225	$-	$-	$-	$25,058	$250,283

Average Non-PEO NEO
2023	$157,864	$-	$-	$-	$(52,943)	$104,921
2022	$203,280	$-	$-	$(137,754)	$128,654	$194,180
2021	$166,355	$-	$-	$(48,677)	$78,680	$196,358

(3)	The fair value of stock options reported for CAP purposes in columns (C) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2023, 2022 and 2021 were as follows:

Grant Year	2023	2022	2021
Volatility	52.2 – 106.66%	106.66 – 112.26%	108.73 – 117.03%
Expected life (in years)	3 – 7 years	4 – 10 years	5 – 10 years
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	3.94 – 4.01%	1.75 – 3.94%	0.93 – 1.26%

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards have been granted under the 2016 Plan. On December 31, 2023, 8,987,500 shares are available for future issuance.

The Company also continues to maintain its 2014 Plan, pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,012,500	$0.77	8,987,500
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	2,262,500	$0.95	8,987,500

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2023 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2023 Summary Compensation Table”.

2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Art Friedman	-	-	-	-
David G. Honaman	-	-	-	-
Alex McLaren, MD	-	-	-	-
Derek Overstreet	-	-	-	-
Jody Kane	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 26, 2024, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 26, 2024, there were 12,101,548 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	287,500	(1)	2.3%
Berekk Blackwell	78,379	(2)	*
Art Friedman	179,725	(3)	1.8%
Alex McLaren, MD	1,746,667	(4)	14.2%
David G. Honaman	185,000	(5)	1.5%
Derek Overstreet, PhD	178,237	(6)	1.5%
Jody Kane	136,521	(7)	1.1%
All executive officers and directors as a group (seven persons)	2,792,029	(8)	23.2%

Other 5% Stockholders:
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,262,500		10.4%

Melinda Jay Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,250,000		10.3%

Joseph Bartonek c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	756,250		6.2%

*	Less than 1%.
(1)	Includes 225,000 vested stock options.
(2)	Includes 67,500 vested stock options.
(3)	Includes 70,000 vested stock options.
(4)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 85,000 vested stock options.
(5)	Includes 85,000 vested stock options.
(6)	Includes 80,000 vested stock options.
(7)	Includes 70,000 vested stock options and 13,175 shares owned by Diamond Bridge Capital, LP, which is 50% owned by Mr. Kane. Mr. Kane’s shares voting and dispositive power over these shares with the other 50% owner of Diamond Bridge Capital, LP.
(8)	Includes 682,500 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000		50.0%	45.5	%(2)

Alex McLaren c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	45.8	%(4)

(1)	As a result of the multiple votes accorded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.5% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 45.8% of the voting power of the Company.

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

For the years ended December 31, 2023 and 2022, interest expense – related party amounted to $0 and $600, respectively.

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

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because of his employment as our Chairman of the Board, CEO, CFO, and Treasurer. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2022 because Dr. McLaren is the father of Bryan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for professional services rendered by Salberg & Company, P.A. for the year ended December 31, 2023, and for professional services rendered by D. Brooks and Associates CPAs, P.A. for the year ended December 31, 2022:

Fees	2023	2022
Audit Fees	$63,900	$58,000
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$63,900	$58,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2023 and 2022, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2023 and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2023 and 2022. As a result, there were no other fees billed or paid during 2023 and 2022.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
3.2	Bylaws of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
4.1*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman (incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017).
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.5	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.6	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.7+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016).
10.8	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016).
10.9	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016).
10.10	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.11	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.12	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.13	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017).
10.14	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.15	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.16	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.17	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.18+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.19+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.20	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.21	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).

10.22	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020).
10.23	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.24	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.25	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.26	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.27	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021).
10.28	Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated April 15, 2021 (Incorporated by reference to exhibit 99.1 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021).
10.29	Amendment to Vacant Land/Lot Purchase Contract between AZ2CAL Enterprises, LLC (as Buyer) and Gilbert Property Management, LLC (as Seller) dated May 17, 2021 (Incorporated by reference to exhibit 99.2 to Current Report on Form 8-K filed with the SEC by the Company on June 9, 2021).
10.30	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).
10.31	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.32	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.33	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
10.34	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Zoned Arizona Properties, LLC and VSM AZ LLC (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.35	Guaranty of Payment and Performance, dated November 30, 2022, by GDL Inc. in favor of Zoned Arizona Properties, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.36	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Kingman Property Group, LLC and CJK, Inc. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.37	Option Agreement, dated as of December 1, 2022, by and between ZP RE MI Woodward, LLC and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.38	Master Agreement for Purchase and Sale, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.39	Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of November 29, 2022, by and between ZP RE MI Woodward, LLC and Rapid Fish 2 LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.40	Real Estate Repurchase Agreement, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.41	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.42	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.43	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.44+	Employment Agreement, entered into on July 26, 2022 and effective as of July 1, 2022, by and between the registrant and Berekk Blackwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 27, 2022).
10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated October 5, 2022, by and between ZP RE Holdings, LLC a wholly owned subsidiary of the registrant, and Neal Bradley Starr (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on October 12, 2022).
10.46+	Employment Agreement, entered into on May 27, 2022 and dated as of June 1, 2022, by and between the registrant and Daniel Gauthier (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).

10.47+	Stock Option Agreement, entered into on May 27, 2022 and dated as of July 1, 2022, by and between the registrant and Mr. Gauthier (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.48	First Amendment Loan Agreement, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.49	Amended and Restated Promissory Note, dated as of December 7, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.50	Acknowledgement of Amendment and Reaffirmation of Guaranty, dated as of December 7, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.51	Interest Rate Swap Transaction Confirmation, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.52	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.53	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.54	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.55	Agreement Regarding Purchase and Sale Contract, dated as of December 15, 2023, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.56	Purchase and Sale Agreement, dated as of May 5, 2022, by and between Lakeside Bank, as Trustee under Trust Agreement dated October 7, 2004 and known as Trust Number 10-2749 and Daniel Kravetz and Keystone Ventures, LLC as assignee, as amended through January 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.57	Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.58	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 18, 2024, by and between ZP RE Holdings, LLC and JG IL LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.59	Guaranty of Payment and Performance, dated as of January 18, 2024, by JG Holdco LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.60	Security Agreement, dated as of January 18, 2024, made by and among JG IL LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.61	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 23, 2023, by and between NWC Dysart & Bell, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.62	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 2, 2024, by and between ZP RE Holdings, LLC and The Pharm, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.63	Guaranty of Payment and Performance, dated as of February 27, 2024, by The Pharm, LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
23.2*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A. *
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 26, 2024	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chairman, Chief Executive Officer, Chief Financial Officer, And Treasurer	March 26, 2024
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 26, 2024
Derek Overstreet

/s/ Art Friedman	Director	March 26, 2024
Art Friedman

/s/ Alex McLaren	Director	March 26, 2024
Alex McLaren

/s/ David G. Honaman	Director	March 26, 2024
David G. Honaman

/s/ Jody Kane	Director	March 26, 2024
Jody Kane

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 and 2022

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zoned Properties, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 26, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Zoned Properties, Inc. (the Company) as of December 31, 2022 and the related consolidated statement of operations, stockholders’ equity, and cash flow for year ended December 31, 2022 and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company’s auditor from 2018 to 2023.

Palm Beach Gardens, FL

March 28, 2023

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Cash	$3,099,795	$4,335,840
Accounts receivable	136,572	138,825
Deferred rent	371,472	204,079
Lease incentive receivable	449,541	477,064
Rental properties, net	10,040,524	8,388,136
Prepaid expenses and other assets	27,476	59,129
Escrow deposits	177,048	590,000
Capitalized permit costs	38,016	-
Property and equipment, net	7,699	11,828
Operating lease right of use asset, net	32,213	65,381
Investment in unconsolidated joint ventures	4,923	58,293
Investment in equity securities	50,000	50,000
Security deposits	2,272	2,272

Total Assets	$14,437,551	$14,380,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	6,111,702	5,727,750
Accounts payable	116,947	107,371
Accrued expenses	176,837	188,535
Lease liability	32,867	65,941
Contract liabilities	346,176	303,315
Derivative liability - interest rate swap, at fair value	122,879	90,237
Security deposits payable	290,460	219,400

Total Liabilities	9,197,868	8,702,549

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on December 31, 2023 and 2022 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued on December 31. 2023 and 2022, and 12,101,548 and 12,201,548 shares outstanding December 31, 2023 and 2022, respectively	12,202	12,202
Additional paid-in capital	21,453,961	21,337,318
Treasury stock, at cost (100,000 and no shares on December 31, 2023 and 2022, respectively)	(15,000)	-
Accumulated deficit	(16,213,480)	(15,673,222)

Total Stockholders’ Equity	5,239,683	5,678,298

Total Liabilities and Stockholders’ Equity	$14,437,551	$14,380,847

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022

REVENUES:
Property investment portfolio revenues	$2,481,892	$1,795,719
Real estate services revenues	405,099	864,371

Total revenues	2,886,991	2,660,090

OPERATING EXPENSES:
Compensation and benefits	1,326,485	1,232,414
Professional fees	388,807	352,643
Brokerage fees	64,680	431,029
General and administrative expenses	367,175	275,862
Depreciation and amortization	380,761	360,493
Real estate taxes	163,896	116,912
Property portfolio business development costs	26,000	-
Gain on sale of property and equipment	-	(312)

Total operating expenses, net	2,717,804	2,769,041

INCOME (LOSS) FROM OPERATIONS	169,187	(108,951)

OTHER INCOME (EXPENSES):
Interest expenses	(624,693)	(160,550)
Interest expenses - related party	-	(600)
Interest income	-	13,000
Loss from derivative - interest rate swap	(32,642)	(90,237)
Loss on note receivable investment	-	(210,756)

Total other income (expenses), net	(657,335)	(449,143)

LOSS BEFORE EQUITY METHOD LOSSES	(488,148)	(558,094)

EQUITY METHOD LOSS:
Impairment of investment in unconsolidated joint ventures	(45,000)	-
Equity method loss from unconsolidated joint ventures	(7,110)	(16,261)
Total equity method loss	(52,110)	(16,261)

NET LOSS	$(540,258)	$(574,355)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	12,179,356	12,201,548

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

									Total
	Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2021	2,000,000	$2,000	12,201,548	$12,202	$21,000,563	-	$-	$(15,098,867)	$5,915,898

Accretion of stock based compensation related to stock options issued	-	-	-	-	336,755	-	-	-	336,755

Net loss	-	-	-	-	-	-	-	(574,355)	(574,355)

Balance, December 31, 2022	2,000,000	2,000	12,201,548	12,202	21,337,318	-	-	(15,673,222)	5,678,298

Purchase of treasury stock	-	-	-	-	-	100,000	(15,000)	-	(15,000)

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,643	-	-	-	116,643

Net loss	-	-	-	-	-	-	-	(540,258)	(540,258)

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(540,258)	$(574,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	380,761	351,043
Amortization expense	-	9,450
Amortization of debt discount	18,460	1,538
Stock option expense	116,643	336,755
Loss on forfeited escrow deposit	15,000	-
Loss on note receivable investment	-	210,756
Lease costs	94	560
Impairment of investment in unconsolidated joint ventures	45,000	-
Loss from unconsolidated joint ventures	8,370	16,261
Loss from interest rate swap	32,642	90,237
Gain on sale of rental property and property and equipment	-	(311)
Change in operating assets and liabilities:
Accounts receivable	2,253	(130,916)
Deferred rent receivable	(167,393)	(39,309)
Lease incentive receivable	27,523	22,936
Prepaid expenses and other assets	31,653	(37,535)
Security deposit	-	(2,272)
Accounts payable	9,576	96,127
Accrued expenses	(11,698)	80,171
Accrued expenses - related parties	-	(5,400)
Contract liabilities	42,861	298,565
Security deposits payable	71,060	147,600

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,547	871,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease incentive provided to tenant	-	(500,000)
Purchases of rental properties and improvements	(1,007,941)	(867,549)
Purchases of property and equipment	(1,079)	(3,764)
Proceeds from sale of property and equipment	-	2,100
Investment in joint ventures and equity securities	-	(50,000)
Increase in capitalized permit costs	(38,016)	-
Increase in escrow deposits	(192,048)	(590,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,239,084)	(2,009,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	4,500,000
Deferred financing fees paid	-	(184,596)
Purchase of treasury stock	(15,000)
Repayment of notes payable	(64,508)	(14,192)
Repayment of note payable - related party	-	(20,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(79,508)	4,281,212

NET (DECREASE) INCREASE IN CASH	(1,236,045)	3,143,900

CASH, beginning of year	4,335,840	1,191,940

CASH, end of year	$3,099,795	$4,335,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$636,384	$127,538

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$430,000	$1,425,000
Reclassification of escrow deposits for acquisition of rental properties	$590,000	$-
Increase in right of use asset and lease liability	$-	$90,710

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. The Company aspires to innovate within the real estate development sector, focusing on direct-to-consumer real estate that is leased to the best-in-class cannabis retailers. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice. The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

The Company also maintains a 50% equity interest in two joint ventures (see Note 5).

During 2023 and 2022, the Company dissolved the following wholly owned subsidiaries:

●	Gilbert Property Management, LLC (“Gilbert”) was organized in the State of Arizona on February 10, 2014. This subsidiary was dissolved on July 5, 2022.

●	Zoned Colorado Properties, LLC (“Zoned Colorado”) was organized in the State of Colorado on September 17, 2015. This subsidiary was dissolved on July 22, 2022.

●	Zoned Oregon Properties, LLC (“Zoned Oregon”) was organized in the State of Oregon on June 16, 2015. This subsidiary was dissolved on December 13, 2022.

●	Zoned Illinois Properties, LLC was organized in the State of Illinois on July 15, 2015. This subsidiary was dissolved on November 4, 2022.

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022. This subsidiary was dissolved on March 28, 2023.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $540,258 and cash provided by operations of $82,547 during the year ended December 31, 2023. Additionally, as of December 31, 2023, the Company had cash of $3,099,795 and stockholders’ equity of $5,239,683.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2023 and 2022 include the collectability of accounts and note receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2023 and 2022, revenues associated with Significant Tenants amounted to $2,462,068 and $1,776,284, respectively, which represents 85.3% and 66.8% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, capitalized permit costs, escrow deposits, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$122,879	$—	$—	$90,237	$—

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2023	Interest Rate	Maturity	Fair Value of Liability on December 31, 2023	Fair Value of Liability on December 31, 2022
December 7, 2022 interest rate swap	$4,461,260	7.65%	December 10, 2032	$122,879	$90,237

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2023 and December 31, 2022. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2023 and 2022, the Company had approximately $2,555,000 and $3,586,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts receivable and convertible notes receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

On December 31, 2022, in connection with the Company’s investment in convertible notes receivable, the Company recorded a loss on note receivable investment of $210,756 which is included in other income (expenses) on the accompanying consolidated statement of operations and consisting of convertible notes receivable and interest receivable amounting to $200,000 and $10,756, respectively. In connection with management’s analysis, the Company considered the current financial position of KCB Jade Holdings, LLC (“KCB”), cash on hand, probability of obtaining additional capital or cash flows from working capital in the near term and industry headwinds from macro-industry factors. Based on this analysis, the Company concluded that deriving any future benefit more this investment was highly uncertain. During the year ended December 31, 2023, the Company did not record any allowances for doubtful accounts.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On December 31, 2023 and 2022, long-term investments consisted of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2023 and 2022, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the year ended December 31, 2023, the Company forfeited escrow deposits of $15,000 which is reflected in operating expenses as part of property portfolio business development costs on the accompanying consolidated statements of operations. On December 31, 2023 and 2022, escrow deposits amounted to $177,048 and $590,000, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Revenue recognition

Property Investment Portfolio Revenues

Rental income is accounted for pursuant to ASC Topic 842 “Leases” and includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases. The Company commences rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded by the Company is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

Currently, the Company’s leases provide for payments with fixed monthly base rents over the term of the leases or annual percentage increases in base rent over the term of the lease. The leases also require the tenant to remit estimated monthly payments to the Company for property taxes and common area maintenance. These payments are recorded as rental income and the related property tax expense is reflected separately on the accompanying consolidated statements of operations.

Real Estate Services Revenues

The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), except for revenues from lease contracts within the scope of ASC 842, which are excluded from ASC 606. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

Revenues from advisory services is recognized when the Company performs services pursuant to its agreements with clients and collectability is probable.

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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the years ended December 31, 2023 and 2022, contract liabilities activities were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at beginning of year	$303,315	$4,750
Rental payments received in advance	64,836	300,000
Accretion of contract liabilities to revenue	(19,475)	(1,435)
Customer refund	(2,500)	-
Balance at end of year	$346,176	$303,315

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Lease accounting

The FASB’s ASC Topic 842, “Leases” sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. Effective May 31, 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of December 31, 2023 and 2022 of $371,472 and $204,079, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

For contracts entered into on or after the effective date, where the Company is the lessee, at the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASC 842.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Convertible debt	400,000	400,000
Stock options	2,262,500	2,352,500
	2,662,500	2,752,500

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2023 and 2022 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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
DECEMBER 31, 2023 AND 2022

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant.

Our property located in Chino Valley is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as Hana Dispensaries.

Our property located in Green Valley is leased by Broken Arrow, doing business as Hana Dispensaries.

Our property located in Kingman is leased by CJK, Inc. (“CJK”), and subleased by Helping Camo LLC, doing business as Story Cannabis.

Our property located in Tempe is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs. On November 30, 2022, Zoned Arizona Properties, CJK, and VSM LLC (“VSM”) entered into the Tempe Second Amendment to the Tempe Lease, as amended. Concurrently with the execution of the Tempe Second Amendment, CJK assigned all its interest in the Tempe Lease to VSM.

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

The Tempe Lease (leased by VSM), the Kingman Lease (leased on CJK), the Chino Valley Lease and Green Valley Lease (leased by Broken Arrow), and the Woodward Lease are considered significant and the tenants are referred to as the Significant Tenants.

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and the abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the 2018 Chino Valley Lease (the “2019 Chino Valley Lease Amendment”), pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino Valley Lease, as amended (the “Chino Valley Lease”), effective September 1, 2021. The parties previously agreed that the base rental payments under the Chino Valley Lease would increase commensurate to any and all expanded and operational square footage on the premises by calculating the fixed rate of $0.82 per square foot per month by the new operational square footage. Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage to 67,312 square feet of operational space. This lease modification qualified as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Green Valley, AZ

On May 1, 2018, Green Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040, and the abatement of rent that would otherwise have been due for the month of April 2018 under the prior Green Valley Lease. The Green Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

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

Tempe, AZ

On May 1, 2018, Zoned Arizona and CJK entered into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040, and the abatement of rent that would otherwise have been due for the month of April 2018 under the prior Tempe Leases. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2023 and 2022, contract liability related to this lease modification amounted to $281,340 and $298,565, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

Kingman, AZ

On May 1, 2018, Kingman and CJK entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “Kingman Lease”), with a term of 22 years, expiring April 30, 2040, and the abatement of rent that would otherwise have been due for the month of April 2018 under the Prior Kingman Lease. The Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the Kingman Lease, CJK agreed to maintain insurance in full force during the term of the Kingman Lease and any other period of occupancy of the premises by CJK.

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

Pursuant to the Kingman Lease, if pursuant to any assignment or sublease, CJK receives rent, either initially or over the Term of the assignment or sublease, in excess of the Rent called for hereunder, or in the case of this sublease of a portion of the Premises in excess of such Rent fairly allocable to such portion, after appropriate adjustments to assure that all other payments called for hereunder are appropriately taken into account, CJK shall pay to the Company, as Additional Rent hereunder, 50% of the excess of each such payment of rent received by CJK. Accordingly, the Company shall receive additional rent of $3,500 per month during the term of the sublease.

Additionally, the subtenant will pay a security deposit of $22,000 per the terms of the sublease. The Company and CJK have agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit, which $14,960 is included in security deposits payable on the accompanying consolidated balance sheet).

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
DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and 2022, security deposits payable to the collective Significant Tenants amounted to $290,460 and $219,400, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2023, consists of the following:

Future annual base rent:
2024	$2,245,735
2025	2,260,576
2026	2,264,399
2027	2,271,955
2028	2,288,173
Thereafter	24,899,631
Total	$36,230,469

Revenues – Significant Tenants

For the years ended December 31, 2023 and 2022, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2023	% of Total Revenues	For the Year Ended December 31, 2022	% of Total Revenues
CJK	$68,039	2.4%	$638,789	24.0%
Broken Arrow	1,120,431	38.8%	1,034,470	38.9%
VSM *	656,736	22.7%	54,728	2.1%
Woodward lease *	616,862	21.4%	48,297	1.8%
Total	$2,462,068	85.3%	$1,776,284	66.8%

*	Revenues from these Significant Tenants began in December 2022.

Further, as of December 31, 2023 and 2022, deferred rent of $371,472 and $204,079 is due collectively from the Significant Tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of December 31, 2023 and 2022, a lease incentive receivable of $449,541 and $477,064 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On December 31, 2023 and 2022, deferred revenue related to this lease modification amounted to $281,340 and $298,565, respectively, and is included in contract liabilities on the accompanying consolidated balance sheets.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

As of December 31, 2023 and 2022, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2023 and 2022, the Significant Tenants collectively leased approximately 69.4% and 59.8% of the Company’s total assets, respectively. Through December 31, 2023, all rental payments have been made on a timely basis.

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

NOTE 4 – RENTAL PROPERTIES

On December 31, 2023 and 2022, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2023	December 31, 2022
Building and building improvements	5-39	$9,258,431	$8,087,997
Construction in progress	-	18,976	-
Land	-	3,353,378	2,514,848
Rental properties, at cost		12,630,785	10,602,845
Less: accumulated depreciation		(2,590,261)	(2,214,709)
Rental properties, net		$10,040,524	$8,388,136

On December 1, 2022, ZP Woodward entered into an Exclusive Option Agreement for the Purchase of Real Property (the “Option Agreement”), dated December 1, 2022 between ZP Woodward and FL MI RE 22, LLC (the “Woodward Assignor”). Pursuant to the terms of the Option Agreement and subject to the conditions therein, ZP Woodward was granted the exclusive option (the “Option”) to assume all of the Woodward Assignor’s rights and obligations under certain purchase agreements and other definitive documents as described in the Option Agreement (collectively, “Assigned Rights”), all related to real property located in Pleasant Ridge, Michigan and as more particularly described in the Option Agreement (the “Woodward Property”). In December 2022, the Company exercised its rights to acquire the properties located at 23616 and 23622 Woodward Avenue, Pleasant Ridge, Michigan for a purchase price of $2,292,549 including cash of $867,549, and a land contract promissory note of $1,425,000 (see Note 8). The properties consist of approximately 9,060 square feet of land with approximately 6,192 square feet of rentable buildings space. Simultaneously, the Company paid cash of $590,000 to the Woodward Assignor in assignment fees and deposits for the rights to acquire two adjacent properties (the “Parking Lots”), which was reflected as escrow deposits on the accompanying consolidated balance sheets as of December 31, 2022. In February 2023, ZP Woodward exercised its rights and acquired the adjacent Parking Lots. On November 29, 2022, the Woodward Properties and the Parking Lots were leased to the Woodward Tenant pursuant to the Woodward Lease (See Note 3).

For the years ended December 31, 2023 and 2022, depreciation of rental properties amounted to $375,553 and $345,878, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On December 31, 2023 and 2022, the Company held investments with aggregate carrying values of $4,923 and $58,293, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	December 31, 2023	December 31, 2022
Beakon, LLC (the “Beakon Joint Venture”)	April 22, 2021	50.0%	$86,000	$-	$-
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	4,923	58,293
Total investments in unconsolidated joint venture entities			$176,000	$4,923	$58,293

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

On April 22, 2021, ZP Data 1 entered into a Limited Liability Company Operating Agreement (the “Beakon Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Beakon, LLC (“Beakon”), a Delaware limited liability company formed on April 16, 2021. Pursuant to the Beakon Operating Agreement, ZP Data 1 purchased 50 units of Beakon for $50, which represents 50% of the membership interests of Beakon. Each unit represents, with respect to any member, such member’s: (i) interest in Beakon’s capital, (ii) share of Beakon’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Beakon, (iii) right to inspect Beakon’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Beakon Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between ZP Data 1 and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Beakon. ZP Data 1 accounts for its investment in Beakon under the equity method of accounting in accordance with ASC 323. During the year ended December 31, 2021, the Company contributed $86,000 to Beakon. On December 31, 2021, the Company recorded an other-than-temporary impairment loss of $73,970, its remaining net carrying value, because it was determined that the fair value of its equity method investment in Beakon was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Beakon was impaired. Beacon is currently inactive.

On May 1, 2021, the Company entered into a Limited Liability Company Operating Agreement (the “Zoneomics Green Operating Agreement”) with a non-affiliated joint venture partner in connection with the formation of Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021. Zoneomics Green’s goal is to utilize advanced property technology to provide solutions for property identification in regulated industries such as regulated cannabis. Pursuant to the Zoneomics Green Operating Agreement, the Company purchased 50 units of Zoneomics Green for a capital contribution of $90,000, which represents 50% of the membership interests of Zoneomics Green and the other joint venture partner received 50% of the membership interests for the contribution of its intellectual property and a number of non-monetary contributions. identified in the Zoneomics Green Operation Agreement but provided no capital contributions. Each unit represents, with respect to any member, such member’s: (i) interest in Zoneomics Green’s capital, (ii) share of Zoneomics Green’s net profits and net losses (and specially allocated items of income, gain, and deduction), and the right to receive distributions of net cash flow from Zoneomics Green, (iii) right to inspect Zoneomics Green’s books and records, and (iv) right to participate in the management of and vote on matters coming before the members as provided in the Zoneomics Green Operating Agreement. The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between the Company and the non-affiliated party. Each of the entities has 50% equity ownership and voting rights, and joint control in Zoneomics Green. In June 2021, the Company contributed $90,000 to Zoneomics Green. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of the Beakon and Zoneomics Green Joint Ventures, respectively, as of December 31, 2023 and for the year ended December 31, 2023.

Balance sheets (Unaudited):	Beakon	Zoneomics Green
Current assets:
Cash	$-	$9,847
Total assets	$-	$9,847

Liabilities	$-	$-
Equity	-	9,847
Total liabilities and equity	$-	$9,847

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

	For the Year Ended December 31, 2023
Statement of operations (Unaudited)	Beakon	Zoneomics Green
Net sales	$-	$-
Operating recovery (expenses)	1,260	(16,740)
Net income (loss)	$1,260	$(16,740)
Company’s share of income (loss) from unconsolidated joint ventures	$1,260	$(8,370)

During the year ended December 31, 2023 and 2022, the Company recorded a loss from unconsolidated joint ventures of $7,110 and $16,261, respectively, which represents the Company’s proportionate share of losses from its joint ventures, and a loss on impairment of $45,000 and $0, respectively.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2023 and December 31, 2022, investment in equity securities amounted to $50,000.

NOTE 6 – INTANGIBLE ASSET

On December 31, 2023 and 2022, intangible assets consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
Real estate brokerage materials and listing	1 year	$-	37,800
Less: accumulated amortization		-	(37,800)
		$-	$-

For the year ended December 31, 2022, amortization of intangible assets amounted to $9,450.

NOTE 7 – NOTES PAYABLE

On December 31, 2023 and 2022, notes payable consisted of the following:

	December 31, 2023	December 31, 2022
Note payable - East West Bank	$4,447,068	$4,485,808
Notes payable - Woodward Properties	1,829,232	1,425,000
Total principal due on notes payable	6,276,300	5,910,808
Less: debt discount	(164,598)	(183,058)
Notes payable, net	$6,111,702	$5,727,750

East West Bank Swap note

On July 11, 2022, Zoned Arizona entered into a Loan Agreement (the “Loan Agreement”), dated as of July 11, 2022, by and between Zoned Arizona and East West Bank (the “Bank”). Pursuant to the terms of the Loan Agreement, subject to and upon the satisfaction of the terms and conditions of the Loan Agreement, Zoned Arizona could request advances under a multiple access loan (“MAL”) during the term of the MAL. On July 11, 2022, in connection with the Loan Agreement, Zoned Arizona paid loan and other fees of $176,472, and in connection with the First Amendment to the Loan Agreement discussed below, paid additional fees of $8,124. These loan and other fees aggregating $184,596 were reflected as a debt discount and are being amortized ratably and charged to interest expense over the term of the related debt.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Prior to First Amendment executed on December 7, 2022 in which the Company exercised its Early Amortization Election (see below), all advances under the MAL were to bear interest at a variable rate equal to the greater of (a) the prime rate plus 2%, or (b) a floor rate equal to the sum of the prime rate as of July 11, 2022 plus 2.25%. From July 11, 2022 to July 11, 2023, Zoned Arizona was to make interest payments on the outstanding principal balance of the MAL. From and after July 11, 2023 and continuing until July 11, 2028 (the “Maturity Date”), Zoned Arizona would pay principal together with interest on the MAL in 60 monthly installments based on the interest rate set forth in the Note and a principal amortization schedule of 25 years from July 11, 2023 (or if Zoned Arizona makes the Early Amortization Election, from the date such election is made).

Zoned Arizona may prepay the outstanding principal under the Note, at any time, subject to the provisions of the Note. If Zoned Arizona prepays all, but not less than all, of the outstanding principal balance of the MAL at any time until July 11, 2023, then Zoned Arizona will also pay a premium equal to 1% of the amount prepaid.

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

During the years ended December 31, 2023 and 2022, amortization of debt discount amounted to $18,460 and $1,538, respectively, which is included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively. On December 31, 2022, principal and interest due on the East West Bank Swap Note amounted to $4,485,808 and $28,324, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively. On December 31, 2022, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,425,000 and $10,687, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

On December 31, 2023, future principal payments under the above notes payable are as follows:

Years ending December 31,	Amount
2024	$99,106
2025	107,731
2026	117,590
2027	470,094
2028	1,349,489
Thereafter	4,132,290
Total principal payments due on December 31, 2023	$6,276,300

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

As of December 31, 2023 and 2022, the principal balance due under the Abrams Debenture is $2,000,000. As of December 31, 2023 and 2022, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2022, interest expense related to the Abrams Debenture amounted to $120,000 and $120,000, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

For the year ended December 31, 2022, interest expense – related party amounted to $600.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of December 31, 2023 and 2022, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which are reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of December 31, 2022, 1,102,500 stock option awards are outstanding and 367,500 options are exercisable under the 2016 Plan. As of December 31, 2023 and 2022, 8,987,500 and 8,897,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2022, options to purchase 1,250,000 shares of common stock are outstanding and 1,200,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

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

For the year ended December 31, 2023 and 2022, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $116,643 and $336,755, respectively. As of December 31, 2023, there were 2,262,500 options outstanding and 1,810,000 options vested and exercisable. As of December 31, 2023, there was $100,181 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2023 was $0 and was calculated based on the difference between the quoted share price on December 31, 2023 of $0.50 and the exercise price of the underlying options.

On October 1, 2023, the Company cancelled 90,000 non-vested stock options that were forfeited due to the resignation of an executive officer of the Company.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Stock option activities for the year ended December 31, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,575,000	$0.99	4.71	$1,400
Granted	777,500	0.85	-	-
Balance Outstanding December 31, 2022	2,352,500	0.95	5.46
Forfeited	(90,000)	1.00		-
Balance Outstanding December 31, 2023	2,262,500	$0.94	4.34	$-
Exercisable, December 31, 2023	1,810,000	$0.95	3.55	$-

Balance non-vested on December 31, 2022	785,000	$0.90	8.60	$-
Forfeited during the period	(90,000)	1.00	-	-
Vested during the period	(242,500)	0.74	-	-
Balance non-vested on December 31, 2023	452,500	$0.91	7.47	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2023 and 2022, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Agreement Regarding Purchase and Sale Contract - Keystone

On December 15, 2023, ZPRE Holdings entered into an Agreement Regarding a Purchase and Sale Contract (the “Agreement”), effective as of December 15, 2023, by and between Keystone Ventures, LLC (“Keystone”) as assignor and ZPRE Holdings as assignee. Pursuant to the terms of the Agreement, Keystone agreed to assign to ZPRE Holdings its right, title and interest in that certain Purchase and Sale Agreement dated May 5, 2022, by and between Lakeside Bank as Trustee under a Trust Agreement dated October 7, 2004 and known as Trust Number 10-2749, Daniel Kravetz (together, the “Seller”) and Keystone, as amended (the “Original PSA”). Pursuant to the terms of the Original PSA, the Seller agreed to sell to Keystone certain real property located at 3499, 3451, and 3455 South Ashland Avenue, Chicago, Illinois, 60608 (the “Ashland Avenue Property”) in exchange for a purchase price of $1,250,000, to be paid by Keystone (the “Purchase Price”).

Closing of the transactions contemplated by the Agreement was subject to several conditions, including payment of the sums indicated in the prior paragraph, execution of an Assignment and Assumption Agreement, and execution of an absolute net lease agreement by ZPRE Holdings (as landlord) and JG-IL, LLC (as tenant), in form and substance acceptable to ZPRE Holdings.

Pursuant to the terms of the Agreement, ZPRE Holdings agree to deposit the following amounts into escrow: (i) $40,000, representing reimbursement to Keystone or its designee for the earnest money deposit paid under the terms of the Original PSA, (ii) assignment fees of $185,000, and (iii) $1,210,000, representing the Purchase Price less the $40,000 earnest money payment. On January 19, 2024, the Company paid these funds in the aggregate amount $1,435,000.

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the Ashland Avenue Property.

On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the year ended December 31, 2023 and 2022, the Company contributed $27,016 and $22,317 to the Plan, respectively.

NOTE 12 – SEGMENT REPORTING

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Information with respect to these reportable business segments for the years ended December 31, 2023 and 2022 was as follows:

	For the Years Ended December 31,
	2023	2022
Revenues:
Property investment portfolio	$2,481,892	$1,795,719
Real estate services	405,099	864,371
	2,886,991	2,660,090
Depreciation and amortization:
Property investment portfolio	380,761	351,043
Real estate services	-	9,450
	380,761	360,493
Interest expense:
Property investment portfolio	624,693	161,150
Real estate services	-	-
	624,093	161,150

Loss from unconsolidated joint ventures:
Property investment portfolio	7,110	16,261
Real estate services	-	-
	7,110	16,261
Net loss:
Property investment portfolio (a)	(68,993)	(324,725)
Real estate services	(471,265)	(249,630)
	$(540,258)	$(574,355)

	December 31, 2023	December 31, 2022
Identifiable long-lived tangible assets on December 31, 2023 and 2022 by segment:
Property investment portfolio	$10,048,223	$8,399,964
Real estate services	-	-
	$10,048,223	$8,399,964

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

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

For the year ended December 31, 2023 and 2022, in connection with its operating leases, the Company recorded rent expense of $37,039 and $33,708, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

On December 31, 2023 and 2022, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2023	December 31, 2022
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(58,497)	(25,329)
Balance of ROU assets	$32,213	$65,381

On December 31, 2023, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended December 31,	Amount
2024	$33,861
Total minimum non-cancelable operating lease payments	33,861
Less: discount to fair value	(994)
Total lease liability on December 31, 2023	$32,867

NOTE 14 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2023 and 2022 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Income tax benefit at U.S. statutory rate	$(113,454)	$(120,615)
Income tax benefit – state	(35,117)	(37,333)
Non-deductible expenses	41,665	93,334
Change in valuation allowance	106,906	64,614
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

Deferred Tax Asset:	December 31, 2023	December 31, 2022
Net operating loss carryforward	$686,100	$579,194
Net deferred tax assets before valuation allowance	686,100	579,194
Valuation allowance	(686,100)	(579,194)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $2,495,000 on December 31, 2023. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of approximately $1,488,189 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2023, the valuation allowance increased by $106,906. The potential tax benefit arising from certain loss carryforwards will expire in 2037.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022, 2021 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 15 – SUBSEQUENT EVENTS

Agreement Regarding Purchase and Sale Contract – Ashland Property

Pursuant to the terms of the Agreement Regarding Purchase and Sale Contract (See Note 11), ZPRE Holdings agreed to deposit the following amounts into escrow: (i) $40,000, representing reimbursement to Keystone or its designee for the earnest money deposit paid under the terms of the Original PSA, (ii) assignment fees of $185,000, and (iii) $1,210,000, representing the Purchase Price less the $40,000 earnest money payment. On January 19, 2024, the Company paid these funds in the aggregate amount $1,435,000.

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the Ashland Avenue Property.

On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

Licensed Cannabis Facility Absolute Net Lease Agreement, Guaranty and Security Agreement – Ashland Property

On January 18, 2024, ZPRE Holdings entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Justice Grown Lease”), with a commencement date of January 19, 2024, by and between ZPRE Holdings, as landlord, and JG IL LLC (“Justice Grown”), as tenant. Pursuant to the terms of the Lease, ZPRE Holdings agreed to lease the Ashland Avenue Property to Justice Grown for use as a licensed recreational adult-use (and, if permitted, medical) cannabis dispensary in accordance with Illinois law. The Justice Grown Lease has a term of 15 years, with four five-year renewal terms.

Purchase and Sale Agreement and Joint Escrow – Surprise Property

On February 23, 2024, ZPRE Holdings provided an approval notice to the Seller (as hereinafter defined) of the Surprise Property (as hereinafter defined), related to the Company’s intent to consummate the purchase of the Surprise Property, following notice from the City of Surprise that the Company had received final approvals of its cannabis entitlements, after satisfaction of the appeal period (the “Cannabis Approvals”), related to a use-permit for a cannabis retail dispensary to be developed at the Surprise Property. As used herein, the “Surprise Property” refers to that certain property commonly known as Bella Fiesta Pad B in Surprise, Arizona, which property is a certain tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. Previously, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC Dysart & Bell LLC (the “Seller”) and ZPRE Holdings as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, the Seller agreed to sell to ZPRE Holdings, and ZPRE Holdings agreed to purchase, the Surprise Property in exchange for a purchase price of $1,100,000 (the “Purchase Price”). Pursuant to the terms of the Agreement, the Seller also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “Seller’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements is conditioned upon the closing of the sale of the Surprise Property to ZPRE Holdings. Pursuant to the terms of the Agreement, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). The Earnest Money will be applied as a credit upon closing. The closing of the transactions contemplated by the Agreement is subject to several conditions, including the successful receipt of the Cannabis Approvals, and the successful completion of the Seller’s Work. In addition, ZPRE Holdings has the right to conduct inspections on the Surprise Property. Pursuant to the terms of the Agreement, if, during the inspection period, ZPRE Holdings determines, in its sole and absolute discretion, that the Surprise Property is not suitable for ZPRE Holdings’ purchase and use for any reason or no reason, ZPRE Holdings may terminate the Agreement.