Form 10-Q
period 2024-03-31
Zoned Properties, Inc.
filed 2024-05-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 12,101,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$1,519,903	$3,099,795
Accounts receivable	179,480	136,572
Deferred rent	459,520	371,472
Lease incentive receivable	442,661	449,541
Rental properties, net	11,538,316	10,040,524
Prepaid expenses and other assets	29,930	27,476
Escrow deposits	278,716	177,048
Capitalized permit costs	94,306	38,016
Property and equipment, net	12,619	7,699
Operating lease right of use asset, net	23,606	32,213
Investment in unconsolidated joint ventures	4,923	4,923
Investment in equity securities	50,000	50,000
Interest rate swap asset	2,724	-
Security deposits	2,272	2,272

Total Assets	$14,638,976	$14,437,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	6,094,523	6,111,702
Accounts payable	174,972	116,947
Accrued expenses	304,876	176,837
Lease liability	24,081	32,867
Contract liabilities	369,684	346,176
Derivative liability - interest rate swap, at fair value	-	122,879
Security deposits payable	318,190	290,460

Total Liabilities	9,286,326	9,197,868

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued on March 31, 2024 and December 31, 2023, and 12,101,548 shares outstanding on March 31, 2024 and December 31, 2023, respectively	12,202	12,202
Additional paid-in capital	21,470,455	21,453,961
Treasury stock, at cost (100,000 shares on March 31, 2024 and December 31, 2023, respectively)	(15,000)	(15,000)
Accumulated deficit	(16,117,007)	(16,213,480)

Total Stockholders’ Equity	5,352,650	5,239,683

Total Liabilities and Stockholders’ Equity	$14,638,976	$14,437,551

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

REVENUES:
Property investment portfolio revenues	$691,292	$610,474
Real estate services revenues	145,760	77,550

Total revenues	837,052	688,024

OPERATING EXPENSES:
Compensation and benefits	265,164	345,495
Professional fees	122,270	142,662
Brokerage fees	103,330	-
General and administrative expenses	78,776	78,923
Depreciation and amortization	89,647	97,582
Real estate taxes	27,356	31,748
Property portfolio business development costs	21,600	15,000

Total operating expenses, net	708,143	711,410

INCOME (LOSS) FROM OPERATIONS	128,909	(23,386)

OTHER INCOME (EXPENSES):
Interest expenses	(158,039)	(154,500)
Income (loss) from derivative - interest rate swap	125,603	(130,293)

Total other income (expenses), net	(32,436)	(284,793)

INCOME (LOSS) BEFORE EQUITY METHOD LOSSES	96,473	(308,179)

EQUITY METHOD LOSS:
Equity method loss from unconsolidated joint ventures	-	(1,469)
Total equity method loss	-	(1,469)

NET INCOME (LOSS)	$96,473	$(309,648)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,101,548	12,201,548
Diluted	12,501,548	12,201,548

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Accretion of stock based compensation related to stock options issued	-	-	-	-	16,494	-	-	-	16,494

Net loss	-	-	-	-	-	-	-	96,473	96,473

Balance, March 31, 2024	2,000,000	2,000	12,201,548	12,202	21,470,455	100,000	(15,000)	(16,117,007)	5,352,650

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	-	$-	$(15,673,222)	$5,678,298

Accretion of stock based compensation related to stock options issued	-	-	-	-	43,262	-	-	-	43,262

Net loss	-	-	-	-	-	-	-	(309,648)	(309,648)

Balance, March 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,380,580	-	$-	$(15,982,870)	$5,411,912

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96,473	$(309,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	89,647	97,582
Amortization of debt discount	4,615	4,615
Stock option expense	16,494	43,262
Loss on forfeited escrow deposit	21,600	15,000
Lease costs	(179)	42
Loss from unconsolidated joint ventures	-	1,469
(Income) loss from interest rate swap	(125,603)	130,293
Change in operating assets and liabilities:
Accounts receivable	(42,908)	20,500
Deferred rent receivable	(88,048)	(102,327)
Lease incentive receivable	6,880	6,881
Prepaid expenses and other assets	(2,454)	7,502
Security deposit	-	-
Accounts payable	58,025	11,880
Accrued expenses	128,038	(29,262)
Contract liabilities	23,508	49,700
Security deposits payable	27,730	56,100

NET CASH PROVIDED BY OPERATING ACTIVITIES	213,818	3,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease incentive provided to tenant	-	-
Purchases of rental properties and improvements	(1,585,878)	(992,214)
Purchases of property and equipment	(6,480)	-
Proceeds from sale of property and equipment	-	-
Increase in capitalized permit costs	(56,290)	(6,242)
Increase in escrow deposits	(123,268)	(73,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,771,916)	(1,071,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(21,794)	(20,258)

NET CASH USED IN FINANCING ACTIVITIES	(21,794)	(20,258)

NET DECREASE IN CASH	(1,579,892)	(1,088,125)

CASH, beginning of period	3,099,795	4,335,840

CASH, end of period	$1,519,903	$3,247,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$154,766	$172,253

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$-	$430,000
Reclassification of escrow deposits for acquisition of rental properties	$-	$590,000

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

The Company also maintains a 50% equity interest in two joint ventures (see Note 5).

During 2023, the Company dissolved the following wholly owned subsidiary:

●	ZP RE AZ Stone, LLC (“ZP Stone”) was organized in the State of Arizona on October 19, 2022. This subsidiary was dissolved on March 28, 2023.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

The unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated net income of $96,473 and cash provided by operations of $207,218 during the three months ended March 31, 2024. Additionally, as of March 31, 2024, the Company had cash of $1,519,903 and stockholders’ equity of $5,352,650.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2024 and 2023 include the collectability of accounts receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2024 and 2023, revenues associated with Significant Tenants amounted to $596,707 and $592,848, respectively, which represents 71.3% and 86.1% of the Company’s total revenues, respectively (see Note 3).

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
MARCH 31, 2024
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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (liability)	$—	$2,724	$—	$—	$(122,879)	$—

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

The estimated fair value of the interest rate swap agreement is determined by the Counterparty based on market data used by Counterparty and is reflected as a derivative asset or liability on the accompanying unaudited consolidated balance sheet with changes in the fair value reflected in change in fair value of interest rate swap on the accompanying unaudited consolidated statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2024	Interest Rate	Maturity	Fair Value of Asset on March 31, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,450,642	7.65%	December 10, 2032	$2,724	$122,879

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2024 and December 31, 2023, the Company had approximately $993,000 and $2,555,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On March 31, 2024 and December 31, 2023, long-term investments consisted of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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
MARCH 31, 2024
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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2024 and 2023, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the three months ended March 31, 2024 and 2023, the Company forfeited escrow deposits of $21,600 and $15,000, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On March 31, 2024 and December 31, 2023, escrow deposits amounted to $278,716 and $177,048, respectively.

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
MARCH 31, 2024
(Unaudited)

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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the three months ended March 31, 2024 and 2023, contract liabilities activities were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Balance at beginning of period	$346,176	$303,315
Rental payments received in advance	82,650	56,506
Accretion of contract liabilities to revenue	(59,142)	(4,306)
Customer refund	-	(2,500)
Balance at end of period	$369,684	$353,015

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023, and in connection with an operating lease on the Company’s Chicago property acquired in January 2024, the Company abated certain lease payments for the period from January 2024 to August 2024. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of March 31, 2024 and December 31, 2023 of $459,520 and $371,472, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2024	2023
Net income (loss) per common share - basic:
Net income (loss) allocated to common stockholders	$96,473	$(309,648)
Weighted average common shares outstanding – basic	12,101,548	12,201,548
Net income (loss) per common share – basic	$0.01	$(0.03)

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$96,473	$(309,648)
Add: interest of convertible debt	30,000	-
Numerator for income (loss) per common share – basic	$126,473	$(309,648)
Weighted average common shares outstanding – diluted	12,101,548	12,201,548
Add: dilutive shares related to:
Stock options	-	-
Convertible debt	400,000	-
Weighted average common shares outstanding – diluted	12,501,548	12,201,548
Net income (loss) per common share – diluted	$0.01	$(0.03)

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2024 and 2023.

	March 31,
	2024	2023
Convertible debt	-	400,000
Stock options	2,262,500	2,352,500
	2,262,500	2,752,500

Segment reporting

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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
MARCH 31, 2024
(Unaudited)

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

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant. The Tempe Lease (leased by VSM), the Chino Valley Lease and Green Valley Lease (leased by Broken Arrow), and the Woodward Lease (leased by Rapid Fish) are considered significant and the tenants are referred to as the Significant Tenants.

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040, and the abatement of rent that would otherwise have been due for the month of April 2018 under the prior Chino Valley Lease. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the 2018 Chino Valley Lease, pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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
MARCH 31, 2024
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
MARCH 31, 2024
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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On March 31, 2024 and December 31, 2023, contract liability related to this lease modification amounted to $277,033 and $281,340, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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
MARCH 31, 2024
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

On August 2, 2023, the Company entered into a Sublease Agreement (the “Sublease”) with CJK and a subtenant in connection with the Company’s Kingman property. Pursuant to the Sublease, the Sublease shall be effective on August 2, 2023 and end on the one year anniversary, or (ii) the last day of the Term of the Master Lease (whether due to expiration or termination thereof by the Company, whichever is earlier (the “Sublease Expiration Date”), such period being referred to herein as the “Sublease Term”, unless terminated earlier pursuant to the terms of this Sublease or otherwise by consent of the Company, CJK and Subtenant. The subtenant shall have two options to extend the Sublease Term by one-year periods each (each a “Sublease Term Extension” and collectively the “Sublease Term Extensions”), which shall be exercisable by Subtenant no later than 90 days prior to the expiration of the Sublease Term, as may be extended.

Pursuant to the Kingman Lease, if pursuant to any assignment or sublease, CJK receives rent, either initially or over the Term of the assignment or sublease, in excess of the Rent called for hereunder, or in the case of this sublease of a portion of the Premises in excess of such Rent fairly allocable to such portion, after appropriate adjustments to assure that all other payments called for hereunder are appropriately taken into account, CJK shall pay to the Company, as Additional Rent hereunder, 50% of the excess of each such payment of rent received by CJK. Accordingly, the Company receives additional rent of $3,500 per month during the term of the sublease.

Additionally, the subtenant paid a security deposit of $22,000 per the terms of the sublease. The Company and CJK have agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit, which $14,960 is included in security deposits payable on the accompanying unaudited consolidated balance sheet).

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
MARCH 31, 2024
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

Chicago, IL

On January 18, 2024, ZPRE Holdings entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Justice Grown Lease”), with a commencement date of January 19, 2024, by and between ZPRE Holdings, as landlord, and JG IL LLC (“Justice Grown”), as tenant. Pursuant to the terms of the Lease, ZPRE Holdings agreed to lease the Ashland Avenue Property located in Chicago, IL to Justice Grown for use as a licensed recreational adult-use (and, if permitted, medical) cannabis dispensary in accordance with Illinois law. The Justice Grown Lease has a term of 15 years, with four five-year renewal terms.

Summary

As of March 31, 2024 and December 31, 2023, security deposits payable to the collective Significant Tenants amounted to $290,460 and $290,460, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of March 31, 2024, consists of the following:

Future annual base rent:	Amount
2024 (remainder of year)	$1,797,018
2025	2,487,172
2026	2,497,793
2027	2,512,350
2028	2,535,780
2029	2,559,913
Thereafter	25,263,418
Total	$39,653,444

Revenues – Significant Tenants

For the three months ended March 31, 2024 and 2023, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Three Months Ended March 31, 2024	% of Total Revenues	For the Three Months Ended March 31, 2023	% of Total Revenues
Broken Arrow	$280,108	33.5%	$280,108	40.7%
VSM	164,184	19.6%	164,184	23.8%
Rapid Fish	152,415	18.2%	148,556	21.6%
Total	$596,707	71.3%	$592,848	86.1%

Further, as of March 31, 2024 and December 31, 2023, deferred rent of $459,520 and $371,472 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of March 31, 2024 and December 31, 2023, a lease incentive receivable of $442,661 and $449,541 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On March 31, 2024 and December 31, 2023, deferred revenue related to this lease modification amounted to $277,033 and $281,340, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024 and December 31, 2023, the Company had an asset concentration related to the Significant Tenants. As of March 31, 2024 and December 31, 2023, the Significant Tenants collectively leased approximately 73.6% and 69.4% of the Company’s total assets, respectively. Through March 31, 2024, all rental payments have been made on a timely basis.

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

NOTE 4 – RENTAL PROPERTIES

On March 31, 2024 and December 31, 2023, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2024	December 31, 2023
Building and building improvements	5-39	$10,332,213	$9,258,431
Construction in progress	-	18,976	18,976
Land	-	3,865,474	3,353,378
Rental properties, at cost		14,216,663	12,630,785
Less: accumulated depreciation		(2,678,347)	(2,590,261)
Rental properties, net		$11,538,316	$10,040,524

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Agreement Regarding Purchase and Sale Contract – Ashland Property

Pursuant to the terms of the Agreement Regarding Purchase and Sale Contract (See Note 11), ZPRE Holdings agreed to deposit the following amounts into escrow: (i) $40,000, representing reimbursement to Keystone or its designee for the earnest money deposit paid under the terms of the Original PSA, (ii) an assignment fees of $185,000, and (iii) $1,210,000, representing the Purchase Price less the $40,000 earnest money payment. On January 19, 2024, the Company paid these funds in the aggregate amount $1,435,000.

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the Ashland Avenue Property for $185,000, as discussed above.

On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate of $71,244, which includes a $65,000 commission expense, a $79,634 sponsor fee, and other costs of $6,244.

For the three months ended March 31, 2024 and 2023, depreciation of rental properties amounted to $88,086 and $96,291, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On March 31, 2024 and December 31, 2023, the Company held investments with aggregate carrying values of $4,923 and $4,923, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	March 31, 2024	December 31, 2023
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	4,923	4,923
Total investments in unconsolidated joint venture entities			$176,000	$4,923	$4,923

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture, as of March 31, 2024 and for the three months ended March 31, 2024.

Balance sheets (Unaudited):	Zoneomics Green
Current assets:
Cash	$9,847
Total assets	$9,847

Liabilities	$-
Equity	9,847
Total liabilities and equity	$9,847

Statement of operations (Unaudited)	Zoneomics Green
Net sales	$-
Operating recovery (expenses)	-
Net income (loss)	$-
Company’s share of income (loss) from unconsolidated joint ventures	$-

During the three months ended March 31, 2024 and 2023, the Company recorded a loss from unconsolidated joint ventures of $0 and $1,469, respectively, which represents the Company’s proportionate share of losses from its joint ventures, respectively.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On March 31, 2024 and December 31, 2023, investment in equity securities amounted to $50,000.

NOTE 6 – NOTES PAYABLE

On March 31, 2024 and December 31, 2023, notes payable consisted of the following:

	March 31, 2024	December 31, 2023
Note payable - East West Bank	$4,436,449	$4,447,068
Notes payable - Woodward Properties	1,818,057	1,829,232
Total principal due on notes payable	6,254,506	6,276,300
Less: debt discount	(159,983)	(164,598)
Notes payable, net	$6,094,523	$6,111,702

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of March 31, 2024 and December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

During the three months ended March 31, 2024 and 2023, amortization of debt discount amounted to $4,615 and $4,615, respectively, which is included in interest expense on the accompanying unaudited consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

On March 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,436,449 and $7,520, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively.

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

On March 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,402,071 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $415,986 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

On March 31, 2024, future principal payments under the above notes payable are as follows:

Years ending March 31,	Amount
2025	$114,171
2026	107,252
2027	475,255
2028	1,370,206
2029	72,911
Thereafter	4,114,711
Total principal payments due on March 31, 2024	$6,254,506

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

As of March 31, 2024 and December 31, 2023, the principal balance due under the Abrams Debenture is $2,000,000. As of March 31, 2024 and December 31, 2023, accrued interest payable due under the Abrams Debenture amounted to $30,000, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended March 31, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $30,000 and $30,000, respectively.

NOTE 8 – RELATED PARTY TRANSACTION

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

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of March 31, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of March 31, 2024 and December 31, 2023, is reflected as treasury stock on the unaudited consolidated balance sheet until such time as the shares are cancelled.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2024, 1,012,500 stock option awards are outstanding and 646,250 options are exercisable under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of March 31, 2024 and December 31, 2023, 8,987,500 and 8,987,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

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

Stock option activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	2,262,500	$0.94	4.34	$-
Forfeited	-	-		-
Balance Outstanding March 31, 2024	2,262,500	$0.94	4.09	$-
Exercisable, March 31, 2024	1,871,250	$0.95	3.45	$-

Balance non-vested on December 31, 2023	452,500	$0.91	7.47	$-
Forfeited during the period	-	-	-	-
Vested during the period	(61,250)	0.84	-	-
Balance non-vested on March 31, 2024	391,250	$0.93	7.16	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

MARCH 31, 2024

(Unaudited)

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

MARCH 31, 2024

(Unaudited)

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three months ended March 31, 2024 and 2023, the Company contributed $5,697 and $7,885 to the Plan, respectively.

Purchase and Sale Agreement and Joint Escrow – Surprise Property

On February 23, 2024, ZPRE Holdings provided an approval notice to the Seller (as hereinafter defined) of the Surprise Property (as hereinafter defined), related to the Company’s intent to consummate the purchase of the Surprise Property, following notice from the City of Surprise that the Company had received final approvals of its cannabis entitlements, after satisfaction of the appeal period (the “Cannabis Approvals”), related to a use-permit for a cannabis retail dispensary to be developed at the Surprise Property. As used herein, the “Surprise Property” refers to that certain property commonly known as Bella Fiesta Pad B in Surprise, Arizona, which property is a certain tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. Previously, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC Dysart & Bell LLC (the “Seller”) and ZPRE Holdings as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, the Seller agreed to sell to ZPRE Holdings, and ZPRE Holdings agreed to purchase, the Surprise Property in exchange for a purchase price of $1,100,000 (the “Purchase Price”). Pursuant to the terms of the Agreement, the Seller also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “Seller’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements is conditioned upon the closing of the sale of the Surprise Property to ZPRE Holdings. Pursuant to the terms of the Agreement, as of March 31, 2024 and December 31, 2023, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). The Earnest Money will be applied as a credit upon closing. The closing of the transactions contemplated by the Agreement is subject to several conditions, including the successful receipt of the Cannabis Approvals, and the successful completion of the Seller’s Work. In addition, ZPRE Holdings has the right to conduct inspections on the Surprise Property. Pursuant to the terms of the Agreement, if, during the inspection period, ZPRE Holdings determines, in its sole and absolute discretion, that the Surprise Property is not suitable for ZPRE Holdings’ purchase and use for any reason or no reason, ZPRE Holdings may terminate the Agreement.

NOTE 11 – SEGMENT REPORTING

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Information with respect to these reportable business segments for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Property investment portfolio	$691,292	$610,474
Real estate services	145,760	77,550
	837,052	688,024
Depreciation and amortization:
Property investment portfolio	89,647	97,582
Real estate services	-	-
	89,647	97,582
Interest expense:
Property investment portfolio	158,039	154,500
Real estate services	-	-
	158,039	154,500

Loss from unconsolidated joint ventures:
Property investment portfolio	-	1,469
Real estate services	-	-
	-	1,469
Net income (loss):
Property investment portfolio (a)	120,079	(175,805)
Real estate services	(23,606)	(133,843)
	$96,473	$(309,648)

	March 31, 2024	December 31, 2023
Identifiable long-lived tangible assets on March 31, 2024 and December 31, 2023 by segment:
Property investment portfolio	$11,550,935	$10,048,223
Real estate services	-	-
	$11,550,935	$10,048,223

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

For the three months ended March 31, 2024 and 2023, in connection with its operating leases, the Company recorded rent expense of $9,264 and $9,259, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On March 31, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2024	December 31, 2023
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(67,104)	(58,497)
Balance of ROU assets	$23,606	$32,213

On March 31, 2024, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ended March 31,	Amount
2025	$24,626
Total minimum non-cancelable operating lease payments	24,626
Less: discount to fair value	(545)
Total lease liability on March 31, 2024	$24,081

NOTE 13 – SUBSEQUENT EVENTS

On May 1, 2024, ZP Woodward and Rapid Fish, LLC (the “Parties”), with individual Guarantors, Thomas Nafso and Ammar Kattoula (the “Guarantors”), entered into a First Amendment to the Absolute Net Lease Agreement (the “First Amendment”) pertaining to premises located at 23600-23634 Woodward Ave, Pleasant Ridge MI 48069 (See Note 3). The Parties also agreed to a fully executed Reaffirmation of Guaranty from the Guarantors.

According to the terms of the First Amendment, the following changes have been agreed to by the Parties:

Amended Rental Payment Schedule

The First Amendment provides that as long as the Company’s Conditions, as outlined in this First Amendment, are satisfied including a Renovation Completion Commitment, the Rental Payment Schedule of the Lease will be amended to the schedule set forth in the First Amendment.

Capital Commitment

The First Amendment provides for the inclusion of the Capital Commitment as follows: Tenant shall cause a total of at least $850,000 to be spent toward capital improvements to the Premises (the “Commitment Improvements” and/or the “Capital Commitment”). Any such Commitment Improvements shall be made in accordance with the Lease as amended. Commitment Improvements to be counted toward satisfying the Capital Commitment shall include capital improvements to the Premises and any part thereof, as well as other improvements approved in advance in writing by the Company, and shall exclude soft costs, permit, design, architectural and engineering fees, and legal fees. Tenant acknowledges that the Capital Commitment is material to the Company and the Company would not have agreed to enter into this First Amendment but for Tenant’s obligations in this paragraph. If the Capital Commitment is not completed in the prescribed time period, as evidenced by invoices or similar documentation reasonably acceptable to the Company, Tenant’s failure shall constitute an Event of Default under the Lease.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Renovation Completion Commitment

The First Amendment provides for the inclusion of the Renovation Completion Commitment as follows: Tenant shall cause its Capital Commitment at the Premises (the “Renovation Completion Commitment”) to be completed within three (3) months after the First Amendment Effective Date (the “Renovation Completion Commitment Date”). In order to satisfy the Renovation Completion Commitment, Tenant must satisfy the following prior to the Renovation Completion Commitment Date (i) deliver to the Company the appropriate deliverables evidencing renovation completion (the “Renovation Completion Deliverables”) (as defined below) (ii) open for business to the public for its intended Use of the Premises (the “Store Opening”), (iii) and complete its first bona fide sale to the public. The Renovation Completion Deliverables include the following: (x) Tenant has furnished to the Company a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and the Company has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (y) Tenant has furnished to the Company commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); (z) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to the Company. Tenant acknowledges that the Renovation Completion Commitment is material to the Company and the Company would not have agreed to enter into this First Amendment but for Tenant’s obligations in this paragraph. If the Renovation Completion Commitment is not completed in the prescribed time period, Tenant’s failure shall constitute an Event of Default under the Lease. the Company shall grant Tenant up to two (2) additional 30-day extension upon request, so long as at the time of the extension the site is conducting inspections toward certificate of occupancy.

North Lot

The First Amendment also provides that if within 18 months of the date of this First Amendment, Tenant is able to complete all of the following related to 23634 Woodward Ave, Pleasant Ridge MI 48069 with an APN of 25-27-181-003 (the “North Lot”): (i) obtain authorization from all required jurisdictions (including the City of Pleasant Ridge) that the use of the North Lot parking spaces is no longer required and releases the Company from all obligations related to the North Lot under the Declaration of Restrictions and Parking Easement (the “Parking Agreement”), and (ii) confirm that the Tenant is able to continue to use the lot for purposes of ingress and egress, and (iii) Tenant is able to arrange a deal with the seller of the North Lot, which is currently under a Land Contract with outstanding installment payments, that (x) provides the Company with indemnity from Tenant that completely releases the Company of any operational obligations or liabilities related to the North Lot, (y) provides the Company with indemnity from Tenant that completely release the Company of any financial obligations or liabilities related to the North Lot, and (z) does not cause any encumbrance or legal liability to the remaining properties at the Premises; then within 30 days of the Company’s receipt of written confirmation from all appropriate parties that all requirements noted above have been satisfied, at the Company sole discretion, the Company agrees that the parties shall enter into a Lease Amendment acknowledging the same and modifying Tenant’s lease base rental rate to be reduced by $3,846 for the Lease.

Reaffirmation of Guarantee

In consideration of the First Amendment, the Guarantors executed and delivered a Reaffirmation of Guaranty, attached to the First Amendment as Addendum B (the “Reaffirmation of Guaranty”) effective as of the First Amendment Effective Date, May 3, 2024. Related to the Guaranty and the Original Guarantors, The Company agrees, that so long as there are no uncured Events of Default and Tenant remains in good standing under the Lease, then the Original Guarantors shall be released of their guarantees following the original lease term of fourteen and a half (14.5) years. The Company also agrees that, provided the Company has given written approval, at its discretion, which shall not be unreasonably withheld, then the Original Guarantors may be permitted to transfer the obligations under their Guarantees in the event of a Permitted Transfer, on to a new Guarantor(s) that are of at least equal or greater credit than the Original Guarantors, to be determined by the Company in its discretion, which shall not be unreasonably withheld.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed on March 26, 2024, as the same may be updated from time to time.

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

As of March 31, 2024, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039
No. of Tenants	1	1	1	1	1	1

Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	54.03

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	2,342,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Vacant Rentable Sq. Ft.	-	-	-	-	-	-	-

Sq. Ft. rented as of March 31, 2024	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Annual Base Rent (*,**)
2024 (remainder of year)	$457,540	$788,227	$31,500	$36,000	$373,755	$109,996	$1,797,018
2025	610,053	1,050,970	42,000	48,000	509,553	226,596	2,487,172
2026	598,589	1,050,970	42,000	48,000	524,840	233,394	2,497,793
2027	590,400	1,050,970	42,000	48,000	540,585	240,395	2,512,350
2028	590,400	1,050,970	42,000	48,000	556,803	247,607	2,535,780
2029	590,400	1,050,970	42,000	48,000	573,507	255,036	2,559,913
Thereafter	6,100,800	10,860,019	434,000	496,000	4,703,936	2,668,663	25,263,418
Total	$9,538,182	$16,903,096	$675,500	$772,000	$7,782,979	$3,981,687	$39,653,444

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL
2024	$9.8	$10.8	$29.2	$32.1	28.2	39.3
2025	$9.8	$10.8	$29.2	$32.1	29.1	80.9
2026	$9.8	$10.8	$29.2	$32.1	29.9	83.4
2027	$9.8	$10.8	$29.2	$32.1	30.8	85.9
2028	$9.8	$10.8	$29.2	$32.1	31.8	88.4
2029	$9.8	$10.8	$29.2	$32.1	32.7	91.1

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2024 and 2023.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues

For the three months ended March 31, 2024 and 2023, revenues by reportable business segments were as follows:

	Three Months Ended March 31,
	2024	2023
Revenues:
Property investment portfolio	$691,292	$610,474
Real estate services	145,760	77,550
Total revenues	$837,052	$688,024

For the three months ended March 31, 2024, total revenues amounted to $837,052, including property investment portfolio revenues $691,292, which consists of rental revenues, as compared to total revenues of $688,024, including rental revenues of $610,474, for the three months ended March 31, 2023, an overall increase of $149,028, or 21.7%. This increase was attributable to an increase in rental revenues of $80,818, or 13.2%, and a net increase in real estate services revenues of $68,210, or 88.0%, attributable to an increase in commissions earned on real estate listings of $142,460, offset by a decrease in advisory services revenues of $74,250.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with a new tenant at our recently acquired property located in Chicago, Illinois which began in January 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants. Additionally, beginning in August 2023, we began receiving additional rental revenue of $3,500 per month in connection with a Sublease Agreement with CJK and a subtenant in connection with our Kingman property.

Operating expenses

For the three months ended March 31, 2024, operating expenses amounted to $708,143 as compared to $711,410 for the three months ended March 31, 2023, a decrease of $3,267, or 0.5%. For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	Years Ended December 31,
	2023	2022
Compensation and benefits	$265,164	$345,495
Professional fees	122,270	142,662
Brokerage fees	103,330	-
General and administrative expenses	78,776	78,923
Depreciation and amortization	89,647	97,582
Real estate taxes	27,356	31,748
Business development costs	21,600	15,000
Total	$708,143	$711,410

●	For the three months ended March 31, 2024, compensation and benefit expense decreased by $80,331, or 23.2%, as compared to the three months ended March 31, 2023. The decrease was attributable to a decrease in stock-based compensation of $26,768 related to a decrease in accretion of stock option expense, a decrease in health insurance expense of $16,386, and a decrease in other compensation and benefits of $37,177.

●	For the three months ended March 31, 2024, professional fees decreased by $20,392, or 14.3%, as compared to the three months ended March 31, 2023. This decrease was primarily attributable to a decrease in public relations fees of $20,080.

●	For the three months ended March 31, 2024 and 2023, we recorded brokerage fees amounting to $103,330 and $0, respectively, representing an increase of $103,350, or 100.0%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended March 31, 2024, general and administrative expenses decreased by $147, or 0.20%, as compared to the three months ended March 31, 2023.

●	For the three months ended March 31, 2024, depreciation expense decreased by $7,935, or 8.1%, as compared to the three months ended March 31, 2023.

●	For the three months ended March 31, 2024, real estate taxes decreased by $4,392, or 13.8%, as compared to the three months ended March 31, 2023.

●	For the three months ended March 31, 2024, business development costs increased by $6,600, or 44.0%, as compared to the three months ended March 31, 2023. This increase was attributable to an increase in costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2024, income from operations amounted to $128,909 as compared to a loss from operations of $(23,386) for the three months ended March 31, 2023, a positive change of $152,295, or 651.23%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and a related party and also includes other income (expense). For the three months ended March 31, 2024, total other expenses, net amounted to $32,436 as compared to total other expenses, net of $284,793, respectively, representing a decrease of $252,357, or 88.6%. This decrease was attributable to an increase in interest expense of $3,539 primarily related to an increase in notes payable, offset by an increase in income in fair value from an interest rate swap of $255,896.

Equity method loss

For the three months ended March 31, 2024 and 2023, we incurred an equity method loss of $0 and $1,469, respectively, a decrease of $1,469, or 100.0%.

Net income (loss)

As a result of the foregoing, for the three months ended March 31, 2024 and 2023, net income (loss) amounted to $96,473, or $0.01 per common share (basic and diluted), and $(309,648), or $(0.03) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,519,903 and $3,099,795 as of March 31, 2024 and December 31, 2023, respectively.

Our primary uses of cash have been for the acquisition of new property investments, compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income, and real estate services, which primarily includes advisory fees and brokerage fees. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

East West Bank Swap and Amended Note

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of March 31, 2024 and December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On March 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,436,449 and $7,520, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively.

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

On March 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,402,071 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $415,986 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and real estate services revenues and the attainment of new advisory and brokerage clients. Our real estate properties are leased to Significant Tenants and other tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of March 31, 2024 and December 31, 2023, we had an asset concentration related to our Significant Tenant leases. As of March 31, 2023 and December 31, 2023, these Significant Tenants represented approximately 73.6% and 69.4% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

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

Cash Flow

For the Three Months Ended March 31, 2024 and 2023

Net cash flow provided by operating activities was $207,218 for the three months ended March 31, 2024, as compared to net cash flow provided by operating activities of $3,589 for the three months ended March 31, 2023, representing an increase of $203,629.

●	Net cash flow provided by operating activities for the three months ended March 31, 2024 primarily reflected net income of $96,473, adjusted for the add-back of non-cash items consisting of depreciation of $89,647, amortization of debt discount of $4,615, accretion of stock-based stock option expense of $16,494, a loss on forfeited escrow deposit of $21,600, and income from the changes in fair value from an interest rate swap of $125,603, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $42,908, an increase in deferred rent of $88,048 attributable to rent abatement on our new tenant lease at our Chicago, Illinois Property, an increase in accounts payable of $58,025, an increase in accrued expenses of $128,038, an increase in contract liabilities of $23,508, and an increase in security deposits payable of $27,730.

●	Net cash flow provided by operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $309,648 adjusted for the add-back of non-cash items consisting of depreciation of $97,582, amortization of debt discount of $4,615, accretion of stock-based stock option expense of $43,262, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $1,469, and a loss from the changes in fair value from an interest rate swap of $130,293, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $102,327 attributable to rent abatement on our new tenant lease at our Woodward Properties, an increase in contract liabilities of $49,700, and an increase in security deposits payable of $56,100 attributable to the collection of additional security deposit on our Woodward Properties.

During the three months ended March 31, 2024, net cash flow used in investing activities amounted to $1,771,916 as compared to net cash used in investing activities of $1,071,456, an increase of $700,460. During the three months ended March 31, 2024, net cash used in investing activities was attributable to the purchase of rental property of $1,585,878 primarily in connection with the acquisition of property in Chicago, Illinois, a purchase of property and equipment of $6,480, an increase in capitalized permit costs of $56,290, and an increase in escrow deposits of $123,268 in connection with escrow deposits made on other potential acquisitions of rental properties. During the three months ended March 31, 2023, net cash used in investing activities was attributable to the purchase of rental property of $992,214 in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $6,242, and an increase in escrow deposits of $73,000 in connection with escrow deposits made on other potential acquisitions of rental properties.

During the three months ended March 31, 2024 and 2023, net cash used in financing activities amounted to $21,794 and $20,258, respectively, and consisted of the repayment of notes payable.

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

The following tables summarize our contractual obligations as of March 31, 2024 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	730	150	240	240	100
Notes payable	6,254	114	582	1,445	4,115
Total	$8,984	$264	$822	$1,683	$6,215

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of March 31, 2024, the notional amount of our interest rate swaps was $4,450,642. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2024	Interest Rate	Maturity	Fair Value of Asset on March 31, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,450,642	7.65%	December 10, 2032	$2,724	$122,879

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

Recent Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated from time to time.

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

Zoned Properties, Inc. (Registrant)

Date: May 14, 2024	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)