Form 10-Q
period 2024-06-30
Zoned Properties, Inc.
filed 2024-08-13
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 12,101,548 shares of common stock, par value $0.001 per share, issued and outstanding.

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$1,528,553	$3,099,795
Accounts receivable	78,789	136,572
Deferred rent	516,990	371,472
Lease incentive receivable	435,780	449,541
Rental properties, net	11,451,712	10,040,524
Prepaid expenses and other assets	27,389	27,476
Escrow deposits	275,116	177,048
Capitalized permit costs	96,736	38,016
Property and equipment, net	10,950	7,699
Operating lease right of use asset, net	14,866	32,213
Investment in unconsolidated joint ventures	4,923	4,923
Investment in equity securities	50,000	50,000
Interest rate swap asset	23,767	-
Security deposits	2,272	2,272

Total Assets	$14,517,843	$14,437,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	6,076,521	6,111,702
Accounts payable	85,214	116,947
Accrued expenses	333,994	176,837
Lease liability	15,163	32,867
Contract liabilities	365,377	346,176
Derivative liability - interest rate swap, at fair value	-	122,879
Security deposits payable	308,190	290,460

Total Liabilities	9,184,459	9,197,868

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on June 30, 2024 and December 31, 2023 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,548 shares issued on June 30, 2024 and December 31, 2023, and 12,101,548 shares outstanding on June 30, 2024 and December 31, 2023, respectively	12,202	12,202
Additional paid-in capital	21,483,472	21,453,961
Treasury stock, at cost (100,000 shares on June 30, 2024 and December 31, 2023, respectively)	(15,000)	(15,000)
Accumulated deficit	(16,149,290)	(16,213,480)

Total Stockholders’ Equity	5,333,384	5,239,683

Total Liabilities and Stockholders’ Equity	$14,517,843	$14,437,551

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES:
Property investment portfolio revenues	$679,326	$609,591	$1,370,618	$1,220,065
Real estate services revenues	13,000	163,026	158,760	240,576

Total revenues	692,326	772,617	1,529,378	1,460,641

OPERATING EXPENSES:
Compensation and benefits	274,015	363,882	539,179	709,377
Professional fees	88,865	59,921	211,135	202,583
Brokerage fees	-	50,571	103,330	50,571
General and administrative expenses	99,588	99,644	178,364	178,567
Depreciation and amortization	89,870	102,048	179,517	199,630
Real estate taxes	35,575	31,746	62,931	63,494
Property portfolio business development costs	1,275	-	22,875	15,000

Total operating expenses, net	589,188	707,812	1,297,331	1,419,222

INCOME FROM OPERATIONS	103,138	64,805	232,047	41,419

OTHER INCOME (EXPENSES):
Interest expenses	(156,464)	(156,990)	(314,503)	(311,490)
Income from derivative - interest rate swap	21,043	139,985	146,646	9,692

Total other expenses, net	(135,421)	(17,005)	(167,857)	(301,798)

(LOSS) INCOME BEFORE EQUITY METHOD LOSSES	(32,283)	47,800	64,190	(260,379)

EQUITY METHOD LOSS:
Equity method loss from unconsolidated joint ventures	-	(5,641)	-	(7,110)
Total equity method loss	-	(5,641)	-	(7,110)

NET INCOME (LOSS)	$(32,283)	$42,159	$64,190	$(267,489)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.00	$0.01	$(0.02)
Diluted	$(0.00)	$0.00	$0.01	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,101,548	12,201,548	12,101,548	12,201,548
Diluted	12,101,548	12,601,548	12,501,548	12,201,548

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Accretion of stock based compensation related to stock options issued	-	-	-	-	16,494	-	-	-	16,494

Net income	-	-	-	-	-	-	-	96,473	96,473

Balance, March 31, 2024	2,000,000	2,000	12,201,548	12,202	21,470,455	100,000	(15,000)	(16,117,007)	5,352,650

Accretion of stock based compensation related to stock options issued	-	-	-	-	13,017	-	-	-	13,017

Net loss	-	-	-	-	-	-	-	(32,283)	(32,283)

Balance, June 30, 2024	2,000,000	2,000	12,201,548	12,202	21,483,472	100,000	(15,000)	(16,149,290)	5,333,384

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	-	$-	$(15,673,222)	$5,678,298

Accretion of stock based compensation related to stock options issued	-	-	-	-	43,262	-	-	-	43,262

Net loss	-	-	-	-	-	-	-	(309,648)	(309,648)

Balance, March 31, 2023	2,000,000	2,000	12,201,548	12,202	21,380,580	-	-	(15,982,870)	5,411,912

Accretion of stock based compensation related to stock options issued	-	-	-	-	37,185	-	-	-	37,185

Net income	-	-	-	-	-	-	-	42,159	42,159

Balance, June 30, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,417,765	-	$-	$(15,940,711)	$5,491,256

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,190	$(267,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	179,517	199,630
Amortization of debt discount	9,230	9,229
Stock option expense	29,511	80,447
Loss on forfeited escrow deposit	22,875	15,000
Lease costs	(357)	83
Loss from unconsolidated joint ventures	-	8,370
Income from interest rate swap	(146,646)	(9,692)
Change in operating assets and liabilities:
Accounts receivable	57,783	1,872
Deferred rent receivable	(145,518)	(124,013)
Lease incentive receivable	13,761	13,761
Prepaid expenses and other assets	87	32,248
Accounts payable	(31,733)	(9,626)
Accrued expenses	157,157	(10,530)
Contract liabilities	19,201	148,394
Security deposits payable	17,730	56,100

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,788	143,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(1,587,476)	(998,821)
Purchases of property and equipment	(6,480)	-
Increase in capitalized permit costs	(58,720)	(11,081)
Increase in escrow deposits	(120,943)	(155,548)

NET CASH USED IN INVESTING ACTIVITIES	(1,773,619)	(1,165,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(44,411)	(38,399)

NET CASH USED IN FINANCING ACTIVITIES	(44,411)	(38,399)

NET DECREASE IN CASH	(1,571,242)	(1,060,065)

CASH, beginning of period	3,099,795	4,335,840

CASH, end of period	$1,528,553	$3,275,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$338,652	$326,060

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$-	$430,000
Reclassification of escrow deposits for acquisition of rental properties	$-	$590,000

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022.

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART. LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated net income of $64,190 and cash provided by operations of $246,788 during the six months ended June 30, 2024. Additionally, as of June 30, 2024, the Company had cash of $1,528,553 and stockholders’ equity of $5,333,384.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2024 and 2023 include the collectability of accounts receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2024 and 2023, revenues associated with Significant Tenants amounted to $1,181,412 and $1,210,235, respectively, which represents 77.2% and 82.9% of the Company’s total revenues, respectively (see Note 3).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (liability)	$—	$23,767	$—	$—	$(122,879)	$—

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2024	Interest Rate	Maturity	Fair Value of Asset on June 30, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,439,798	7.65%	December 10, 2032	$23,767	$122,879

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2024 and December 31, 2023, the Company had approximately $1,009,000 and $2,555,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On June 30, 2024 and December 31, 2023, long-term investments consisted of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the six months ended June 30, 2024 and 2023, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the six months ended June 30, 2024 and 2023, the Company forfeited escrow deposits of $22,875 and $15,000, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On June 30, 2024 and December 31, 2023, escrow deposits amounted to $275,116 and $177,048, respectively.

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
JUNE 30, 2024
(Unaudited)

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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the six months ended June 30, 2024 and 2023, contract liabilities activities were as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Balance at beginning of period	$346,176	$303,315
Rental payments received in advance	92,649	159,507
Accretion of contract liabilities to revenue	(73,448)	(8,613)
Customer refund	-	(2,500)
Balance at end of period	$365,377	$451,709

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
JUNE 30, 2024
(Unaudited)

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In 2020, the Company amended its leases for which it is the lessor on its Chino Valley, Tempe, Kingman and Green Valley properties. The amendments resulted in an abatement of rent for the months of June and July 2020. Additionally, in connection with an operating lease on the Company’s Michigan property acquired in December 2022, the Company abated certain lease payments for the period from December 2022 to March 2023, and in connection with an operating lease on the Company’s Chicago property acquired in January 2024, the Company abated certain lease payments for the period from January 2024 to August 2024. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of June 30, 2024 and December 31, 2023 of $516,990 and $371,472, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) per common share - basic:
Net income (loss)	$(32,283)	$42,159	$64,190	$(267,489)
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income (loss) allocated to common stockholders	$(32,283)	$42,159	$64,190	$(267,489)
Weighted average common shares outstanding – basic	12,101,548	12,201,548	12,101,548	12,201,548
Net income (loss) per common share – basic	$(0.00)	$0.00	$0.01	$(0.02)

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$(32,283)	$42,159	$64,190	$(267,489)
Add: interest of convertible debt	-	30,000	60,000	-
Numerator for income (loss) per common share – basic	$(32,283)	$72,159	$124,190	$(267,489)

Weighted average common shares outstanding – basic	12,101,548	12,201,548	12,101,548	12,201,548
Add: dilutive shares related to:
Stock options	-	-	-	-
Convertible debt	-	400,000	400,000	-
Weighted average common shares outstanding – diluted	12,101,548	12,601,548	12,501,548	12,201,548
Net income (loss) per common share – diluted	$(0.00)	$0.00	$0.01	$(0.02)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2024 and 2023.

	June 30,
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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

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

On May 29, 2020, Chino Valley and Broken Arrow entered into a Second Amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow or its affiliate, CJK, will invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). The Company’s Significant Tenants completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
JUNE 30, 2024
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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On June 30, 2024 and December 31, 2023, contract liability related to this lease modification amounted to $272,727 and $281,340, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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
JUNE 30, 2024
(Unaudited)

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

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the Woodward Property located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant pursuant to the terms and conditions of the Woodward Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant. The tenant shall have the option, exercisable by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term, to extend the term for two further terms of five years each on the same terms and conditions as provided in this Lease.

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

On May 1, 2024, ZP Woodward and Rapid Fish, LLC (the “Parties”), with individual Guarantors, Thomas Nafso and Ammar Kattoula (the “Guarantors”), entered into a First Amendment to the Absolute Net Lease Agreement (the “First Amendment”) pertaining to premises located at 23600-23634 Woodward Ave, Pleasant Ridge MI 48069. The Parties also agreed to a fully executed Reaffirmation of Guaranty from the Guarantors.

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
JUNE 30, 2024
(Unaudited)

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Summary

As of June 30, 2024 and December 31, 2023, security deposits payable to the collective Significant Tenants amounted to $308,190 and $290,460, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the collective Significant Tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2024, consists of the following:

Future annual base rent:	Amount
2024 (remainder of year)	$1,184,945
2025	2,413,226
2026	2,421,117
2027	2,432,797
2028	2,453,839
2029	2,475,515
Thereafter	27,182,317
Total	$40,563,756

Revenues – Significant Tenants

For the six months ended June 30, 2024 and 2023, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Six Months Ended June 30, 2024	% of Total Revenues	For the Six Months Ended June 30, 2023	% of Total Revenues
Broken Arrow	$560,216	36.6%	$560,215	38.4%
VSM	328,368	21.5%	328,368	22.5%
Rapid Fish	292,828	19.1%	296,197	20.3%
Total	$1,181,412	77.2%	$1,184,780	81.2%

Further, as of June 30, 2024 and December 31, 2023, deferred rent of $516,990 and $371,472 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of June 30, 2024 and December 31, 2023, a lease incentive receivable of $435,780 and $449,541 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On June 30, 2024 and December 31, 2023, deferred revenue related to this lease modification amounted to $272,727 and $281,340, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company had an asset concentration related to the Significant Tenants. As of June 30, 2024 and December 31, 2023, the Significant Tenants collectively leased approximately 73.7% and 69.4% of the Company’s total assets, respectively. Through June 30, 2024, all rental payments have been made on a timely basis.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

NOTE 4 – RENTAL PROPERTIES

On June 30, 2024 and December 31, 2023, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2024	December 31, 2023
Building and building improvements	5-39	$10,332,213	$9,258,431
Construction in progress	-	20,575	18,976
Land	-	3,865,474	3,353,378
Rental properties, at cost		14,218,262	12,630,785
Less: accumulated depreciation		(2,766,550)	(2,590,261)
Rental properties, net		$11,451,712	$10,040,524

Property Acquisition

Pursuant to the terms of the Agreement Regarding Purchase and Sale Contract and an Assignment and Assumption Agreement, on January 19, 2024, ZPRE Holdings completed the acquisition of its Ashland Avenue Property located in Chicago, Illinois for an aggregate cash purchase price of $1,585,878, including (i) $1,250,000, representing the Purchase Price, (ii) an assignment fees of $185,000, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $150,878, which includes a $65,000 commission expense, a $79,634 sponsor fee, and other costs of $6,244.

For the three months ended June 30, 2024 and 2023, depreciation of rental properties amounted to $88,202 and $100,757, respectively.

For the six months ended June 30, 2024 and 2023, depreciation of rental properties amounted to $176,288 and $197,048, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND EQUITY SECURITIES

Investment in unconsolidated joint ventures

On June 30, 2024 and December 31, 2023, the Company held investments with aggregate carrying values of $4,923 and $4,923, respectively. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. A summary of the Company’s original investments in the unconsolidated affiliated entities and net carrying value amount is as follows:

			Original	Net Carrying Value
Entity	Date Acquired	Ownership %	Investment Amount	June 30, 2024	December 31, 2023
Zoneomics Green, LLC (the “Zoneomics Green Joint Venture”)	May 1, 2021	50.0%	90,000	4,923	4,923
Total investments in unconsolidated joint venture entities			$90,000	$4,923	$4,923

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture, as of June 30, 2024 and for the six months ended June 30, 2024.

Balance sheets (Unaudited):	Zoneomics Green
Current assets:
Cash	$9,847
Total assets	$9,847

Liabilities	$-
Equity	9,847
Total liabilities and equity	$9,847

Statement of operations (Unaudited)	Zoneomics Green
Net sales	$-
Operating recovery (expenses)	-
Net income (loss)	$-
Company’s share of income (loss) from unconsolidated joint ventures	$-

During the six months ended June 30, 2024 and 2023, the Company recorded a loss from unconsolidated joint ventures of $0 and $7,110, respectively, which represents the Company’s proportionate share of losses from its joint ventures, respectively.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On June 30, 2024 and December 31, 2023, investment in equity securities amounted to $50,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

NOTE 6 – NOTES PAYABLE

On June 30, 2024 and December 31, 2023, notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Note payable - East West Bank	$4,425,606	$4,447,068
Notes payable - Woodward Properties	1,806,284	1,829,232
Total principal due on notes payable	6,231,890	6,276,300
Less: debt discount	(155,369)	(164,598)
Notes payable, net	$6,076,521	$6,111,702

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of June 30, 2024 and December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

During the six months ended June 30, 2024 and 2023, amortization of debt discount amounted to $9,230 and $9,229, respectively, which is included in interest expense on the accompanying unaudited consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

On June 30, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,425,606 and $5,482, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively.

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

On June 30, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,394,682 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On June 30, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $411,602 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

On June 30, 2024, future annual principal payments under the above notes payable are as follows:

Years ending June 30,	Amount
2025	$120,663
2026	112,201
2027	475,276
2028	1,365,255
2029	78,019
Thereafter	4,080,476
Total principal payments due on June 30, 2024	$6,231,890

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

If the Company defaults on payment, Mr. Abrams may, at his option, extend all conversion rights, through and including the date the Company tenders or attempts to tender payment in full of all amounts due under the Abrams Debenture. Any amount of principal or interest, which is not paid when due shall bear interest at the rate of 12% per annum. Upon an Event of Default (as defined in the Abrams Debenture), Mr. Abrams may (i) declare the entire principal amount and all accrued and unpaid interest under the Abrams Debenture immediately due and payable, and (ii) exercise any and all rights, powers and remedies available to Mr. Abrams at law or in equity or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in the Abrams Debenture and proceed to enforce the payment thereof or any other legal or equitable right of Mr. Abrams.

As of June 30, 2024 and December 31, 2023, the principal balance due under the Abrams Debenture is $2,000,000. As of June 30, 2024 and December 31, 2023, accrued interest payable due under the Abrams Debenture amounted to $0 and $30,000, respectively, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended June 30, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $60,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

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

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of June 30, 2024 and December 31, 2023, is reflected as treasury stock on the unaudited consolidated balance sheet until such time as the shares are cancelled.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2024, 1,012,500 stock option awards are outstanding and 690,000 options are exercisable under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of June 30, 2024 and December 31, 2023, 8,987,500 and 8,987,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

(D) Stock options

For the six months ended June 30, 2024 and 2023, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $29,511 and $80,447, respectively. As of June 30, 2024, there were 2,262,500 options outstanding and 1,915,000 options vested and exercisable. As of June 30, 2024, there was $70,670 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on June 30, 2024 was $0 and was calculated based on the difference between the quoted share price on June 30, 2024 of $0.62 and the exercise price of the underlying options.

On October 1, 2023, the Company cancelled 90,000 non-vested stock options that were forfeited due to the resignation of an executive officer of the Company.

Stock option activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	2,262,500	$0.94	4.34	$-
Forfeited	-	-		-
Balance Outstanding June 30, 2024	2,262,500	$0.94	3.84	$-
Exercisable, June 30, 2024	1,915,000	$0.94	3.30	$-

Balance non-vested on December 31, 2023	452,500	$0.91	7.47	$-
Forfeited during the period	-	-	-	-
Vested during the period	(105,000)	0.82	-	-
Balance non-vested on June 30, 2024	347,500	$0.94	6.82	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
JUNE 30, 2024
(Unaudited)

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
JUNE 30, 2024
(Unaudited)

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the six months ended June 30, 2024 and 2023, the Company contributed $12,178 and $14,725 to the Plan, respectively.

Purchase and Sale Agreement and Joint Escrow – Surprise Property

On February 23, 2024, ZPRE Holdings provided an approval notice to the Seller (as hereinafter defined) of the Surprise Property (as hereinafter defined), related to the Company’s intent to consummate the purchase of the Surprise Property, following notice from the City of Surprise that the Company had received final approvals of its cannabis entitlements, after satisfaction of the appeal period (the “Cannabis Approvals”), related to a use-permit for a cannabis retail dispensary to be developed at the Surprise Property. As used herein, the “Surprise Property” refers to that certain property commonly known as Bella Fiesta Pad B in Surprise, Arizona, which property is a certain tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. Previously, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC Dysart & Bell LLC (the “Seller”) and ZPRE Holdings as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, the Seller agreed to sell to ZPRE Holdings, and ZPRE Holdings agreed to purchase, the Surprise Property in exchange for a purchase price of $1,100,000 (the “Purchase Price”). Pursuant to the terms of the Agreement, the Seller also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “Seller’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements is conditioned upon the closing of the sale of the Surprise Property to ZPRE Holdings. Pursuant to the terms of the Agreement, as of June 30, 2024, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). as of December 31, 2023, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). The Earnest Money will be applied as a credit upon closing. The transactions contemplated by the Agreement closed on July 8, 2024 (see Note 13).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

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

Information with respect to these reportable business segments for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Property investment portfolio	$679,326	$609,591	$1,370,618	$1,220,065
Real estate services	13,000	163,026	158,760	240,576
	692,326	772,617	1,529,378	1,460,641
Depreciation and amortization:
Property investment portfolio	89,870	102,048	179,517	199,630
Real estate services	-	-	-	-
	89,870	102,048	179,517	199,630
Interest expense:
Property investment portfolio	156,464	156,990	314,503	311,490
Real estate services	-	-	-	-
	156,464	156,990	314,503	311,490

Loss from unconsolidated joint ventures:
Property investment portfolio	-	5,641	-	7,110
Real estate services	-	-	-	-
	-	5,641	-	7,110
Net (loss) income:
Property investment portfolio	19,900	160,791	139,979	(15,014)
Real estate services	(52,183)	(118,632)	(75,789)	(252,475)
	$(32,283)	$42,159	$64,190	$(267,489)

	June 30, 2024	December 31, 2023
Identifiable long-lived tangible assets on June 30, 2024 and December 31, 2023 by segment:
Property investment portfolio	$11,462,662	$10,048,223
Real estate services	-	-
	$11,462,662	$10,048,223

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On March 15, 2022, the Company entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term began on March 15, 2022 and expires on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. The monthly base rent shall be $2,932 per month through November 30, 2021, $3,005 from December 1, 2022 through November 30, 2023, and $3,078 from December 1, 2023 through November 30, 2024.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

For the six months ended June 30, 2024 and 2023, in connection with its operating leases, the Company recorded rent expense of $18,529 and $18,519, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On June 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2024	December 31, 2023
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(75,844)	(58,497)
Balance of ROU assets	$14,866	$32,213

On June 30, 2024, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending June 30,	Amount
2025	$15,391
Total minimum non-cancelable operating lease payments	15,391
Less: discount to fair value	(228)
Total lease liability on June 30, 2024	$15,163

NOTE 13 – SUBSEQUENT EVENTS

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”).

As previously disclosed, on February 23, 2024, the Company, through ZPRE Holdings provided an approval notice to NWC related to the Company’s intent to consummate the purchase of the Surprise Property, following notice from the City of Surprise that the Company had received final approvals of its cannabis entitlements, after satisfaction of the appeal period (the “Cannabis Approvals”), related to a use-permit for a cannabis retail dispensary to be developed at the Surprise Property. As used herein, the “Surprise Property” refers to that certain property commonly known as Bella Fiesta Pad B in Surprise, Arizona, which property is a certain tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto.

Also as previously disclosed, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC, as the seller, and ZPRE Holdings, as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, NWC agreed to sell to ZPRE Holdings, and ZPRE Holdings agreed to purchase, the Surprise Property in exchange for a purchase price of $1,100,000 (the “Purchase Price”). Pursuant to the terms of the Agreement, NWC also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “NWC’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements was conditioned upon the closing of the sale of the Surprise Property.

Pursuant to the terms of the Agreement, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). The Earnest Money was to be applied as a credit upon closing.

Subsequent to entry into the Agreement and as approved by NWC under the terms of the Agreement, ZPRE Holdings designated ZP Dysart as the named buyer for the Closing.

PMF Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.”

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of Sunday Goods’ Work: (i) first advance in the amount of $300,000 at 50% completion, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy.

ZP Dysart agreed to pay PMF through escrow on or before the date of the Closing a nonrefundable 2% loan fee.

The PMF Loan Agreement contains representations, warranties and covenants customary for a transaction of this type.

PMF Note

Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF. As of August 13, 2024, the principal amount of the loan is $1,020,000. Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment.

During the existence of any event of default, PMF may, at its option, exercise any one or more of the remedies described in the PMF Loan Documents or otherwise available, including declaring all unpaid indebtedness then evidenced by the Note (including any late charges that are then due and payable, any advances thereafter made from the loan and any accruing costs and reasonable attorneys’ fees which are the obligation of ZP Dysart under the PMF Loan Documents) to become immediately due and payable. Unless PMF otherwise elects, such acceleration will occur automatically upon the occurrence of any event of default described in PMF Loan Agreement or PMF Deed.

After maturity or during the existence of any event of default, or at any time that ZP Dysart is more than 10 days delinquent in the payment of money as required by the Note or the other Loan Documents (whether or not Holder has given any notice of default or any cure period has expired), then all amounts outstanding thereunder will thereafter bear interest at the default rate of 18% per annum from the date such payment became due until paid, but in no event to exceed the highest rate lawfully collectible under applicable law.

Unconditional Repayment Guaranty

Pursuant to the terms of the Unconditional Repayment Guaranty (the “PMF Guaranty”), dated as of July 8, 2024, by Zoned Properties, Inc. in favor of PMF, the Company guaranteed to PMF the full and prompt payment of the principal sum of the PMF Note or so much thereof that may be outstanding at any one time or from time to time in accordance with its terms when due, by acceleration or otherwise, together with all interest accrued thereon, and the full and prompt payment of all other sums, together with all interest accrued thereon, when due under the terms of the PMF Loan Agreement, the PMF Note, and in any deed of trust, security agreement, lease assignment and other assignment or agreement referred to in the PMF Loan Agreement or the PMF Note and/or now or hereafter securing the PMF Note or setting forth any obligations of ZP Dysart in connection with the loan.

In anticipation of the Closing, ZP Dysart and The Pharm, LLC (“Sunday Goods”) entered into a Licensed Cannabis Facility Absolute Net Ground Lease Agreement, effective as of December 20, 2023, and having commenced as of July 13, 2024 (the “Sunday Goods Lease”), pursuant to which Sunday Goods will construct certain improvements on the Surprise Property (the “Sunday Goods Work”). PMF has approved the Sunday Goods Lease and the construction of such improvements.

Licensed Cannabis Facility Absolute Net Lease Agreement, Guaranty and Security Agreement

On January 2, 2024, ZP Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Lease Agreement (the “Contingent Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZP Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Contingent Lease, ZP Holdings agreed to lease the Surprise Property to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Contingent Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Contingent Lease, ZP Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. The rental payment terms pursuant to the Contingent Lease begin with a monthly base rent of $25,000 per month in year one, subject to an annual base rent increase of 3% each year. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZP Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024.

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of June 30, 2024, the Company leases land and/or building space at the six properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, and two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities. The Company considers the two cultivation sites in its portfolio as legacy properties, and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

As of June 30, 2024, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039
No. of Tenants	1	1	1	1	1	1

Land Area (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	54.03

Land Area (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	2,342,935

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	1,789,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Vacant Rentable Sq. Ft.	-	-	-	-	-	-	-

Sq. Ft. rented as of June 30, 2024	60,000	97,312	1,440	1,497	17,192	2,800	180,576

Annual Base Rent (*,**)
2024 (remainder of year)	$305,393	$525,484	$21,000	$24,000	$217,404	$91,664	$1,184,945
2025	611,093	1,050,970	42,000	48,000	434,567	226,596	2,413,226
2026	599,149	1,050,970	42,000	48,000	447,604	233,394	2,421,117
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	2,432,797
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	2,453,839
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	2,475,515
Thereafter	6,100,800	10,860,019	434,000	496,000	6,622,835	2,668,663	27,182,317
Total	$9,387,635	$16,640,353	$665,000	$760,000	$9,147,413	$3,963,355	$40,563,756

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL
2024	$9.8	$10.8	$29.2	$32.1	28.2	39.3
2025	$9.8	$10.8	$29.2	$32.1	24.8	80.9
2026	$9.8	$10.8	$29.2	$32.1	25.5	83.4
2027	$9.8	$10.8	$29.2	$32.1	26.3	85.9
2028	$9.8	$10.8	$29.2	$32.1	27.1	88.4
2029	$9.8	$10.8	$29.2	$32.1	27.9	91.1

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2024 and 2023.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenues

For the three and six months ended June 30, 2024 and 2023, revenues by reportable business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Property investment portfolio	$679,326	$609,591	$1,370,618	$1,220,065
Real estate services	13,000	163,026	158,760	240,576
Total revenues	$692,326	$772,617	$1,529,378	$1,460,641

For the three months ended June 30, 2024, total revenues amounted to $692,326, including property investment portfolio revenues $679,326, which consists of rental revenues, as compared to total revenues of $772,617, including property investment portfolio revenues of $609,591, for the three months ended June 30, 2023, an overall decrease of $80,291, or 10.4%. This decrease was attributable to a net decrease in real estate services revenues of $150,026, or 92.0%, attributable to a decrease in commissions earned on real estate listings and a decrease in advisory fees, offset by an increase in rental revenues of $69,735, or 11.4%.

For the six months ended June 30, 2024, total revenues amounted to $1,529,378, including property investment portfolio revenues $1,370,618, which consists of rental revenues, as compared to total revenues of $1,460,641, including property investment portfolio revenues of $1,220,065, for the six months ended June 30, 2023, an overall increase of $68,737, or 4.7%. This increase was attributable to an increase in rental revenues of $150,553, or 12.3%. offset by a net decrease in real estate services revenues of $81,816, or 34.0%, attributable to a decrease in commissions earned on real estate listings and a decrease in advisory fees.

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

Operating expenses

For the three months ended June 30, 2024, operating expenses amounted to $589,188 as compared to $707,812 for the three months ended June 30, 2023, a decrease of $118,624, or 16.8%. For the six months ended June 30, 2024, operating expenses amounted to $1,297,331 as compared to $1,419,222 for the six months ended June 30, 2023, a decrease of $121,891, or 8.6%. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and benefits	$274,015	$363,882	$539,179	$709,377
Professional fees	88,865	59,921	211,135	202,583
Brokerage fees	-	50,571	103,330	50,571
General and administrative expenses	99,588	99,644	178,364	178,567
Depreciation and amortization	89,870	102,048	179,517	199,630
Real estate taxes	35,575	31,746	62,931	63,494
Business development costs	1,275	-	22,875	15,000
Total	$589,188	$707,812	$1,297,331	$1,419,222

●	For the three months ended June 30, 2024, compensation and benefit expense decreased by $89,867, or 24.7%, as compared to the three months ended June 30, 2023. The decrease was attributable to a decrease in stock-based compensation of $24,168 related to a decrease in accretion of stock option expense, a decrease in health insurance expense of $11,074, and a decrease in other compensation and benefits of $54,625. For the six months ended June 30, 2024, compensation and benefit expense decreased by $170,198, or 24.0%, as compared to the six months ended June 30, 2023. The decrease was attributable to a decrease in stock-based compensation of $50,936 related to a decrease in accretion of stock option expense, a decrease in health insurance expense of $27,460, and a decrease in other compensation and benefits of $91,802.

●	For the three months ended June 30, 2024, professional fees increased by $28,944, or 48.3%, as compared to the three months ended June 30, 2023. This increase was primarily attributable to an increase in consulting fees of $19,000, an increase in accounting fees of $6,546, and an increase in other professional fees of $3,398. For the six months ended June 30, 2024, professional fees increased by $8,552, or 4.2%, as compared to the six months ended June 30, 2023. This increase was primarily attributable to an increase in consulting fees of $24,000, and an increase in accounting fees of $5,473, offset by a decrease in other public relations fees of $14,901, and a decrease in legal fees of $6,076.

●	For the three months ended June 30, 2024 and 2023, we recorded brokerage fees amounting to $0 and $50,571, respectively, representing a decrease of $50,571, or 100.0%. For the six months ended June 30, 2024 and 2023, we recorded brokerage fees amounting to $103,330 and $50,571, respectively, representing an increase of $52,759, or 104.3%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended June 30, 2024, general and administrative expenses decreased by $56, or 0.06%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, general and administrative expenses decreased by $203, or 0.11%, as compared to the six months ended June 30, 2023.

●	For the three months ended June 30, 2024, depreciation expense decreased by $12,178, or 11.9%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, depreciation expense decreased by $20,113, or 10.1%, as compared to the six months ended June 30, 2023.

●	For the three months ended June 30, 2024, real estate taxes increased by $3,829, or 12.0%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, real estate taxes decreased by $563, or 0.9%, as compared to the six months ended June 30, 2023

●	For the three months ended June 30, 2024, business development costs increased by $1,275, or 100.0%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, business development costs increased by $7,875, or 52.5%, as compared to the six months ended June 30, 2023. Business development costs are costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2024, income from operations amounted to $103,138 as compared to income from operations of $64,805 for the three months ended June 30, 2023, an increase of $38,333, or 59.1%. For the six months ended June 30, 2024, income from operations amounted to $232,047 as compared to income from operations of $41,419 for the six months ended June 30, 2023, an increase of $190,628, or 460.2%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended June 30, 2024, total other expenses, net amounted to $135,421 as compared to total other expenses, net of $17,005, respectively, representing an increase of $118,416, or 696.4%. This increase was attributable to a decrease in interest expense of $526 primarily related to a decrease in notes payable, offset by a decrease in income in fair value from an interest rate swap of $118,942. For the six months ended June 30, 2024, total other expenses, net amounted to $167,857 as compared to total other expenses, net of $301,798, respectively, representing a decrease of $133,941, or 44.4%. This decrease was attributable to an increase in interest expense of $3,013 primarily related to an increase in notes payable, offset by an increase in income in fair value from an interest rate swap of $136,954.

Equity method loss

For the three months ended June 30, 2024 and 2023, we incurred an equity method loss of $0 and $5,641, respectively, a decrease of $5,641, or 100.0%. For the six months ended June 30, 2024 and 2023, we incurred an equity method loss of $0 and $7,110, respectively, a decrease of $7,110, or 100.0%.

Net income (loss)

As a result of the foregoing, for the three months ended June 30, 2024 and 2023, net income (loss) amounted to $(32,283), or $(0.00) per common share (basic and diluted), and $42,159, or $0.00 per common share (basic and diluted), respectively. For the six months ended June 30, 2024 and 2023, net income (loss) amounted to $64,190, or $0.01 per common share (basic and diluted), and $(267,489), or $(0.02) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,528,553 and $3,099,795 as of June 30, 2024 and December 31, 2023, respectively.

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

East West Bank Swap and Amended Note

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (9.25% as of June 30, 2024 and December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On June 30, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,436,449 and $7,520, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,425,606 and $5,482, respectively.

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

On June 30, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,394,682 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023 (see Note 4), the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On June 30, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $411,602 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

Our future operations are dependent on our ability to manage our current cash balance, on the collection of rental and real estate services revenues and the attainment of new advisory and brokerage clients. Our real estate properties are leased to Significant Tenants and other tenants under triple-net leases for which terms vary. We monitor the credit of these tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections. As of June 30, 2024 and December 31, 2023, we had an asset concentration related to our Significant Tenant leases. As of June 30, 2024 and December 31, 2023, these Significant Tenants represented approximately 73.7% and 69.4% of total assets, respectively. If our Significant Tenants are prohibited from operating due to federal or state regulations or due to COVID-19, or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square less than our current rate per square foot.

Recent Property Acquisition and Related Note Payable

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). As previously disclosed, on February 23, 2024, the Company, through ZPRE Holdings provided an approval notice to NWC related to the Company’s intent to consummate the purchase of the Surprise Property, following notice from the City of Surprise that the Company had received final approvals of its cannabis entitlements, after satisfaction of the appeal period (the “Cannabis Approvals”), related to a use-permit for a cannabis retail dispensary to be developed at the Surprise Property. As used herein, the “Surprise Property” refers to that certain property commonly known as Bella Fiesta Pad B in Surprise, Arizona, which property is a certain tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto.

Also as previously disclosed, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC, as the seller, and ZPRE Holdings, as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, NWC agreed to sell to ZPRE Holdings, and ZPRE Holdings agreed to purchase, the Surprise Property in exchange for a purchase price of $1,100,000 (the “Purchase Price”). Pursuant to the terms of the Agreement, NWC also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “NWC’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements was conditioned upon the closing of the sale of the Surprise Property.

Pursuant to the terms of the Agreement, ZPRE Holdings deposited the following amounts into escrow: (i) $50,000, for the initial earnest money deposit, and (ii) $47,500, for additional earnest money deposited related to extensions to the Agreement (collectively, the “Earnest Money”). The Earnest Money was to be applied as a credit upon closing.

Subsequent to entry into the Agreement and as approved by NWC under the terms of the Agreement, ZPRE Holdings designated ZP Dysart as the named buyer for the Closing.

PMF Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.”

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of the Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of the Sunday Goods Work: (i) first advance in the amount of $300,000 at 50% completion, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy.

ZP Dysart agreed to pay PMF through escrow on or before the date of the Closing a nonrefundable 2% loan fee.

The PMF Loan Agreement contains representations, warranties and covenants customary for a transaction of this type.

PMF Note

Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF. As of August 13, 2024, the principal amount of the loan is $1,020,000. Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment.

During the existence of any event of default, PMF may, at its option, exercise any one or more of the remedies described in the PMF Loan Documents or otherwise available, including declaring all unpaid indebtedness then evidenced by the Note (including any late charges that are then due and payable, any advances thereafter made from the loan and any accruing costs and reasonable attorneys’ fees which are the obligation of ZP Dysart under the PMF Loan Documents) to become immediately due and payable. Unless PMF otherwise elects, such acceleration will occur automatically upon the occurrence of any event of default described in PMF Loan Agreement or PMF Deed.

After maturity or during the existence of any event of default, or at any time that ZP Dysart is more than 10 days delinquent in the payment of money as required by the Note or the other Loan Documents (whether or not Holder has given any notice of default or any cure period has expired), then all amounts outstanding thereunder will thereafter bear interest at the default rate of 18% per annum from the date such payment became due until paid, but in no event to exceed the highest rate lawfully collectible under applicable law.

Unconditional Repayment Guaranty

Pursuant to the terms of the Unconditional Repayment Guaranty (the “PMF Guaranty”), dated as of July 8, 2024, by Zoned Properties, Inc. in favor of PMF, the Company guaranteed to PMF the full and prompt payment of the principal sum of the PMF Note or so much thereof that may be outstanding at any one time or from time to time in accordance with its terms when due, by acceleration or otherwise, together with all interest accrued thereon, and the full and prompt payment of all other sums, together with all interest accrued thereon, when due under the terms of the PMF Loan Agreement, the PMF Note, and in any deed of trust, security agreement, lease assignment and other assignment or agreement referred to in the PMF Loan Agreement or the PMF Note and/or now or hereafter securing the PMF Note or setting forth any obligations of ZP Dysart in connection with the loan.

In anticipation of the Closing, ZP Dysart and The Pharm, LLC (“Sunday Goods”) entered into a Licensed Cannabis Facility Absolute Net Ground Lease Agreement, effective as of December 20, 2023, and having commenced as of July 13, 2024 (the “Sunday Goods”), pursuant to which Sunday Goods will construct certain improvements on the Surprise Property (the “Sunday Goods’ Work”). PMF has approved the Contingent Lease and the construction of such improvements.

Licensed Cannabis Facility Absolute Net Lease Agreement, Guaranty and Security Agreement

On January 2, 2024, ZP Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Lease Agreement (the “Contingent Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZP Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Contingent Lease, ZP Holdings agreed to lease the Surprise Property to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Contingent Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Contingent Lease, ZP Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. The rental payment terms pursuant to the Contingent Lease begin with a monthly base rent of $25,000 per month in year one, subject to an annual base rent increase of 3% each year. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZP Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024.

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

Cash Flow

For the Six Months Ended June 30, 2024 and 2023

Net cash flow provided by operating activities was $246,788 for the six months ended June 30, 2024, as compared to net cash flow provided by operating activities of $143,784 for the six months ended June 30, 2023, representing an increase of $101,729.

●	Net cash flow provided by operating activities for the six months ended June 30, 2024 primarily reflected net income of $64,190, adjusted for the add-back of non-cash items consisting of depreciation of $179,517, amortization of debt discount of $9,230, accretion of stock-based stock option expense of $29,511, a loss on forfeited escrow deposit of $22,875, and income from the changes in fair value from an interest rate swap of $146,518, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $57,783, an increase in deferred rent of $145,518 attributable to rent abatement on our new tenant lease at our Chicago, Illinois Property, a decrease in accounts payable of $31,733, an increase in accrued expenses of $157,157, an increase in contract liabilities of $19,201, and an increase in security deposits payable of $17,730.

●	Net cash flow provided by operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $267,489 adjusted for the add-back of non-cash items consisting of depreciation of $199,630, amortization of debt discount of $9,229, accretion of stock-based stock option expense of $80,447, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $8,370, and a gain from the changes in fair value from an interest rate swap of $9,692, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $124,013 attributable to rent abatement on our new tenant lease at our Woodward Properties, a decrease in prepaid expenses and other assets of $32,248, an increase in contract liabilities of $148,394, and an increase in security deposits payable of $56,100 attributable to the collection of additional security deposit on our Woodward Properties.

During the six months ended June 30, 2024, net cash flow used in investing activities amounted to $1,772,344 as compared to net cash used in investing activities of $1,165,450, an increase of $606,894. During the six months ended June 30, 2024, net cash used in investing activities was attributable to the purchase of rental property of $1,587,476 primarily in connection with the acquisition of property in Chicago, Illinois, a purchase of property and equipment of $6,480, an increase in capitalized permit costs of $58,720, and an increase in escrow deposits of $119,668 in connection with escrow deposits made on other potential acquisitions of rental properties. During the six months ended June 30, 2023, net cash used in investing activities was attributable to the purchase of rental property of $998,821 primarily in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $11,081, and an increase in escrow deposits of $155,548 in connection with escrow deposits made on other potential acquisitions of rental properties.

During the six months ended June 30, 2024 and 2023, net cash used in financing activities amounted to $44,411 and $38,399, respectively, and consisted of the repayment of notes payable.

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

The following tables summarize our contractual obligations as of June 30, 2024 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	700	150	240	240	70
Notes payable	6,232	121	587	1,443	4,081
Total	$8,932	$271	$827	$1,683	$6,151

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of June 30, 2024, the notional amount of our interest rate swaps was $4,450,642. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2024	Interest Rate	Maturity	Fair Value of Asset on June 30, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,439,798	7.65%	December 10, 2032	$23,767	$122,879

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of May 3, 2024, by and between ZP RE MI Woodward, LLC and Rapid Fish LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).
10.2	Construction Loan Agreement, dated as of July 8, 2024, by and between ZP RE AZ DYSART, LLC and Private Money Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of July 8, 2024, by and among ZP RE AZ DYSART, LLC to Premier Title Agency, for the benefit of Private Money Funding, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.4	Promissory Note, dated July 8, 2024, issued by ZP RE AZ DYSART, LLC in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.5	Unconditional Repayment Guaranty, dated as of July 8, 2024, by the registrant in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 13, 2024	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)