Form 10-Q
period 2024-09-30
Zoned Properties, Inc.
filed 2024-11-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of November 13, 2024 was: 12,087,829 (113,687 shares held in treasury).

ZONED PROPERTIES, INC.

Form 10-Q

September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$1,152,090	$3,099,795
Accounts receivable	105,264	136,572
Deferred rent	624,356	371,472
Lease incentive receivable	428,899	449,541
Rental properties, net	13,067,160	10,040,524
Prepaid expenses and other assets	34,529	27,476
Escrow deposits	157,169	177,048
Capitalized permit costs	56,500	38,016
Property and equipment, net	9,282	7,699
Operating lease right of use asset, net	5,992	32,213
Investment in unconsolidated joint ventures	4,923	4,923
Investment in equity securities	50,000	50,000
Security deposits	2,272	2,272

Total Assets	$15,698,436	$14,437,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	7,045,183	6,111,702
Accounts payable	43,850	116,947
Accrued expenses	351,655	176,837
Lease liability	6,111	32,867
Contract liabilities	323,257	346,176
Derivative liability - interest rate swap, at fair value	175,382	122,879
Security deposits payable	353,105	290,460

Total Liabilities	10,298,543	9,197,868

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on September 30, 2024 and December 31, 2023 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,516 shares issued on September 30, 2024 and December 31, 2023, and 12,098,420 and 12,101,548 shares outstanding on September 30, 2024 and December 31, 2023, respectively	12,202	12,202
Additional paid-in capital	21,493,094	21,453,961
Treasury stock, at cost (103,096 and 100,000 shares on September 30, 2024 and December 31, 2023, respectively)	(16,985)	(15,000)
Accumulated deficit	(16,090,418)	(16,213,480)

Total Stockholders’ Equity	5,399,893	5,239,683

Total Liabilities and Stockholders’ Equity	$15,698,436	$14,437,551

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES:
Property investment portfolio revenues	$750,926	$637,143	$2,121,544	$1,857,208
Real estate services revenues	278,704	83,307	437,464	323,883

Total revenues	1,029,630	720,450	2,559,008	2,181,091

OPERATING EXPENSES:
Compensation and benefits	259,268	345,907	798,447	1,055,284
Professional fees	65,291	86,152	276,426	288,735
Brokerage fees	19,033	-	122,363	50,571
General and administrative expenses	84,613	95,716	262,977	274,283
Depreciation and amortization	89,701	91,224	269,218	290,854
Real estate taxes	49,536	52,339	112,467	115,833
Property portfolio business development costs	17,000	-	39,875	15,000

Total operating expenses, net	584,442	671,338	1,881,773	2,090,560

INCOME FROM OPERATIONS	445,188	49,112	677,235	90,531

OTHER INCOME (EXPENSES):
Interest expenses	(187,167)	(155,376)	(501,670)	(466,866)
Income (loss) from derivative - interest rate swap	(199,149)	220,787	(52,503)	230,479

Total other income (expenses), net	(386,316)	65,411	(554,173)	(236,387)

INCOME (LOSS) BEFORE EQUITY METHOD LOSSES	58,872	114,523	123,062	(145,856)

EQUITY METHOD LOSS:
Equity method loss from unconsolidated joint ventures	-	-	-	(7,110)
Total equity method loss	-	-	-	(7,110)

NET INCOME (LOSS)	$58,872	$114,523	$123,062	$(152,966)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$0.01	$0.01	$(0.01)
Diluted	$0.00	$0.01	$0.01	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,101,062	12,201,548	12,101,385	12,201,548
Diluted	12,501,062	12,601,548	12,501,385	12,201,548

 See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Accretion of stock based compensation related to stock options issued	-	-	-	-	16,494	-	-	-	16,494

Net income	-	-	-	-	-	-	-	96,473	96,473

Balance, March 31, 2024	2,000,000	2,000	12,201,548	12,202	21,470,455	100,000	(15,000)	(16,117,007)	5,352,650

Accretion of stock based compensation related to stock options issued	-	-	-	-	13,017	-	-	-	13,017

Net loss	-	-	-	-	-	-	-	(32,283)	(32,283)

Balance, June 30, 2024	2,000,000	2,000	12,201,548	12,202	21,483,472	100,000	(15,000)	(16,149,290)	5,333,384

Purchase of treasury stock	-	-	-	-	-	3,096	(1,985)	-	(1,985)

Rounding	-	-	(32)	-	-	-	-	-	-

Accretion of stock based compensation related to stock options issued	-	-	-	-	9,622	-	-	-	9,622

Net loss	-	-	-	-	-	-	-	58,872	58,872

Balance, September 30, 2024	2,000,000	2,000	12,201,516	12,202	21,493,094	103,096	(16,985)	(16,090,418)	5,399,893

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	-	$-	$(15,673,222)	$5,678,298

Accretion of stock based compensation related to stock options issued	-	-	-	-	43,262	-	-	-	43,262

Net loss	-	-	-	-	-	-	-	(309,648)	(309,648)

Balance, March 31, 2023	2,000,000	2,000	12,201,548	12,202	21,380,580	-	-	(15,982,870)	5,411,912

Accretion of stock based compensation related to stock options issued	-	-	-	-	37,185	-	-	-	37,185

Net income	-	-	-	-	-	-	-	42,159	42,159

Balance, June 30, 2023	2,000,000	2,000	12,201,548	12,202	21,417,765	-	-	(15,940,711)	5,491,256

Accretion of stock based compensation related to stock options issued	-	-	-	-	30,090	-	-	-	30,090

Net income	-	-	-	-	-	-	-	114,523	114,523

Balance, September 30, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,447,855	-	$-	$(15,826,188)	$5,635,869

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,062	$(152,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	269,218	290,854
Amortization of debt discount	15,648	13,845
Stock option expense	39,133	110,537
Loss on forfeited escrow deposit	22,875	15,000
Bad debt expense	10,000	-
Lease costs	(535)	125
Loss from unconsolidated joint ventures	-	8,370
Loss (income) from interest rate swap	52,503	(230,479)
Change in operating assets and liabilities:
Accounts receivable	21,308	(28,611)
Deferred rent receivable	(252,884)	(145,704)
Lease incentive receivable	20,642	20,642
Prepaid expenses and other assets	(7,053)	23,790
Accounts payable	(73,098)	(11,121)
Accrued expenses	174,818	4,112
Contract liabilities	(22,919)	38,871
Security deposits payable	62,645	71,060

NET CASH PROVIDED BY OPERATING ACTIVITIES	455,363	28,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(3,290,956)	(1,011,340)
Purchases of property and equipment	(6,480)	-
Increase in capitalized permit costs	(18,484)	(25,418)
Increase in escrow deposits	(2,996)	(260,548)

NET CASH USED IN INVESTING ACTIVITIES	(3,318,916)	(1,297,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,985)	-
Net proceeds from note payable	983,940	-
Repayment of notes payable	(66,107)	(59,803)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	915,848	(59,803)

NET DECREASE IN CASH	(1,947,705)	(1,328,784)

CASH, beginning of period	3,099,795	4,335,840

CASH, end of period	$1,152,090	$3,007,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$511,775	$481,219

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$-	$430,000
Reclassification of escrow deposits for acquisition of rental properties	$-	$590,000

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022 (inactive).

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART. LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

The unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of September 30, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated net income of $123,062 and cash provided by operations of $455,363 during the nine months ended September 30, 2024. Additionally, as of September 30, 2024, the Company had cash of $1,152,090 and stockholders’ equity of $5,399,893.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2024 and 2023 include the collectability of accounts receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the nine months ended September 30, 2024 and 2023, revenues associated with Significant Tenants amounted to $1,779,227 and $1,842,381, respectively, which represents 69.5% and 84.5% of the Company’s total revenues, respectively (see Note 3).

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
SEPTEMBER 30, 2024
(Unaudited)

Other than the interest rate swap, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value, on a recurring basis, in accordance with ASC Topic 820.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$175,382	$—	$—	$122,879	$—

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on September 30, 2024	Interest Rate	Maturity	Fair Value of Liability on September 30, 2024	Fair Value of Liability on December 31, 2023
December 10, 2022 interest rate swap	$4,429,704	7.65%	December 10, 2032	$175,382	$122,879

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2024 and December 31, 2023, the Company had approximately $631,000 and $2,555,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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
SEPTEMBER 30, 2024
(Unaudited)

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On September 30, 2024 and December 31, 2023, long-term investments consisted of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the nine months ended September 30, 2024 and 2023, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the nine months ended September 30, 2024 and 2023, the Company forfeited escrow deposits of $39,875 and $15,000, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On September 30, 2024 and December 31, 2023, escrow deposits amounted to $157,169 and $177,048, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the nine months ended September 30, 2024 and 2023, contract liabilities activities were as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Balance at beginning of period	$346,176	$303,315
Rental payments received in advance	54,836	56,540
Accretion of contract liabilities to revenue	(77,755)	(15,169)
Customer refund	-	(2,500)
Balance at end of period	$323,257	$342,186

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of September 30, 2024 and December 31, 2023 of $624,356 and $371,472, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per common share - basic:
Net income (loss)	$58,872	$114,523	$123,062	$(152,966)
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income (loss) allocated to common stockholders	$58,872	$114,523	$123,062	$(152,966)
Weighted average common shares outstanding – basic	12,101,062	12,201,548	12,101,385	12,201,548
Net income (loss) per common share – basic	$0.00	$0.01	$0.01	$(0.01)

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$58,872	$114,523	$123,062	$(152,966)
Add: interest of convertible debt	30,000	30,000	90,000	-
Numerator for income (loss) per common share – basic	$88,872	$144,523	$213,062	$(152,966)

Weighted average common shares outstanding – basic	12,101,062	12,201,548	12,101,385	12,201,548
Add: dilutive shares related to:
Stock options	-	-	-	-
Convertible debt	400,000	400,000	400,000	-
Weighted average common shares outstanding – diluted	12,501,062	12,601,548	12,501,385	12,201,548
Net income (loss) per common share – diluted	$0.00	$0.01	$0.01	$(0.01)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2024 and 2023.

	September 30,
	2024	2023
Convertible debt	-	400,000
Stock options	2,262,500	2,352,500
	2,262,500	2,752,500

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, or ASC 280, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This update requires public companies to adopt the new disclosures for fiscal years starting after December 15, 2023, with quarterly interim disclosures required in fiscal years starting after December 15, 2024, with early adoption permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

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

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our land located in Surprise, AZ is leased by The Pharma, LLC (“Sunday Goods”), doing business as Sunday Goods.

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
SEPTEMBER 30, 2024
(Unaudited)

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

On January 24, 2022 and effective on March 1, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Chino Valley Lease, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to Tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease revenue. Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continues to expand.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Tempe, AZ

On May 1, 2018, and amended on May 29, 2020, Zoned Arizona and CJK entered into that certain Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Zoned Arizona and CJK (the “Tempe Lease”), with a term of 22 years, expiring April 30, 2040. The Tempe Lease provided for payment by CJK of a fixed monthly base rent of $33,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Zoned Arizona. In addition, pursuant to the terms of the Tempe Lease, CJK agreed to maintain insurance in full force during the term of the Tempe Lease and any other period of occupancy of the premises by CJK.

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On September 30, 2024 and December 31, 2023, contract liability related to this lease modification amounted to $268,421 and $281,340, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Kingman, AZ

On May 1, 2018, Kingman and CJK entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “Kingman Lease”), with a term of 22 years, expiring April 30, 2040. The Kingman Lease provides for payment by CJK of a fixed monthly base rent of $4,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Kingman. In addition, pursuant to the terms of the Kingman Lease, CJK agreed to maintain insurance in full force during the term of the Kingman Lease and any other period of occupancy of the premises by CJK.

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

On August 2, 2023, the Company entered into a Sublease Agreement (the “Sublease”) with CJK and a subtenant in connection with the Company’s Kingman property. Pursuant to the Sublease, the Sublease shall be effective on August 2, 2023 and end on the one year anniversary, or (ii) the last day of the Term of the Master Lease (whether due to expiration or termination thereof by the Company, whichever is earlier (the “Sublease Expiration Date”), such period being referred to herein as the “Sublease Term”, unless terminated earlier pursuant to the terms of this Sublease or otherwise by consent of the Company, CJK and Subtenant. The subtenant had two options to extend the Sublease Term by one-year periods each (each a “Sublease Term Extension” and collectively the “Sublease Term Extensions”), which were exercisable by Subtenant no later than 90 days prior to the expiration of the Sublease Term, as may be extended. In August 2024, the Sublease was not renewed and the Sublease expired.

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

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the Woodward Property located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term on the same terms and conditions as provided in this Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Reaffirmation of Guarantee

In consideration of the First Amendment, the Guarantors executed and delivered a Reaffirmation of Guaranty (the “Reaffirmation of Guaranty”) effective as of the First Amendment Effective Date, May 3, 2024. Related to the Guaranty and the Original Guarantors, the Company agreed, that so long as there are no uncured Events of Default and Tenant remains in good standing under the Lease, then the Original Guarantors shall be released of their guarantees following the original lease term of fourteen and a half (14.5) years. The Company also agreed that, provided the Company has given written approval, at its discretion, which shall not be unreasonably withheld, then the Original Guarantors may be permitted to transfer the obligations under their Guarantees in the event of a Permitted Transfer, on to a new Guarantor(s) that are of at least equal or greater credit than the Original Guarantors, to be determined by the Company in its discretion, which shall not be unreasonably withheld.

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

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the Surprise Property to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods shall pay monthly base rent of $25,000 through June 2026, with an annual increase of 3% per annum through June 2040.

Summary

As of September 30, 2024 and December 31, 2023, security deposits payable to the Company’s tenants amounted to $353,105 and $290,460, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of September 30, 2024, consists of the following:

Future annual base rent:	Amount
2024 (remainder of year)	$599,187
2025	2,563,226
2026	2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
Thereafter	31,338,074
Total	$45,557,666

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Revenues – Significant Tenants

For the nine months ended September 30, 2024 and 2023, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Nine Months Ended September 30, 2024	% of Total Revenues	For the Nine Months Ended September 30, 2023	% of Total Revenues
Broken Arrow	$840,323	32.8%	$840,323	38.5%
VSM	492,552	19.3%	492,552	22.6%
Rapid Fish	446,352	17.4%	464,695	21.3%
Total	$1,779,227	69.5%	$1,797,570	82.4%

Further, as of September 30, 2024 and December 31, 2023, deferred rent of $624,356 and $371,472 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of September 30, 2024 and December 31, 2023, a lease incentive receivable of $428,899 and $449,541 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On September 30, 2024 and December 31, 2023, deferred revenue related to this lease modification amounted to $268,421 and $281,340, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

Asset concentration

The Company’s real estate properties are leased to the Company’s tenants under absolute-net and triple-net leases that terminate through March 2037 and April 2040, respectively. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (2) monitoring the timeliness of rent collections.

As of September 30, 2024 and December 31, 2023, the Company had an asset concentration related to its Significant Tenants. As of September 30, 2024 and December 31, 2023, the Significant Tenants collectively leased approximately 57.6% and 69.4% of the Company’s total assets, respectively. Through September 30, 2024, all rental payments have been made on a timely basis.

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

NOTE 4 – RENTAL PROPERTIES

On September 30, 2024 and December 31, 2023, rental properties, net consisted of the following:

Description	Useful Life (Years)	September 30, 2024	December 31, 2023
Building and building improvements	5-39	$10,332,213	$9,258,431
Construction in progress	-	11,514	18,976
Land	-	5,578,015	3,353,378
Rental properties, at cost		15,921,742	12,630,785
Less: accumulated depreciation		(2,854,582)	(2,590,261)
Rental properties, net		$13,067,160	$10,040,524

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Property Acquisitions

2024

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

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimburse to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519. As previously disclosed, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC, as the seller, and ZPRE Holdings, as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, NWC also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “NWC’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements was conditioned upon the closing of the sale of the Surprise Property. Subsequent to entry into the Agreement and as approved by NWC under the terms of the Agreement, ZPRE Holdings designated ZP Dysart as the named buyer for the Closing.

For the three months ended September 30, 2024 and 2023, depreciation of rental properties amounted to $88,032 and $89,934, respectively.

For the nine months ended September 30, 2024 and 2023, depreciation of rental properties amounted to $264,320 and $286,982, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE AND EQUITY SECURITIES

Investment in unconsolidated joint venture

On September 30, 2024 and December 31, 2023, the Company held an investment with carrying values of $4,923 and $4,923, respectively, in Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture, as of September 30, 2024 and for the nine months ended September 30, 2024.

Balance sheets (Unaudited):	Zoneomics Green
Current assets:
Cash	$9,847
Total assets	$9,847

Liabilities	$-
Equity	9,847
Total liabilities and equity	$9,847

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Statement of operations (Unaudited)	Zoneomics Green
Net sales	$-
Operating recovery (expenses)	-
Net income (loss)	$-
Company’s share of income (loss) from unconsolidated joint ventures	$-

During the nine months ended September 30, 2024 and 2023, the Company recorded a loss from unconsolidated joint ventures of $0 and $7,110, respectively, which represents the Company’s proportionate share of losses from its joint venture, respectively.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On September 30, 2024 and December 31, 2023, investment in equity securities amounted to $50,000.

NOTE 6 – NOTES PAYABLE

On September 30, 2024 and December 31, 2023, notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Note payable - East West Bank	$4,415,512	$4,447,068
Notes payable - Woodward Properties	1,794,682	1,829,232
Note payable - Surprise, AZ property	1,020,000	-
Total principal due on notes payable	7,230,194	6,276,300
Less: debt discount	(185,011)	(164,598)
Notes payable, net	$7,045,183	$6,111,702

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

At any time before July 11, 2023, Zoned Arizona could elect to commence paying principal together with interest on the MAL (the “Early Amortization Election”) in accordance with the repayment terms set forth in the variable rate note initially evidencing the MAL, executed by Zoned Arizona in favor of the Bank (the “Note”). When Zoned Arizona made the Early Amortization Election, (i) Zoned Arizona will not be entitled to any further advances under the MAL, and (ii) the 25-year amortization schedule referenced in the Note will be from the date Zoned Arizona made the Early Amortization Election.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (8.75% as of September 30, 2024 and 9.25% as of December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On September 30, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,415,512 and $2,908, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively.

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

On September 30, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,387,464 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On September 30, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $407,218 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the nine months ended September 30, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. As of September 30, 2024, the principal amount of the loan is $1,020,000 and accrued interest payable amounted to $10,200.

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
SEPTEMBER 30, 2024
(Unaudited)

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

During the nine months ended September 30, 2024 and 2023, amortization of debt discount related to notes payable amounted to $15,648 and $13,845, respectively, which is included in interest expense on the accompanying unaudited consolidated statements of operations.

On September 30, 2024, future annual principal payments under the above notes payable are as follows:

Years ending September 30,	Amount
2025	$100,431
2026	109,090
2027	466,372
2028	1,350,853
2029	1,092,515
Thereafter	4,110,933
Total principal payments due on September 30, 2024	$7,230,194

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

As of September 30, 2024 and December 31, 2023, the principal balance due under the Abrams Debenture is $2,000,000. As of September 30, 2024 and December 31, 2023, accrued interest payable due under the Abrams Debenture amounted to $0 and $30,000, respectively, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended September 30, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $30,000. For the nine months ended September 30, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $90,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of September 30, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of September 30, 2024 and December 31, 2023, is reflected as treasury stock on the unaudited consolidated balance sheet until such time as the shares are cancelled.

On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period.

In September 2024, the Company purchased 3,096 shares of its common stock for $1,985, or an average of $0.64 per share, which as of September 30, 2024, is reflected as treasury stock on the unaudited consolidated balance sheet until such time as the shares are cancelled.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of September 30, 2024, 1,012,500 stock option awards are outstanding and 690,000 options are exercisable under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of September 30, 2024 and December 31, 2023, 8,987,500 and 8,987,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of September 30, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

For the nine months ended September 30, 2024 and 2023, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $39,133 and $110,537, respectively. As of September 30, 2024, there were 2,262,500 options outstanding and 1,915,000 options vested and exercisable. As of September 30, 2024, there was $61,048 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on September 30, 2024 was $0 and was calculated based on the difference between the quoted share price on September 30, 2024 of $0.54 and the exercise price of the underlying options.

On October 1, 2023, the Company cancelled 90,000 non-vested stock options that were forfeited due to the resignation of an executive officer of the Company.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Stock option activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	2,262,500	$0.94	4.34	$-
Forfeited	-	-		-
Balance Outstanding September 30, 2024	2,262,500	$0.94	3.59	$-
Exercisable, September 30, 2024	1,968,750	$0.94	3.30	$-

Balance non-vested on December 31, 2023	452,500	$0.91	7.47	$-
Forfeited during the period	-	-	-	-
Vested during the period	(158,750)	0.82	-	-
Balance non-vested on September 30, 2024	293,750	$0.97	6.46	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
(Unaudited)

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
SEPTEMBER 30, 2024
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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the nine months ended September 30, 2024 and 2023, the Company contributed $12,178 and $21,585 to the Plan, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Property investment portfolio	$750,926	$637,143	$2,121,544	$1,857,208
Real estate services	278,704	83,307	437,464	323,883
	1,029,630	720,450	2,559,008	2,181,091
Depreciation and amortization:
Property investment portfolio	89,701	91,224	269,218	290,854
Real estate services	-	-	-	-
	89,701	91,224	269,218	290,854
Interest expense:
Property investment portfolio	187,166	155,376	501,670	466,866
Real estate services	-	-	-	-
	187,166	155,376	501,670	466,866

Loss from unconsolidated joint ventures:
Property investment portfolio	-	-	-	7,110
Real estate services	-	-	-	-
	-	-	-	7,110
Net (loss) income:
Property investment portfolio	(160,783)	226,532	(20,804)	211,518
Real estate services	219,655	(112,009)	143,866	(364,484)
	$58,872	$114,523	$123,062	$(152,966)

	September 30, 2024	December 31, 2023
Identifiable long-lived tangible assets on September 30, 2024 and December 31, 2023 by segment:
Property investment portfolio	$13,076,442	$10,048,223
Real estate services	-	-
	$13,076,442	$10,048,223

(a)	Operating expenses and other expenses of the Company’s holding company that were not allocated to the real estate services segment are included in the property investment portfolio segment.

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
SEPTEMBER 30, 2024
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

For the nine months ended September 30, 2024 and 2023, in connection with its operating leases, the Company recorded rent expense of $27,793 and $27,778, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On September 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2024	December 31, 2023
Office lease right of use asset	$90,710	$90,710
Less: accumulated amortization	(84,718)	(58,497)
Balance of ROU assets	$5,992	$32,213

On September 30, 2024, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending September 30,	Amount
2025	$6,157
Total minimum non-cancelable operating lease payments	6,157
Less: discount to fair value	(46)
Total lease liability on September 30, 2024	$6,111

NOTE 13 – SUBSEQUENT EVENTS

In October and November 2024, the Company purchased 10,591 shares of its common stock for $6,025, or an average of $0.57 per share, which will be reflected as treasury stock on the unaudited consolidated balance sheet until such time as the shares are cancelled.

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of September 30, 2024, the Company leases land and/or building space at the six properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, and two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities. The Company considers the two cultivation sites in its portfolio as legacy properties, and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

As of September 30, 2024, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)	Development Project
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	-
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	1.11	55.14

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	48,541	2,391,476

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	48,541	1,837,982

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	-	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-		-
							-
Sq. Ft. rented as of September 30, 2024	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Annual Base Rent (*,**)
2024 (remainder of year)	$152,696	$262,741	$10,500	$12,000	$106,251	$54,999	$-	$599,187
2025	611,093	1,050,970	42,000	48,000	434,567	226,596	150,000	2,563,226
2026	599,149	1,050,970	42,000	48,000	447,604	233,394	304,500	2,725,617
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	313,635	2,746,432
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	323,044	2,776,883
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	332,732	2,808,247
Thereafter	6,100,800	10,860,019	434,000	496,000	6,622,835	2,668,663	4,155,757	31,338,074
Total	$9,234,938	$16,377,610	$654,500	$748,000	$9,036,260	$3,926,690	$5,579,668	$45,557,666

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
2024	$9.8	$10.8	$29.2	$32.1	$28.2	$39.3	$-
2025	$9.8	$10.8	$29.2	$32.1	$24.8	$80.9	$53.6
2026	$9.8	$10.8	$29.2	$32.1	$25.5	$83.4	$108.8
2027	$9.8	$10.8	$29.2	$32.1	$26.3	$85.9	$112.0
2028	$9.8	$10.8	$29.2	$32.1	$27.1	$88.4	$115.4
2029	$9.8	$10.8	$29.2	$32.1	$27.9	$91.1	$118.8

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2024 and 2023.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenues

For the three and nine months ended September 30, 2024 and 2023, revenues by reportable business segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Property investment portfolio	$750,926	$637,143	$2,121,544	$1,857,208
Real estate services	278,704	83,307	437,464	323,883
Total revenues	$1,029,630	$720,450	$2,559,008	$2,181,091

For the three months ended September 30, 2024, total revenues amounted to $1,029,630, including property investment portfolio revenues $750,926, which consists of rental revenues, as compared to total revenues of $720,450, including property investment portfolio revenues of $637,143, for the three months ended September 30, 2023, an overall decrease of $309,180, or 42.9%. This increase was attributable to a net increase in real estate services revenues of $195,397, or 234.6%, attributable to an increase in commissions earned on real estate listings and a decrease in advisory fees, and an increase in rental revenues of $113,783, or 17.9%, primarily attributable to an increase in rental revenue from our recently acquired property in Chicago, IL and Surprise, AZ.

For the nine months ended September 30, 2024, total revenues amounted to $2,559,008, including property investment portfolio revenues $2,121,544, which consists of rental revenues, as compared to total revenues of $2,181,091, including property investment portfolio revenues of $1,857,208, for the nine months ended September 30, 2023, an overall increase of $377,917, or 17.3%. This increase was attributable to an increase in rental revenues of $264,336, or 14.2%, primarily attributable to an increase in rental revenue from our recently acquired property in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $113,581, or 35.1%, attributable to an increase in commissions earned on real estate listings and a decrease in advisory fees.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with new tenants at our recently acquired properties located in Chicago, Illinois which began in January 2024 and Surprise, AZ which began in July 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants.

Operating expenses

For the three months ended September 30, 2024, operating expenses amounted to $584,442 as compared to $671,338 for the three months ended September 30, 2023, a decrease of $86,896, or 12.9%. For the nine months ended September 30, 2024, operating expenses amounted to $1,881,773 as compared to $2,090,560 for the nine months ended September 30, 2023, a decrease of $208,787, or 10.0%. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and benefits	$259,268	$345,907	$798,447	$1,055,284
Professional fees	65,291	86,152	276,426	288,735
Brokerage fees	19,033	-	122,363	50,571
General and administrative expenses	84,613	95,716	262,977	274,283
Depreciation and amortization	89,701	91,224	269,218	290,854
Real estate taxes	49,536	52,339	112,467	115,833
Business development costs	17,000	-	39,875	15,000
Total	$584,442	$671,338	$1,881,773	$2,090,560

●	For the three months ended September 30, 2024, compensation and benefit expense decreased by $86,639, or 25.1%, as compared to the three months ended September 30, 2023. The decrease was attributable to a decrease in stock-based compensation of $20,468 related to a decrease in accretion of stock option expense, a decrease in health insurance expense of $10,434, and a decrease in other compensation and benefits of $55,737. For the nine months ended September 30, 2024, compensation and benefit expense decreased by $256,837, or 24.3%, as compared to the nine months ended September 30, 2023. The decrease was attributable to a decrease in stock-based compensation of $71,403 related to a decrease in accretion of stock option expense, a decrease in health insurance expense of $37,894, and a decrease in other compensation and benefits of $147,540.

●	For the three months ended September 30, 2024, professional fees decreased by $20,861, or 24.2%, as compared to the three months ended September 30, 2023. This decrease was primarily attributable to a decrease in consulting fees of $23,919. For the nine months ended September 30, 2024, professional fees decreased by $12,309, or 4.3%, as compared to the nine months ended September 30, 2023. This decrease was primarily attributable to a decrease in consulting fees of $16,910, and a decrease in legal fees of $2,658, offset by an increase in accounting fees of $6,447.

●	For the three months ended September 30, 2024 and 2023, we recorded brokerage fees amounting to $19,033 and $0, respectively, representing an increase of $19,033, or 100.0%. For the nine months ended September 30, 2024 and 2023, we recorded brokerage fees amounting to $122,363 and $50,571, respectively, representing an increase of $71,792, or 142.0%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended September 30, 2024, general and administrative expenses decreased by $11,103, or 11.6%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, general and administrative expenses decreased by $11,306, or 4.1%, as compared to the nine months ended September 30, 2023.

●	For the three months ended September 30, 2024, depreciation expense decreased by $1,523, or 1.7%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, depreciation expense decreased by $21,636, or 7.4%, as compared to the nine months ended September 30, 2023.

●	For the three months ended September 30, 2024, real estate taxes decreased by $2,803, or 5.4%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, real estate taxes decreased by $3,366, or 2.9%, as compared to the nine months ended September 30, 2023

●	For the three months ended September 30, 2024, business development costs increased by $17,000, or 100.0%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, business development costs increased by $24,875, or 165.8%, as compared to the nine months ended September 30, 2023. Business development costs are costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2024, income from operations amounted to $445,188 as compared to income from operations of $49,112 for the three months ended September 30, 2023, an increase of $396,076, or 806.5%. For the nine months ended September 30, 2024, income from operations amounted to $677,235 as compared to income from operations of $90,531 for the nine months ended September 30, 2023, an increase of $586,704, or 648.1%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended September 30, 2024, total other expenses, net amounted to $(386,316) as compared to total other income, net of $65,411, respectively, representing a negative change of $(451,727), or 690.1%. This change was attributable to an increase in interest expense of $31,791 primarily related to an increase in notes payable, and an increase in loss in fair value from an interest rate swap of $419,936. For the nine months ended September 30, 2024, total other expenses, net amounted to $554,173 as compared to total other expenses, net of $236,387, respectively, representing an increase of $317,786, or 134.4%. This increase was attributable to an increase in interest expense of $34,804 primarily related to an increase in notes payable, and an increase in loss in fair value from an interest rate swap of $282,982.

Equity method loss

For the three months ended September 30, 2024 and 2023, we incurred an equity method loss of $0. For the nine months ended September 30, 2024 and 2023, we incurred an equity method loss of $0 and $7,110, respectively, a decrease of $7,110, or 100.0%.

Net income (loss)

As a result of the foregoing, for the three months ended September 30, 2024 and 2023, net income amounted to $58,872, or $0.00 per common share (basic and diluted), and $114,523, or $0.01 per common share (basic and diluted), respectively. For the nine months ended September 30, 2024 and 2023, net income (loss) amounted to $123,062, or $0.01 per common share (basic and diluted), and $(152,966), or $(0.01) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,152,090 and $3,099,795 as of September 30, 2024 and December 31, 2023, respectively.

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

Recent Property Acquisitions and Related Note Payables

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimburse to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519. As previously disclosed, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC, as the seller, and ZPRE Holdings, as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, NWC also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “NWC’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements was conditioned upon the closing of the sale of the Surprise Property. Subsequent to entry into the Agreement and as approved by NWC under the terms of the Agreement, ZPRE Holdings designated ZP Dysart as the named buyer for the Closing.

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the nine months ended September 30, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. As of September 30, 2024, the principal amount of the loan is $1,020,000 and accrued interest payable amounted to $10,200.

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

Cash Flow

For the Nine Months Ended September 30, 2024 and 2023

Net cash flow provided by operating activities was $455,363 for the nine months ended September 30, 2024, as compared to net cash flow provided by operating activities of $28,325 for the nine months ended September 30, 2023, representing an increase of $427,038.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2024 primarily reflected net income of $123,062, adjusted for the add-back of non-cash items consisting of depreciation of $269,218, amortization of debt discount of $15,648, accretion of stock-based stock option expense of $39,133, a loss on forfeited escrow deposit of $22,875, an increase in bad debt expense of $10,000, and loss from the changes in fair value from an interest rate swap of $52,503, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $252,884 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in accounts payable of $73,098, an increase in accrued expenses of $174,818, and an increase in security deposits payable of $62,645.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $152,966 adjusted for the add-back of non-cash items consisting of depreciation of $290,854, amortization of debt discount of $13,845, accretion of stock-based stock option expense of $110,537, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $8,370, and a gain from the changes in fair value from an interest rate swap of $230,479, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $28,611, an increase in deferred rent of $145,704 attributable to rent abatement on our new tenant lease at our Woodward Properties, a decrease in prepaid expenses and other assets of $23,790, a decrease in lease incentive receivable of $20,642, a decrease in accounts payable of $11,121, an increase in contract liabilities of $38,871, and an increase in security deposits payable of $71,060 attributable to the collection of additional security deposit on our Woodward Properties.

During the nine months ended September 30, 2024, net cash flow used in investing activities amounted to $3,318,916 as compared to net cash used in investing activities of $1,297,306, an increase of $2,021,610. During the nine months ended September 30, 2024, net cash used in investing activities was attributable to the purchase of rental properties of $3,290,956 primarily in connection with the acquisition of properties in Chicago, IL and Surprise, AZ, a purchase of property and equipment of $6,480, an increase in capitalized permit costs of $18,484, and an increase in escrow deposits of $2,996. During the nine months ended September 30, 2023, net cash used in investing activities was attributable to the purchase of rental property of $1,011,340 primarily in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized permit costs of $25,418, and an increase in escrow deposits of $260,548 in connection with escrow deposits made on other potential acquisitions of rental properties.

During the nine months ended September 30, 2024 and 2023, net cash provided by (used in) financing activities amounted to $915,848 and $(59,803), respectively. During the nine months ended September 30, 2024, net cash provided by financing activities consisted of net proceeds from a note payable of $983,940 used to acquire our Surprise, AZ property, offset by cash used for the repayment of notes payable of $66,107 and the purchase of treasury stock of $1,985. During the nine months ended September 30, 2023, net cash used in financing activities consisted of the repayment of notes payable of $59,803.

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

The following tables summarize our contractual obligations as of September 30, 2024 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	640	120	240	240	40
Notes payable	7,230	101	575	2,443	4,111
Total	$9,870	$221	$815	$2,683	$6,151

Off-balance Sheet Arrangements

Other than discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of September 30, 2024, the notional amount of our interest rate swaps was $4,429,704. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the critical ones related to an interest rate swap, the allowance for accounts receivable, impairment of rental properties, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of the financial statements.

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

The estimated fair value of the interest rate swap agreement is reflected as a derivative liability on the accompanying balance sheets with changes in the fair value reflected in income (loss) from derivative - interest rate swap on the accompanying statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount on September 30, 2024	Interest Rate	Maturity	Fair Value of Liability on September 30, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,429,704	7.65%	December 10, 2032	$175,382	$122,879

Accounts receivable

We recognize an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts receivable considered at risk or uncollectible. On January 1, 2023, we adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Assumptions used in the estimation of stock-based grants may include the volatility of our common stock, expected term of exercise, our discount rate and our dividend rate.

Recent Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period. The Repurchase Program is designed to comply with Rules 10b-18 and 10b5-1, each as promulgated under the Exchange Act.

The table below summarizes the repurchases effectuated pursuant to the Repurchase Program during the quarter ended September 30, 2024:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2024	-	-	-
August 2024	-	-	-	-
September 2024	3,096	$0.64	3,096	$998,015

(1)	Such shares were purchased pursuant to the Repurchase Program that was publicly announced on April 23, 2024. The Company is authorized to purchase up to $1 million of its common stock pursuant to the Repurchase Program, which has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Zoned Properties, Inc. (Registrant)

Date: November 14, 2024	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)