Form 10-K
period 2024-12-31
Zoned Properties, Inc.
filed 2025-03-25
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.62 per share of common stock as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $4,607,542.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,087,861 shares of common stock are outstanding as of March 25, 2025.

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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive and dissolved on January 13, 2025).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive and dissolved on January 9, 2025).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022 (inactive and dissolved on January 13, 2025).

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART. LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of March 2025, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is land leased currently under development to for a regulated cannabis retail dispensary. The Company considers the two cultivation sites in its portfolio as legacy properties and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

Our primary focus is on investing in the acquisition and development of new properties to grow the equity value of our real estate portfolio, and as such we may consider refinancing and/or selling an asset when the circumstances and opportunity present a value opportunity for the Company.

Zoned Properties is in pursuit of property acquisitions that can be characterized as consumer-facing, retail dispensary properties that are positioned to be leased to regulated cannabis retail dispensary tenants under net leasing structures. As of March 2025, the Company has additional agreements in place contractually securing the rights to acquire prospective investment properties with prospective regulated cannabis tenants located in Delaware, Kentucky, Illinois, and Ohio. In the coming quarters and years, the Company plans to initiate and target its investment activity in additional potential state-markets with robust cannabis consumer demand.

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

As of March 2025, we are the sole member of 13 limited liability companies: Chino Valley, Green Valley, Kingman, Zoned Arizona, Zoned Advisory, ZP Data 1, ZP Data 2, Arizona Brokerage, Florida Brokerage, ZPRE Holdings, ZP Woodward, ZP Dysart, and ZP Ashland. Seven of these entities—Zoned Arizona, Green Valley, Kingman, Chino Valley, ZPRE Holdings, ZP Woodward, and ZP Dysart have acquired land and/or real property and own our properties.

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

Recent Corporate History and Transactions

Our property located in Chino Valley, AZ is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as Hana Dispensaries.

Our property located in Green Valley, AZ is leased by Broken Arrow, doing business as Hana Dispensaries.

Our property located in Kingman, AZ is leased by CJK, Inc. (“CJK”).

Our property located in Tempe, AZ is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs.

Our property located in Pleasant Ridge, MI is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago, IL is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our land located in Surprise, AZ is leased by The Pharm, LLC (“Sunday Goods”). doing business as Sunday Goods.

Chino Valley, Arizona

On May 29, 2020, Chino Valley and Broken Arrow entered into a Second Amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020 (“Effective Date”). Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from the Effective Date to June 30, 2022 (the “Improvement Period”), Broken Arrow will and/or Broken Arrow will cause its affiliate, CJK, to invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). The Company’s Significant Tenants have completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

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

Tempe, Arizona

On May 29, 2020, Zoned Arizona and CJK entered into the First Amendment (the “Tempe Amendment”) to the Tempe Lease, effective May 31, 2020. Pursuant to the terms of the Tempe Amendment, among other things, the base rent was increased to $49,200 per month. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the Tempe Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Zoned Arizona and CJK, CJK may terminate the Tempe Lease by delivering written notice to Zoned Arizona, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

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

Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842-10-25, the lease modification was not accounted for as a separate contract and the Company shall account for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2024 and 2023, contract liability related to this lease modification amounted to $264,115 and $281,340, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

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

Additionally, the subtenant paid a security deposit of $22,000 per the terms of the sublease. The Company and CJK agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit), of which $14,960 was included in security deposits payable on the accompanying consolidated balance sheet as of December 31, 2023. Upon expiration of the Sublease, the Security Deposit of $14,960 was refunded to the subtenant.

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

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 to be paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 to be paid on April 01, 2025 (#3) $150,000 to be paid on May 01, 2025, and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

Property Investment Portfolio

The Company considers tenants whose annual base rent exceeds over 10% of the Company’s annual rental income to be a Significant Tenant.

The Tempe Lease, Chino Valley Lease, and the Woodward Lease are considered significant and the tenants are referred to as the Significant Tenants.

During the years ended December 31, 2024 and 2023, all of the Company’s real estate properties are leased under triple-net and absolute-net leases to tenants that are controlled by Significant Tenants. For the years ended December 31, 2024 and 2023, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2024	% of Total Revenues	For the Year Ended December 31, 2023	% of Total Revenues
Broken Arrow	$1,120,431	29.5%	$1,120,431	38.8%
VSM *	656,736	17.3%	656,736	22.7%
Woodward lease *	589,478	15.6%	616,862	21.4%
Total	$2,366,645	62.4%	$2,394,029	82.9%

As of December 31, 2024 and 2023, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2024 and 2023, the Significant Tenants collectively leased approximately 55.4% and 69.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 10.6% of the Company’s total assets of the Company. Through December 31, 2024, all rental payments have been made on a timely basis.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2024, consists of the following:

Future annual base rent:	Amount
2025	$2,563,226
2026	2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
Thereafter	31,338,074
Total	$44,958,479

Investment in Joint Ventures and Equity Investments

On December 31, 2024 and 2023, the Company held investments with aggregate carrying values of $4,923. The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over these entities. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable.

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

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2024 and 2023, investment in equity securities amounted to $50,000.

Tenants and Clients

We target tenants for our Property Investment Portfolio activity and clients for our Real Estate Services activity who require assistance with the identification and development of regulated cannabis properties. Our ideal prospective tenants and/or clients will have a commitment to operating their business and real estate projects with an emphasis on sophistication, safety, sustainability, and stewardship to the local community in which they operate.

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

In the United States, cannabis is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although most U.S. states authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law. The Company faces risks for operating in an industry that is illegal under federal law, including that third party service providers could suspend or withdraw services. See section entitled “Risk Factors” herein.

Due to the conflicting views between state governments and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. In response and until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most significant of these memoranda was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).

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

The former Attorneys Generals who succeeded former Attorney General Sessions following his resignation have not provided a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. However, as discussed herein, during his term, President Joseph R. Biden, announced multiple mass pardons and clemency of persons who had been convicted of simple marijuana possession under federal law and initiated a regulatory process under the CSA to move cannabis from Schedule I to Schedule III. However, with the recent re-election of President Donald J. Trump, who took office on January 20, 2025, the future of the rescheduling process is uncertain.

2018 Farm Bill

Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. Hemp and products derived from it that are lawfully cultivated or manufactured in accordance with the 2018 Farm Bill, U.S. Department of Agriculture regulations and applicable state laws may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January 2023, the FDA issued a statement in connection with its denial of three citizen petitions requesting that the agency engage in rulemaking to establish regulations under which CBD derived from hemp could be legally marketed as a dietary ingredient in foods and dietary supplements. The FDA stated that it is seeking assistance from Congress to create a new regulatory pathway that is better designed to regulate products that contain hemp derived cannabinoids, including CBD. In the interim, the FDA stated that products (including dietary supplements, conventional foods, and animal foods) on the market are at risk of FDA enforcement as the agency deems “appropriate.” To date, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright. The 2018 Farm Bill’s provisions regarding hemp have been extended through congressional appropriations “riders” following the 2018 Farm Bill’s expiration in 2023. It is uncertain whether Congress will further amend the definition of “hemp” through subsequent legislation.

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

Controlled Substances Act Rescheduling

There have been recent developments regarding the potential for cannabis to be removed from the most restrictive schedule under the CSA, but with the recent re-election of President Trump, the regulatory process for this so-called “rescheduling” is uncertain. On October 6, 2022, President Joe Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”), Xavier Becerra, and Attorney General Merick Garland initiate a scientific review of the basis for cannabis’ scheduling under the CSA. After approximately 11 months of review, on August 29, 2023, HHS Assistant Secretary of Health, Rachel Levine, sent a letter to Drug Enforcement Administration (“DEA”) Administrator, Anne Milgram, recommending rescheduling marijuana from Schedule I to Schedule III of the CSA. The recommendation was based on a scientific and medical review by the FDA with an analysis of the eight factors determinative of control of a substance under the CSA. The National Institute on Drug Abuse ("NIDA"), a part of the National Institutes of Health ("NIH"), agreed with the HHS/FDA recommendation to reclassify cannabis.

On May 16, 2024, the DEA issued a Notice of Proposed Rulemaking (“NPRM”) to reclassify marijuana to Schedule III. A formal adjudicatory proceeding was opened by a DEA Administrative Law Judge (“ALJ”). Following the introduction of all evidence, testimony, and briefings in the hearings, the ALJ would issue a final determination on the proposed rescheduling, However, these proceedings have been indefinitely delayed. On January 13, 2025, the ALJ cancelled a hearing set for January 21, 2025, which effectively pauses the rescheduling process indefinitely while an interlocutory appeal by two pro-rescheduling participants is considered by the DEA Administrator. There is no clear timeline for when the hearings will resume.

During the presidential campaign in 2024, President Trump publicly stated that his administration would support reclassification of cannabis as a Schedule III substance and would not stop or reverse a Schedule III determination. However, it is uncertain whether President Trump, new Attorney General Pamela Jo Bondi, or President Trump’s nominee for DEA Administrator, Derek Maltz, will withdraw the NPRM or otherwise end these rescheduling proceedings.

Internal Revenue Code, Section 280E

An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. As a result of Section 280E, the effective tax rate for many of the Company’s tenants and clients can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. If rescheduling were to occur, it is anticipated that the IRS will provide additional guidance on Section 280E and its applicability to the Company’s business. That said, legislation has been introduced in the U.S. House of Representatives and U.S. Senate that would make 280E applicable to any trade or business involved in cannabis even if cannabis is rescheduled to Schedule III under the CSA. It is not clear whether these bills have a high likelihood of passage.

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

In sum, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys, and notwithstanding public statements to the contrary, federal law enforcement could enforce the CSA – and its criminal prohibition on commercial cannabis activity.

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

Employees

As of December 31, 2024, we had seven full-time and part-time employees, including our chief executive officer and chief operating officer. We have established a national network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

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

Because we may be unable to identify and/or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2024 and 2023, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley, Green Valley and Kingman, Arizona properties and our property located in Pleasant Ridge, Michigan. As of December 31, 2024 and 2023, the Significant Tenants collectively leased approximately 55.4% and 69.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 10.6% of the Company’s total assets of the Company. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

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

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector has experienced significant volatility and such volatility is expected to continue in 2025. Obtaining favorable financing in the current environment remains challenging.

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

We are dependent on Bryan McLaren, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and the loss of this officer could harm our business and prevent us from implementing our business plan in a timely manner.

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. We previously purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2025. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

Risks Related to Government Regulation

Marijuana remains illegal under federal law, and therefore, strict enforcement of federal laws regarding marijuana would likely result in our inability and the inability of our tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which cannabis has been legalized at the state level, the possession, distribution, cultivation, manufacture and use of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In rescinding the Cole Memo, DOJ instructed its prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws against the regulated cannabis industry generally, including our tenants and us.

Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws. It is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.

Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision will expire on March 8, 2024. On December 20, 2024, Congress passed a continuing resolution to extend government funding, extending the application of the Rohrabacher-Blumenauer Amendment until March 14, 2025. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued in the 2014 Cole Memorandum directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to provide services to state-sanctioned cannabis businesses consistent with Bank Secrecy Act obligations and in alignment with federal enforcement priorities. Under these guidelines, financial institutions must submit a SAR in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Cole Memo has been rescinded, the FinCEN Memorandum technically remains intact; however, it is unclear whether the current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis operations. Any change in the federal government’s enforcement posture with respect to state-licensed cannabis operations, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

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

Many of our existing tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all, which could adversely affect the value of our common stock.

Our success is dependent on the financial stability of our tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business.

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. For example, during the COVID-19 pandemic, our tenants were generally not able to access federal assistance programs that were available to companies in other industries, due to cannabis being a Schedule I controlled substance under the CSA. The success of our tenants will also heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework.

Some of our tenants may be subject to significant debt obligations and may rely on debt financing to make rent payments to us. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis.

Any lease payment defaults by a tenant could adversely affect our cash flows. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of regulated cannabis cultivation and production facilities are generally subject to extensive state licensing requirements, including limited licenses in certain states.

Continuing unfavorable market dynamics affecting the regulated cannabis industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

Market dynamics in the regulated cannabis industry have negatively impacted our tenants’ ability to make their lease payments on the properties they lease from us. Regulated cannabis operators have experienced, among other things:

●	federal, state and local taxation and regulatory burdens;

●	declines in unit pricing for regulated cannabis products;

●	ineffective state and local law enforcement efforts to curtail the illicit production and sale of cannabis; and

●	limited access to capital on acceptable terms or at all.

As a result of these unfavorable market dynamics, certain regulated cannabis operators, including some of our tenants, have consolidated operations or shuttered certain operations to reduce costs, which may lead to increased default rates on the leases for our properties.

Failure by any of our tenants to comply with the terms of its lease agreement with us could require us to seek another lessee for the applicable property. We cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing properties on which any of our tenants default on their lease obligations. The result of any of the foregoing risks could materially and adversely affect our business, liquidity, financial condition and results of operations.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal control over financial reporting as of December 31, 2024 were not effective. Management realizes there are deficiencies in the design or operation of our internal control over financial reporting that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our 2024 fiscal year, management identified the following material weaknesses:

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 8360 E. Raintree Drive, #230, Scottsdale, AZ 85260. On March 15, 2022, we entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term shall begin on March 15, 2022 and expired on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. On June 3, 2024 the Company extended the lease for an additional 24 months through November 30, 2026. Effective December 1, 2024, the monthly base rent shall be $3,665 per month through November 30, 2025, $3,775 from December 1, 2025 through November 30, 2026, $3,887 from December 1, 2026 through November 30, 2027, and $4,004 from December 1, 2027 through November 30, 2028. The Company has the option to extend the lease for a two-year period through November 2028.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net or absolute-net lease model. The property investment portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) land and real property in Tempe Arizona, (iv) land and real property of approximately 47 acres in Chino Valley, Arizona, (v) land and real property in Pleasant Ridge, Michigan and (vi) land and real property in Chicago, Illinois which we recently acquired in January 2024, and (vii) land held in Surprise Arizona. The properties in Tempe, Green Valley, Kingman, and Chino Valley, Arizona, Pleasant Ridge, Michigan and Chicago, Illinois are currently leasing space to tenants that operate licensed cannabis facilities. Additionally, we lease our land located in Surprise, Arizona for future development of a licensed medical and adult use marijuana retail dispensary. As of December 31, 2024, each of our leased properties was generating revenues.

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

Quarter Ended	High	Low
December 31, 2024	$0.55	$0.39
September 30, 2024	$0.66	$0.51
June 30, 2024	$0.70	$0.45
March 31, 2024	$0.55	$0.35
December 31, 2023	$0.60	$0.37
September 30, 2023	$0.80	$0.52
June 30, 2023	$0.80	$0.52
March 31, 2023	$0.73	$0.58

On March 21, 2025, the closing price of our common stock on the OTCQB was $0.36 per share.

Holders of Common Stock

As of March 21, 2025, there were approximately 1,168 beneficial shareholders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which are reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled. During the year ended December 31, 2024 the Company purchased an additional 13,687 shares of common stock for $8,010 or $.59 per share.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2024, 1,117,500 stock option awards are outstanding and 826,250 options are exercisable under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of December 31, 2024 and 2023, 8,882,500 and 8,987,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,250,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

General

Outstanding Shares and Holders

As of March 25, 2025, our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 12,201,548 were issued and 12,087,861 were outstanding, and 5,000,000 shares of preferred stock, $0.001 par value per share, 2,000,000 of which were issued and outstanding.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of December 31, 2024, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the future development of a licensed medical and adult use marijuana retail dispensary. The Company considers the two cultivation sites in its portfolio as legacy properties and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry.

As of March 25, 2025, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)	Development Project
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	-
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	1.11	55.14

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	48,541	2,391,476

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	48,541	1,837,982

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	-	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-		-
							-
Sq. Ft. rented as of December 31, 2024	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Annual Base Rent (*,**)
2025	$611,093	$1,050,970	$42,000	$48,000	$434,567	$226,596	$150,000	$2,563,226
2026	599,149	1,050,970	42,000	48,000	447,604	233,394	304,500	2,725,617
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	313,635	2,746,432
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	323,044	2,776,883
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	332,732	2,808,247
Thereafter	6,100,800	10,860,019	434,000	496,000	6,622,835	2,668,663	4,155,757	31,338,074
Total	$9,082,242	$16,114,869	$644,000	$736,000	$8,930,009	$3,871,691	$5,579,668	$44,958,479

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
2025	$9.8	$10.8	$29.2	$32.1	$24.8	$80.9	$53.6
2026	$9.8	$10.8	$29.2	$32.1	$25.5	$83.4	$108.8
2027	$9.8	$10.8	$29.2	$32.1	$26.3	$85.9	$112.0
2028	$9.8	$10.8	$29.2	$32.1	$27.1	$88.4	$115.4
2029	$9.8	$10.8	$29.2	$32.1	$27.9	$91.1	$118.8

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2024 and 2023, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2024 and 2023.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

For the years ended December 31, 2024 and 2023, revenues by reportable business segments were as follows:

	Years Ended December 31,
	2024	2023
Revenues:
Property investment portfolio	$2,884,286	$2,481,892
Real estate services	909,003	405,099
Total revenues	$3,793,289	$2,886,991

For the years ended December 31, 2024, total revenues amounted to $3,793,289, including property investment portfolio revenues $2,884,286, which consists of rental revenues, as compared to total revenues of $2,886,991, including property investment portfolio revenues of $2,481,892, for the year ended December 31, 2023, an overall increase of $906,298, or 31.4%. This increase was attributable to an increase in rental revenues of $402,394, or 16.2%, primarily attributable to an increase in rental revenue from our recently acquired property in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $503,904, or 124.4%, attributable to an increase in commissions and assignment fees earned on real estate listings, offset by a decrease in advisory fees.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with new tenants at our recently acquired properties located in Chicago, Illinois which began in January 2024 and Surprise, AZ which began in July 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants.

Operating expenses

For the year ended December 31, 2024, operating expenses amounted to $2,690,119 as compared to $2,717,804 for the year ended December 31, 2023, a decrease of $27,685, or 1.0%. For the years ended December 31, 2024 and 2023, operating expenses consisted of the following:

	Years Ended December 31,
	2024	2023
Compensation and benefits	$1,287,744	$1,326,485
Professional fees	351,426	388,807
Brokerage fees	158,871	64,680
General and administrative expenses	331,495	367,175
Depreciation and amortization	357,946	380,761
Real estate taxes	148,762	163,896
Business development costs	53,875	26,000
Total	$2,690,119	$2,717,804

●	For the year ended December 31, 2024, compensation and benefit expense decreased by $38,741, or 2.9%, as compared to the year ended December 31, 2023. The decrease was attributable to a decrease in health insurance expense of $37,752 and a decrease in stock-based compensation of $61,760 related to a decrease in accretion of stock option expense, offset by an increase in compensation and benefits of $60,771.

●	For the year ended December 31, 2024, professional fees decreased by $37,381, or 9.6%, as compared to the year ended December 31, 2023. This decrease was primarily attributable to a decrease in consulting fees of $36,518, a decrease in public relation fees of $18,257, and a decrease in other professional fees of $1,000, offset by an increase in accounting fees of $10,749 and legal fees of $7,916.

●	For the year ended December 31, 2024 and 2023, we recorded brokerage fees amounting to $158,871 and $64,680, respectively, representing an increase of $94,191, or 145.6%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●

General and administrative expenses consist of expenses such as rent expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the year ended December 31, 2024, general and administrative expenses decreased by $35,680, or 9.7%, as compared to the year ended December 31, 2023, primarily to a decrease in travel and conference fee expenses.

●	For the year ended December 31, 2024, depreciation expense decreased by $22,815, or 6.0%, as compared to the year ended December 31, 2023 due to a decrease in depreciable rental properties.

●	For the year ended December 31, 2024, real estate taxes decreased by $15,134, or 9.2%, as compared to the year ended December 31, 2023 related to our Michigan property.

●	For the year ended December 31, 2024, property portfolio business development costs increased by $27,875, or 107.2%, as compared to the year ended December 31, 2023. Property portfolio business development costs are costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income from operations

As a result of the factors described above, for the year ended December 31, 2024, income from operations amounted to $1,103,170 as compared to income from operations of $169,187 for the year ended December 31, 2023, an increase of $933,983, or 552.0%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the year ended December 31, 2024, total other expenses, net amounted to $529,212 as compared to total other expenses, net of $657,335, respectively, representing a decrease of $128,123, or 19.5%. This decrease was attributable to an increase in interest expense of $71,979 primarily related to an increase in notes payable, and a decrease in loss in fair value from an interest rate swap of $200,102 resulting in 2024 other income of $167,460 from the interest rate swap.

Equity method loss

For the year ended December 31, 2024 and 2023, we incurred an equity method loss of $0 and $52,110, respectively, a decrease of $52,110, or 100.0%. During the year ended December 31, 2023, we recorded an impairment loss from unconsolidated joint ventures of $45,000 and a loss from unconsolidated joint ventures of $7,110.

Net income (loss)

As a result of the foregoing for the year ended December 31, 2024 and 2023, net income (loss) amounted to $573,958, or $0.05 per common share (basic) and $0.06 per common share (diluted), and $(540,258), or $(0.04) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,019,980 and $3,099,795 as of December 31, 2024 and 2023, respectively.

Our primary uses of cash have been for the acquisition of new property investments, compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income, and real estate services, which primarily includes advisory fees and brokerage fees. The following trends are reasonably likely to result in changes in our liquidity over the near term to long term:

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

We have used these funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, invest in joint ventures, and to grow our company. We may need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, to assure we have sufficient working capital for our ongoing operations and debt obligations, and to invest in new joint venture and other projects.

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

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. As of December 31, 2024, the principal amount of the loan is $1,020,000 and accrued interest payable amounted to $0.

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

Cash Flow

For the Years Ended December 31, 2024 and 2023

Net cash flow provided by operating activities was $578,218 for the year ended December 31, 2024, as compared to net cash flow provided by operating activities of $82,547 for the year ended December 31, 2023, representing an increase of $495,671.

●	Net cash flow provided by operating activities for the year ended December 31, 2024 primarily reflected net income of $573,958, adjusted for the add-back of non-cash items consisting of depreciation of $357,946, amortization of debt discount of $22,066 accretion of stock-based stock option expense of $54,833, a loss on forfeited escrow deposit of $22,875, an increase in bad debt expense of $20,000, and gain from the changes in fair value from an interest rate swap of $167,460, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $253,538, an increase in deferred rent of $376,032 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, an increase in accrued expenses of $256,951, a decrease in contract liabilities of $27,225, and an increase in security deposits payable of $71,217.

●	Net cash flow provided by operating activities for the year ended December 31, 2023 primarily reflected a net loss of $540,258 adjusted for the add-back of non-cash items consisting of depreciation of $380,761, amortization of debt discount of $18,460, accretion of stock-based stock option expense of $116,643, a loss on forfeited escrow deposit of $15,000, a loss from unconsolidated joint ventures of $8,370, a non-cash impairment loss from unconsolidated joint ventures of $45,000, and a loss from the changes in fair value from an interest rate swap of $32,642, offset by changes in operating assets and liabilities primarily consisting of an increase in deferred rent of $167,393 attributable to rent abatement on our new tenant lease at our Woodward Properties, a decrease in prepaid expenses and other assets of $31,653, a decrease in lease incentive receivable of $27,523, an increase in accounts payable of $9,576, a decrease in accrued expenses of $11,698, an increase in contract liabilities of $42,861, and an increase in security deposits payable of $71,060 attributable to the collection of additional security deposit on our Woodward Properties.

During the year ended December 31 2024, net cash flow used in investing activities amounted to $3,527,929 as compared to net cash used in investing activities of $1,239,084, an increase of $2,288,845. During the year ended December 31, 2024, net cash used in investing activities was attributable to the purchase of rental properties of $3,336,763 primarily in connection with the acquisition of properties in Chicago, IL and Surprise, AZ, a purchase of property and equipment of $6,480, an increase in capitalized project costs of $168,984, and an increase in escrow deposits of $15,702. During the year ended December 31, 2023, net cash used in investing activities was attributable to the purchase of rental property of $1,007,941 primarily in connection with the acquisition of property in Pleasant Ridge, Michigan, an increase in capitalized project costs of $38,016, and an increase in escrow deposits of $192,048 in connection with escrow deposits made on other potential acquisitions of rental properties.

During the year ended December 31, 2024 and 2023, net cash provided by (used in) financing activities amounted to $869,896 and $(79,508), respectively. During the year ended December 31, 2024, net cash provided by financing activities consisted of net proceeds from a note payable of $983,940 used to acquire our Surprise, AZ property, offset by cash used for the repayment of notes payable of $106,034 and the purchase of treasury stock of $8,010. During the year ended December 31, 2023, net cash used in financing activities amounted to $79,508 and consisted of the repayment of notes payable of $64,508 and the purchase of treasury stock of $15,000.

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

The following tables summarize our contractual obligations as of December 31, 2024 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$-	$2,000
Interest on convertible notes	610	120	240	240	10
Notes payable	7,190	48	1,765	1,060	4,317
Total	$9,800	$168	$2,005	$1,300	$6,327

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2024, the notional amount of our interest rate swaps was $4,418,471. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the critical ones related to an interest rate swap, the allowance for accounts receivable, impairment of rental properties, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2024	Interest Rate	Maturity	Fair Value of Asset on December 31, 2024	Fair Value of Liability on December 31, 2023
December 7, 2022 interest rate swap	$4,418,471	7.65%	December 10, 2032	$44,581	$122,879

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-35 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	37	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary
Berekk Blackwell	35	President and Chief Operating Officer
Art Friedman	65	Independent Director, Chair of the Compensation Committee
Alex McLaren, MD	72	Director, Chair of the Strategic Committee
David G. Honaman	73	Independent Director, Chair of the Audit Committee
Derek Overstreet, PhD.	38	Independent Director
Jody Kane	45	Independent Director, Chair of the Nominating and Governance Committee
Cole Stevens.	28	Independent Director

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

Art Friedman. Mr. Friedman, who has served as a director since 2014, is the Owner/Principal of Triple J Management Services, which specializes in consulting and professional services for the alcoholic beverage industry. Mr. Friedman was most recently President and CEO of Gold Coast Beverage Distributors, a position he held for the last 10 years of his 23 years with the company. During his tenure as President/CEO, Gold Coast more than tripled sales revenue and increased EBITDA by more than five-fold. Over the same period, Mr. Friedman led significant market share gains through organic growth as well as consolidating wholesaler acquisitions. Mr. Friedman began his career with General Foods Corporation, now part of Kraft Foods. He has served on the distributor advisory councils of Diageo-Guinness, Heineken USA, InBev and Miller-Coors. Mr. Friedman graduation Cum Laude with a Bachelor of Science in Business Management from the University of Florida, Warrington School of Business. We believe that Mr. Friedman’s background as an advisor in the area of business management and his experience in operating, growing and advising companies provides us with the requisite skills and qualifications required to serve on our board. Mr. Friedman’s service as a director at the Company since 2014, together with his business background, provides business, governance, organizational and strategic planning expertise to our Board and makes him a valued member of the Audit Committee, the Compensation Committee, which he chairs, and the Strategic Committee.

Alex McLaren, MD. Dr. McLaren, who has served as a director since 2014, is an accomplished and well-known orthopedic surgeon, professor and researcher. Alex was most recently Vice President of Clinical Outcomes for Shared Clarity, LLC from 2016-2019. From 2006 until 2016, Dr. McLaren served as program director of the Banner University Medical Center-Phoenix (Ariz.) Residency Program in Orthopedic Surgery. He is the former director of Orthopedic Education for Banner Good Samaritan Medical Center in Phoenix. He was also the program director of the Phoenix Orthopedic Residency Program at Maricopa County Medical Center between 1998 and 2000. He has been in private orthopedic surgery practice twice during his career in Phoenix. After graduating from Queen’s University School of Medicine, Kingston, Ontario, Canada in 1977, Dr. McLaren completed an orthopedic residency at the University of Western Ontario in 1982 and a fellowship at the University of Southern California in 1983. Dr. McLaren is first and foremost an orthopedic educator and researcher whose career has included teaching, research and administration of educational programs. His clinical interest includes orthopedic infections, revision arthroplasty and complex musculoskeletal trauma. With hundreds of publications, numerous grand-funded projects, and medical association postings, Dr. McLaren has established a prized reputation in his field. We believe that Dr. McLaren’s services provided to numerous organizations provide us with the requisite skills and qualifications to serve on our board and as a member of the Compensation Committee and the Strategic Committee, which he chairs.

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

Cole Stevens. Mr. Stevens, who has served as a director since November 2024, brings over a decade of experience in capital markets advisory, corporate finance, and strategic growth leadership. He has a proven track record of driving value creation and expansion across diverse industries, including technology, healthcare, and real estate. Since 2019, Mr. Stevens has served as President of AllAccess Capital Markets, a prominent North American capital markets advisory firm. In this capacity, he has consistently demonstrated exceptional leadership and financial acumen, successfully guiding organizations through periods of growth, transformation, and strategic evolution. Mr. Stevens’ expertise has earned him recognition on leading broadcast platforms, including appearances on CBC’s Lang & O’Leary Exchange and multiple features on BNN (Business News Network). Mr. Stevens has a Bachelor of Commerce from the Ted Rogers School of Management at Toronto Metropolitan University (formerly Ryerson University), with a focus on Global Management. The Company believes that Mr. Stevens’ strategic experience will be invaluable to the Company as it pursues its mission to deliver innovative, value-driven real estate solutions in emerging regulated markets

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

Director Independence

Five of our seven board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, Kane, Dr. Overstreet, and Mr. Stevens is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2024 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2024 and 2023 because of his employment as our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary. Alex McLaren, MD was not considered an independent director during his service on the Board during the fiscal years ended December 31, 2024 and 2023 because Bryan McLaren is the son of Dr. McLaren.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders, as may be applicable.

The Board of Directors held two meetings during the fiscal year ended December 31, 2024. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has four committees: the Audit Committee, the Strategic Committee, the Compensation Committee, and the Nominating and Governance Committee. As of March 25, 2025, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Strategic	Nom. & Gov
Independent Directors
Art Friedman	X	Chair	X	X
David G. Honaman	Chair	X	X	X
Derek Overstreet	X	X	X	X
Jody Kane	X	X	X	Chair
Cole Stevens	X	X	X	X

Non-Independent Director
Alex McLaren, MD		X	Chair	X

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

The Audit Committee held four meetings during the fiscal year ended December 31, 2024.

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

The Compensation Committee held two meetings during the fiscal year ended December 31, 2024.

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

The Strategic Committee held two meetings during the fiscal year ended December 31, 2024.

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

The Nominating and Governance Committee held two meetings during the fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following 2024 Summary Compensation Table (the “SCT”) summarizes all compensation recorded by us for the years ended December 31, 2024 and 2023 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K (each, an “NEO” and collectively, the “NEOs”).

2024 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $(1)	Stock Awards $ (2)	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Bryan McLaren,	2024	250,000	56,473	-	-	-	-	-	306,473
Chief Executive Officer and Chief Financial Officer	2023	250,000	-	-	-	-	-	-	250,000

Berekk Blackwell,	2024	190,000	57,473	-	-	-	-	-	247,473
President and Chief Operating Officer (2)	2023	184,294	-	-	-	-	-	-	185,294

(1)

On August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. Such amounts are included in bonus above.

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

Following a change in control of the Company, upon termination of Mr. McLaren’s employment or during a period of disability, Mr. McLaren will be entitled to the following benefits:

(i)	During any period that Mr. McLaren fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness, Mr. McLaren will continue to receive his base salary at the rate in effect at the commencement of any such period, together with all amounts payable to Mr. McLaren under any compensation plan of the Company during such period, until the Golden Parachute Agreement is terminated.

(ii)	If Mr. McLaren’s employment is terminated by the Company for Cause or by Mr. McLaren other than for Good Reason, disability, death or retirement, the Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company at the time such payments are due.

(iii)	If employment by the Company shall be terminated (a) by the Company other than for Cause, death or disability or (b) by Mr. McLaren for Good Reason, Mr. McLaren will be entitled to benefits provided below:

a.	The Company will pay Mr. McLaren his full base salary through the date of Termination at the rate in effect at the time notice of Termination is given, plus all other amounts and benefits to which Mr. McLaren is entitled under any compensation plan of the Company.

b.	In lieu of any further salary payments to Mr. McLaren for periods subsequent to the date of Termination, the Company will pay as severance pay to Mr. McLaren a lump sum severance payment (together with the payments provided in clauses (c) and (d) below) equal to five times the sum of Mr. McLaren’s annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of Termination given in respect of them.

c.	The Company will pay Mr. McLaren any deferred compensation allocated or credited to Mr. McLaren or his account as of the date of Termination.

d.	In lieu of shares of common stock of the Company issuable upon exercise of outstanding options, if any, granted to Mr. McLaren under the Company’s stock option plans (which options shall be cancelled upon the making of the payment referred to below), Mr. McLaren will receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s common stock as reported on or nearest the date of Termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of Termination), over the per share exercise price of each option held by Mr. McLaren (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s common stock covered by each such option.

e.	The Company will also pay Mr. McLaren all legal fees and expenses incurred by Mr. McLaren as a result of such Termination.

(iv)	In the event that Mr. McLaren is a “disqualified individual” within the meaning of Section 280G of the Code, the parties expressly agree that the payments described herein and all other payments to Mr. McLaren under any other agreements or arrangements with any persons which constitute “parachute payments” within the meaning of Section 280G of the Code are collectively subject to an overall maximum limit. Such maximum limit shall be $1 less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Code, as determined by the Company.

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby brokerage project team members shall receive up to 80% bonus splits of the fees generated by transactions. In connection with such a bonus, in 2024, the Company paid Mr. McLaren a bonus of $56,473.

Blackwell Employment Agreement

On July 26, 2022, the Company entered into an employment agreement, effective July 1, 2022, with Mr. Blackwell (the “Blackwell Employment Agreement”). Pursuant to the terms of the Blackwell Employment Agreement, the Company agreed to pay Mr. Blackwell a base annual salary of $150,000 for his services as President and Chief Operating Officer. The Company may also award Mr. Blackwell discretionary cash and/or equity bonuses. In April 2023, Mr. Blackwells base annual salary was increased in $190,000.

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby brokerage project team members shall receive up to 80% bonus splits of the fees generated by brokerage transactions. In connection with such a bonus, in 2024, the Company paid Mr. Blackwell a bonus of $57,473.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	250,000	—	(a)	—	1.00	12/26/2026	—	—	—	—
Berekk Blackwell	55,000	70,000	(b)	—	1.00	1/1/2031	—	—	—	—
Berekk Blackwell	30.000	45,000	(c)	—	1.00	1/21/2032	—	—	—	—

(a)	Vested annually at 25,000 options per year through December 2024.
(b)	Vest annually at 10,000 options per year through January 1, 2031.
(c)	15,000 options vested in 2022 and remainder vest annually at 7,500 options per year through January 21, 2030.

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

2024 Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2024, 2023 and 2022, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
2024	$306,473	$307,515	$247,473	$245,170	$109.56	$573,958
2023	$250,000	$228,486	$157,864	$104,921	$116.55	$(540,258)
2022	$246,758	$228,999	$203,280	$194,180	$174.78	$(574,355)

(1)	The principal executive officer (“PEO”) in 2024, 2023, and 2022 is Bryan McLaren, our Chief Executive Officer and Chief Financial Officer. The non-PEO NEOs in 2024 is Berekk Blackwell, and in 2023 and 2022 was Berekk Blackwell and Dan Gauthier.
(2)	The CAP was calculated beginning with the PEO’s SCT total. The following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock Awards Deducted from SCT	Stock Awards Added to CAP	Stock Option Awards Deducted from SCT	Stock Option Awards Added to CAP	Total CAP A - (B + D)
	(A)	(B)	(C)	(D)	(E)	+ (C + E)
PEO
2024	$306,473	$-	$-	$-	$1,042	$307,515
2023	$250,000	$-	$-	$-	$(21,514)	$228,486
2022	$246,758	$-	$-	$-	$(17,759)	$228,999

Average Non-PEO NEO
2024	$247,473	$-	$-	$-	$(2,303)	$245,170
2023	$157,864	$-	$-	$-	$(52,943)	$104,921
2022	$203,280	$-	$-	$(137,754)	$128,654	$194,180

(3)	The fair value of stock options reported for CAP purposes in columns (C) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2024, 2023 and 2022 were as follows:

Grant Year	2024	2023	2022
Volatility	75.0 – 83.4%	52.2 – 106.7%	106.7 – 112.3%
Expected life (in years)	2 – 7 years	3 – 7 years	4 – 10 years
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	4.01 – 4.38%	3.94 – 4.01%	1.75 – 3.94%

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

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2016 Plan has superseded the 2014 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,250,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

The table below sets forth information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,117,500	$0.66	8,882,500
Equity compensation plans not approved by security holders	1,250,000	$1.00	0
Total	2,367,500	$0.92	8,882,500

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2024 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2024 Summary Compensation Table”.

2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	-	-	-	-
David G. Honaman	-	-	-	-
Alex McLaren, MD	-	-	-	-
Derek Overstreet	-	-	-	-
Jody Kane	-	-	-	-
Cole Stevens	-	35,506	-	35,506

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our consolidated financial statements under “Shareholders’ Deficit”. On November 25, 2024, the director listed above received 105,000 stock options to purchase 105,000 shares of restricted stock with an exercise price of $0.49 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 26, 2025, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 25, 2025, there were 12,087,861 shares of our common stock outstanding and 2,000,000 shares of Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	312,500	(1)	2.5%
Berekk Blackwell	113,379	(2)	0.9%
Art Friedman	269,325	(3)	2.2%
Alex McLaren, MD	1,799,167	(4)	14.7%
David G. Honaman	237,500	(5)	1.9%
Derek Overstreet, PhD	241,537	(6)	2.0%
Jody Kane	189,121	(7)	1.6%
Cole Stevens	8,750	(8)	*
All executive officers and directors as a group (seven persons)	2,792,029	(9)	25.9%

Other 5% Stockholders:
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,262,500		10.4%

Melinda Jay Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,250,000		10.3%

Joseph Bartonek c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	756,250		6.2%

*	Less than 1%.
(1)	Includes 250,000 vested stock options.
(2)	Includes 102,500 vested stock options.
(3)	Includes 122,500 vested stock options.
(4)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 137,500 vested stock options.
(5)	Includes 137,500 vested stock options.
(6)	Includes 132,500 vested stock options.
(7)	Includes 122,500 vested stock options and 13,175 shares owned by Diamond Bridge Capital, LP, which is 50% owned by Mr. Kane. Mr. Kane’s shares voting and dispositive power over these shares with the other 50% owner of Diamond Bridge Capital, LP.
(8)	Includes 8,750 vested stock options.
(9)	Includes 1,013,750 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000		50.0%	45.7	%(2)

Alex McLaren c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000	(3)	50.0%	46.1	%(4)

(1)	As a result of the multiple votes afforded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Combined with Mr. Johnston’s common stockholdings, Mr. Johnston holds 45.7% of the voting power of the Company.
(3)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.
(4)	Combined with Dr. McLaren’s common stockholdings, Dr. McLaren holds 46.1% of the voting power of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the audit committee for consideration for referral to our board of directors for its consideration.

Director Independence

Five of our seven board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, Kane, Dr. Overstreet, and Stevens is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for professional services rendered by Salberg & Company, P.A. for the years ended December 31, 2024 and 2023:

Fees	2024	2023
Audit Fees	$72,500	$63,900
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$72,500	$63,900

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2024 and 2023, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2024 and 2023, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2024 and 2023. As a result, there were no other fees billed or paid during 2024 and 2023.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
3.2	Bylaws of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
4.1*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman (incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017).
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.5+	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.6	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.7+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016).
10.8	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016).
10.9	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016).
10.10	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.11	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.12	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017).
10.13	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.14	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.15	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.16	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.17+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.18+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.19	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.20	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).

10.21	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020).
10.22	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.23	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.24	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.25	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.26	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021).
10.27	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).
10.28	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.29	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.30	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
10.31	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Zoned Arizona Properties, LLC and VSM AZ LLC (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.32	Guaranty of Payment and Performance, dated November 30, 2022, by GDL Inc. in favor of Zoned Arizona Properties, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.33	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Kingman Property Group, LLC and CJK, Inc. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.34	Option Agreement, dated as of December 1, 2022, by and between ZP RE MI Woodward, LLC and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.35	Master Agreement for Purchase and Sale, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.36	Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of November 29, 2022, by and between ZP RE MI Woodward, LLC and Rapid Fish 2 LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.37	Real Estate Repurchase Agreement, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.38	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.39	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.40	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.41+	Employment Agreement, entered into on July 26, 2022 and effective as of July 1, 2022, by and between the registrant and Berekk Blackwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 27, 2022).
10.42	Purchase and Sale Agreement and Joint Escrow Instructions, dated October 5, 2022, by and between ZP RE Holdings, LLC a wholly owned subsidiary of the registrant, and Neal Bradley Starr (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on October 12, 2022).

10.43+	Employment Agreement, entered into on May 27, 2022 and dated as of June 1, 2022, by and between the registrant and Daniel Gauthier (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.44+	Stock Option Agreement, entered into on May 27, 2022 and dated as of July 1, 2022, by and between the registrant and Mr. Gauthier (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.45	First Amendment Loan Agreement, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.46	Amended and Restated Promissory Note, dated as of December 7, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.47	Acknowledgement of Amendment and Reaffirmation of Guaranty, dated as of December 7, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.48	Interest Rate Swap Transaction Confirmation, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.49	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.50	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.51	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.52	Agreement Regarding Purchase and Sale Contract, dated as of December 15, 2023, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.53	Purchase and Sale Agreement, dated as of May 5, 2022, by and between Lakeside Bank, as Trustee under Trust Agreement dated October 7, 2004 and known as Trust Number 10-2749 and Daniel Kravetz and Keystone Ventures, LLC as assignee, as amended through January 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.54	Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.55	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 18, 2024, by and between ZP RE Holdings, LLC and JG IL LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.56	Guaranty of Payment and Performance, dated as of January 18, 2024, by JG Holdco LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.57	Security Agreement, dated as of January 18, 2024, made by and among JG IL LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.58	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 23, 2023, by and between NWC Dysart & Bell, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.59	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 2, 2024, by and between ZP RE Holdings, LLC and The Pharm, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.60	Guaranty of Payment and Performance, dated as of February 27, 2024, by The Pharm, LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.61	First Amendment to Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of May 3, 2024, by and between ZP RE MI Woodward, LLC and Rapid Fish LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).
10.62	Construction Loan Agreement, dated as of July 8, 2024, by and between ZP RE AZ DYSART, LLC and Private Money Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).

10.63	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of July 8, 2024, by and among ZP RE AZ DYSART, LLC to Premier Title Agency, for the benefit of Private Money Funding, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.64	Promissory Note, dated July 8, 2024, issued by ZP RE AZ DYSART, LLC in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.65	Unconditional Repayment Guaranty, dated as of July 8, 2024, by the registrant in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.66+	Stock Option Agreement, dated November 25, 2024, by and between the registrant and Cole Stevens (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2024).
17.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 25, 2025	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chairman, Chief Executive Officer, Chief Financial Officer, And Treasurer	March 25, 2025
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Derek Overstreet	Director	March 25, 2025
Derek Overstreet

/s/ Art Friedman	Director	March 25, 2025
Art Friedman

/s/ Alex McLaren	Director	March 25, 2025
Alex McLaren

/s/ David G. Honaman	Director	March 25, 2025
David G. Honaman

/s/ Jody Kane	Director	March 25, 2025
Jody Kane

/s/ Cole Stevens	Director	March 25, 2025
Cole Stevens

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 and 2023

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 25, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Cash	$1,019,980	$3,099,795
Accounts receivable	370,110	136,572
Deferred rent	747,504	371,472
Lease incentive receivable	422,018	449,541
Rental properties, net	13,024,936	10,040,524
Prepaid expenses and other assets	32,101	27,476
Escrow deposits	169,875	177,048
Capitalized project costs	207,000	38,016
Property and equipment, net	8,584	7,699
Operating lease right of use asset, net	78,255	32,213
Investment in unconsolidated joint ventures	4,923	4,923
Investment in equity securities	50,000	50,000
Interest rate swap asset	44,581	-
Security deposits	2,272	2,272

Total Assets	$16,182,139	$14,437,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	7,011,674	6,111,702
Accounts payable	117,225	116,947
Accrued expenses	433,788	176,837
Lease liability	78,310	32,867
Contract liabilities	318,951	346,176
Derivative liability - interest rate swap, at fair value	-	122,879
Security deposits payable	361,677	290,460

Total Liabilities	10,321,625	9,197,868

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on December 31, 2024 and 2023 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,516 and 12,201,548 shares issued on December 31, 2024 and 2023, respectively, and 12,087,829 and 12,101,548 shares outstanding on December 31, 2024 and 2023, respectively	12,202	12,202
Additional paid-in capital	21,508,844	21,453,961
Treasury stock, at cost (113,687 and 100,000 shares on December 31, 2024 and 2023, respectively)	(23,010)	(15,000)
Accumulated deficit	(15,639,522)	(16,213,480)

Total Stockholders’ Equity	5,860,514	5,239,683

Total Liabilities and Stockholders’ Equity	$16,182,139	$14,437,551

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

REVENUES:
Property investment portfolio revenues	$2,884,286	$2,481,892
Real estate services revenues	909,003	405,099

Total revenues	3,793,289	2,886,991

OPERATING EXPENSES:
Compensation and benefits	1,287,744	1,326,485
Professional fees	351,426	388,807
Brokerage fees	158,871	64,680
General and administrative expenses	331,495	367,175
Depreciation and amortization	357,946	380,761
Real estate taxes	148,762	163,896
Property portfolio business development costs	53,875	26,000

Total operating expenses, net	2,690,119	2,717,804

INCOME FROM OPERATIONS	1,103,170	169,187

OTHER INCOME (EXPENSES):
Interest expenses	(696,672)	(624,693)
Income (loss) from derivative - interest rate swap	167,460	(32,642)

Total other income (expenses), net	(529,212)	(657,335)

INCOME (LOSS) BEFORE EQUITY METHOD LOSSES	573,958	(488,148)

EQUITY METHOD LOSS:
Impairment of investment in unconsolidated joint ventures	-	(45,000)
Equity method loss from unconsolidated joint ventures	-	(7,110)
Total equity method loss	-	(52,110)

NET INCOME (LOSS)	$573,958	$(540,258)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.04)
Diluted	$0.06	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,098,429	12,179,356
Diluted	12,498,429	12,179,356

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2022	2,000,000	$2,000	12,201,548	$12,202	$21,337,318	-	$-	$(15,673,222)	$5,678,298

Purchase of treasury stock	-	-	-	-	-	100,000	(15,000)	-	(15,000)

Accretion of stock based compensation related to stock options issued	-	-	-	-	116,643	-	-	-	116,643

Net loss	-	-	-	-	-	-	-	(540,258)	(540,258)

Balance, December 31, 2023	2,000,000	2,000	12,201,548	12,202	21,453,961	100,000	(15,000)	(16,213,480)	5,239,683

Purchase of treasury stock	-	-	-	-	-	13,687	(8,010)	-	(8,010)

Accretion of stock based compensation related to stock options issued	-	-	-	-	54,883	-	-	-	54,883

Rounding	-	-	(32)	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	573,958	573,958

Balance, December 31, 2024	2,000,000	$2,000	12,201,516	$12,202	$21,508,844	113,687	$(23,010)	$(15,639,522)	$5,860,514

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$573,958	$(540,258)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	357,946	380,761
Amortization of debt discount	22,066	18,460
Stock option expense	54,883	116,643
Loss on forfeited escrow deposit	22,875	15,000
Bad debt expense	20,000	-
Lease costs	(599)	94
Impairment of investment in unconsolidated joint ventures	-	45,000
Loss from unconsolidated joint ventures	-	8,370
(Income) loss from interest rate swap	(167,460)	32,642
Change in operating assets and liabilities:
Accounts receivable	(253,538)	2,253
Deferred rent receivable	(376,032)	(167,393)
Lease incentive receivable	27,523	27,523
Prepaid expenses and other assets	(4,625)	31,653
Accounts payable	278	9,576
Accrued expenses	256,951	(11,698)
Contract liabilities	(27,225)	42,861
Security deposits payable	71,217	71,060

NET CASH PROVIDED BY OPERATING ACTIVITIES	578,218	82,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(3,336,763)	(1,007,941)
Purchases of property and equipment	(6,480)	(1,079)
Increase in capitalized project costs	(168,984)	(38,016)
Decrease (increase) in escrow deposits	(15,702)	(192,048)

NET CASH USED IN INVESTING ACTIVITIES	(3,527,929)	(1,239,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(8,010)	(15,000)
Net proceeds from note payable	983,940	-
Repayment of notes payable	(106,034)	(64,508)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	869,896	(79,508)

NET DECREASE IN CASH	(2,079,815)	(1,236,045)

CASH, beginning of year	3,099,795	4,335,840

CASH, end of year	$1,019,980	$3,099,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$705,990	$636,384

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of rental properties financed through note payable	$-	$430,000
Reclassification of escrow deposits for acquisition of rental properties	$-	$590,000
Increase in operating lease right of use asset and lease liability	$81,974	$-

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive and dissolved on January 13, 2025)

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive and dissolved on January 9, 2025).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022 (inactive and dissolved on January 13, 2025.)

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART. LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

The Company also maintains a 50% equity interest in two joint ventures (see Note 5).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated net income of $573,958 and cash provided by operations of $578,218 during the year ended December 31, 2024. Additionally, as of December 31, 2024, the Company had cash of $1,019,980 and stockholders’ equity of $5,860,514.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2024 and 2023 include the collectability of accounts receivable, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2024 and 2023, revenues associated with Significant Tenants amounted to $2,366,645 and $2,394,029, respectively, which represents 62.4% and 82.9% of the Company’s total revenues, respectively (see Note 3).

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other assets, capitalized project costs, escrow deposits, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$44,581	$—	$—	$—	$—
Interest rate swap liability	$—	$—	$—	$—	$122,879	$—

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2024	Interest Rate	Maturity	Fair Value of Asset on December 31, 2024	Fair Value of Liability on December 31, 2023
December 10, 2022 interest rate swap	$—	7.65%	December 10, 2032	$44,581	$122,879

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2024 and 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2024 and 2023, the Company had approximately $510,000 and $2,555,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On December 31, 2024 and 2023, long-term investments consisted of an investment in convertible preferred stock that does not have a readily determinable fair value (see Note 5).

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2024 and 2023, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the years ended December 31, 2024 and 2023, the Company forfeited escrow deposits of $53,875 and $26,000, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying consolidated statements of operations. On December 31, 2024 and 2023, escrow deposits amounted to $169,875 and $177,048, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the years ended December 31, 2024 and 2023, contract liabilities activities were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance at beginning of period	$346,176	$303,315
Rental payments received in advance	54,836	64,836
Accretion of contract liabilities to revenue	(82,061)	(19,475)
Customer refund	-	(2,500)
Balance at end of period	$318,951	$346,176

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the lease income. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of December 31, 2024 and 2023 of $747,504 and $371,472, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2024	2023
Net income (loss) per common share - basic:
Net income (loss)	$573,958	$(488,148)
Less: undistributed (earnings) loss allocated to participating securities	-	(52,110)
Net income (loss) allocated to common stockholders	$573,958	$(540,258)
Weighted average common shares outstanding – basic	12,098,429	12,179,356
Net income (loss) per common share – basic	$0.05	$(0.04)

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$573,958	$(540,258)
Add: interest of convertible debt	120,000	-
Numerator for income (loss) per common share – basic	$693,958	$(540,258)

Weighted average common shares outstanding – basic	12,098,429	12,179,356
Add: dilutive shares related to:
Stock options	-	-
Convertible debt	400,000	-
Weighted average common shares outstanding – diluted	12,498,429	12,179,356
Net income (loss) per common share – diluted	$0.06	$(0.04)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
Convertible debt	-	400,000
Stock options	2,367,500	2,262,500
	2,367,500	2,662,500

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact to its financial condition or results of operations

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Income tax

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2024 and 2023 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

Our properties located in Chino Valley and Green Valley are leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as Hana Dispensaries.

Our property located in Kingman is leased by CJK, Inc. (“CJK”).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into that the First Amendment to the 2018 Chino Valley Lease, pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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

Green Valley, AZ

On May 1, 2018, Green Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040. The Green Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $3,500, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the Green Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the Green Valley Lease and any other period of occupancy of the premises by Broken Arrow.

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
DECEMBER 31, 2024 AND 2023

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

On May 29, 2020, Zoned Arizona and CJK entered into the First Amendment (the “Tempe Amendment”) to the Tempe Lease, effective May 31, 2020. Pursuant to the terms of the Tempe Amendment, among other things, the base rent was increased to $49,200 per month. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the Tempe Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Zoned Arizona and CJK, CJK may terminate the Tempe Lease by delivering written notice to Zoned Arizona, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term.

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2024 and 2023, contract liability related to this lease modification amounted to $264,115 and $281,340, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

As of March 01, 2025, the Company’s new tenant, VSM, has completed more than $10,000,000 worth of improvements to the Tempe property.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Additionally, the subtenant paid a security deposit of $22,000 per the terms of the sublease. The Company and CJK have agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit, which $14,960 was included in security deposits payable on the accompanying consolidated balance sheet as of December 31, 2023. Upon expiration of the Sublease, the Security Deposit of $14,960 was refunded to the subtenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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
DECEMBER 31, 2024 AND 2023

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
DECEMBER 31, 2024 AND 2023

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

Summary

As of December 31, 2024 and 2023, security deposits payable to the Company’s tenants amounted to $361,677 and $290,460, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2024, consists of the following:

Future annual base rent:	Amount
2025	$2,563,226
2026	2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
Thereafter	31,338,074
Total	$44,958,479

Revenues – Significant Tenants

For the years ended December 31, 2024 and 2023, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2024	% of Total Revenues	For the Year Ended December 31, 2023	% of Total Revenues
Broken Arrow	$1,120,431	29.5%	$1,120,431	38.8%
VSM *	656,736	17.3%	659,736	22.7%
Woodward lease *	589,478	15.6%	616,862	21.4%
Total	$2,366,645	62.4%	$2,394,029	82.9%

Further, as of December 31, 2024 and 2023, deferred rent of $747,504 and $371,472 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of December 31, 2024 and 2023, a lease incentive receivable of $422,018 and $449,541 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022 (see above). Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On December 31, 2024 and 2023, deferred revenue related to this lease modification amounted to $264,115 and $281,340, respectively, and is included in contract liabilities on the accompanying consolidated balance sheets.

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

As of December 31, 2024 and 2023, the Company had an asset concentration related to its Significant Tenants. As of December 31, 2024 and 2023, the Significant Tenants collectively leased approximately 55.4% and 69.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 10.6% of the Company’s total assets of the Company. Through December 31, 2024, all rental payments have been made on a timely basis.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

NOTE 4 – RENTAL PROPERTIES

On December 31, 2024 and 2023, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2024	December 31, 2023
Building and building improvements	5-39	$10,332,213	$9,258,431
Construction in progress	-	57,319	18,976
Land	-	5,578,015	3,353,378
Rental properties, at cost		15,967,547	12,630,785
Less: accumulated depreciation		(2,942,611)	(2,590,261)
Rental properties, net		$13,024,936	$10,040,524

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

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimbursement to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519.

For the years ended December 31, 2024 and 2023, depreciation of rental properties amounted to $352,351 and $375,553, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE AND EQUITY SECURITIES

Investment in unconsolidated joint venture

On December 31, 2024 and 2023, the Company held an investment with carrying values of $4,923 and $4,923, respectively, in Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture and Beakon, LLC (inactive), as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023.

Balance sheets:	December 31, 2024	December 31, 2023
Current assets:
Cash	$9,847	$9,847
Total assets	$9,847	$9,847

Liabilities	$-	$-
Equity	9,847	9,847
Total liabilities and equity	$9,847	$9,847

Statement of operations	Year Ended December 31, 2024	Year Ended December 31, 2023
Net sales	$-	$-
Operating expenses, net	-	(15,480)
Net loss	$-	$(15,480)
Company’s share of loss from unconsolidated joint ventures	$-	$(7,110)

During the years ended December 31, 2024 and 2023, the Company recorded a loss from unconsolidated joint ventures of $0 and $7,110, respectively, which represents the Company’s proportionate share of losses from its joint venture, respectively.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2024 and 2023, investment in equity securities amounted to $50,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 6 – NOTES PAYABLE

On September 30, 2024 and 2023, notes payable consisted of the following:

	December 31, 2024	December 31, 2023
Note payable - East West Bank	$4,404,279	$4,447,068
Notes payable - 23616 Land Contract	1,367,262	1,408,962
Note payable – 23634 Land Contract	398,726	420,270
Note payable - Surprise, AZ property	1,020,000	-
Total principal due on notes payable	7,190,267	6,276,300
Less: debt discount	(178,593)	(164,598)
Notes payable, net	$7,011,674	$6,111,702

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (8.25% as of December 31, 2024 and 9.25% as of December 31, 2023). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

On December 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,404,279 and $1,896, respectively. On December 31, 2023, principal and interest due on the East West Bank Swap Note amounted to $4,447,068 and $8,861, respectively.

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

On December 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,367,262 and $0, On December 31, 2023, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,408,962 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On December 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $398,726 and $0, respectively. On December 31, 2023, principal and interest due on the 23634 Land Contract Note Payable amounted to $420,270 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. As of December 31, 2024, the principal amount of the loan is $1,020,000 and accrued interest payable amounted to $0.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

During the years ended December 31, 2024 and 2023, amortization of debt discount related to notes payable amounted to $22,066 and $18,460, respectively, which is included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2024, future annual principal payments under the above notes payable are as follows:

Years ending December 31,	Amount
2025	$48,154
2026	71,257
2027	1,693,789
2028	19,126
2029	1,040,973
Thereafter	4,316,968
Total principal payments due on December 31, 2024	$7,190,267

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

As of December 31, 2024 and 2023, the principal balance due under the Abrams Debenture is $2,000,000. As of December 31, 2024 and 2023, accrued interest payable due under the Abrams Debenture amounted to $0 and $30,000, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, interest expense related to the Abrams Debenture amounted to $120,000.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of December 31, 2024 and 2023, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of December 31, 2024 and 2023, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period.

During the year ended December 31, 2024, the Company purchased a total of 13,687 shares of its common stock for $8,010 or an average of $0.59 per share, which as of December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2024, 1,117,500 stock option awards are outstanding and 826,250 options are exercisable under the 2016 Plan. As of December 31, 2023, 1,012,500 stock option awards are outstanding and 585,000 options are exercisable under the 2016 Plan. As of December 31, 2024 and 2023, 8,882,500 and 8,987,500 shares, respectively, were available for future issuance.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,250,000 options are exercisable pursuant to the 2014 Plan. As of December 31, 2023, options to purchase 1,250,000 shares of common stock are outstanding and 1,225,000 options are exercisable pursuant to the 2014 Plan.

(D) Stock options

On November 25, 2024, the Company granted a stock option to purchase 105,000 of the Company’s common stock at an exercise price of $0.49 per share to a board of director pursuant to the 2016 Plan. The grant date of the stock option was November 25, 2024 and the option expires on November 25, 2034. The option shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 86.0%; risk-free interest rate of 4.17%; and an estimated holding period of 6.5 years. The Company valued this stock option at a fair value of $35,506 and will record stock-based compensation expense over the vesting period.

For the year ended December 31, 2024 and 2023, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $54,883 and $116,643, respectively. As of December 31, 2024, there were 2,367,500 options outstanding and 2,051,250 options vested and exercisable. As of December 31, 2024, there was $80,805 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2024 was $0 and was calculated based on the difference between the quoted share price on December 31, 2024 of $0.54 and the exercise price of the underlying options.

On October 1, 2023, the Company cancelled 90,000 non-vested stock options that were forfeited due to the resignation of an executive officer of the Company

Stock option activities for the year ended December 31, 2024 and 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	2,352,500	$0.95	5.46	$1,400
Forfeited	(90,000)	1.00	-	-
Balance Outstanding December 31, 2023	2,262,500	0.94	5.46
Granted	105,000	0.49	9.91	-
Balance Outstanding December 31, 2024	2,367,500	$0.92	3.63	$-
Exercisable, December 31, 2024	2,051,250	$0.92	3.02	$-

Balance non-vested on December 31, 2023	452,500	$0.91	7.47	$-
Granted	105,000	0.49	9.91	-
Vested during the period	(241,250)	0.82	-	-
Balance non-vested on December 31, 2024	316,250	$0.84	7.54	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment and Related Golden Parachute Agreement

Bryan McLaren

On May 23, 2018, the Company and Bryan McLaren (“Mr. McLaren”), the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, entered into an employment agreement (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his then-current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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
DECEMBER 31, 2024 AND 2023

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, in 2024, the Company paid Mr. McLaren a bonus of $56,473.

Berekk Blackwell

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, in 2024, the Company paid Mr. Blackwell a bonus of $57,473.

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the years ended December 31, 2024 and 2023, the Company contributed $28,109 and $27,016 to the Plan, respectively.

 NOTE 11 – SEGMENT REPORTING

The Company operates in two operating and reportable segments which consist of (1) the operations, leasing and management of its leased commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) advisory and brokerage services related to commercial properties, herein known as the “Real Estate Services” segment. The Company has determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

The Company’s Property Investment Portfolio segment generates revenues from its operating leases with its tenants. Rental income is accounted for pursuant to ASC Topic 842 “Leases” and includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent abatements under the leases.

The Company’s Real Estate Services segment generates revenues which includes brokerage revenues consisting of real estate sales commissions and assignment fees, and revenues from advisory services for services performed pursuant to its consulting agreements with clients.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.”

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segments’ operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Property investment portfolio and Real estate services segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Information with respect to these reportable business segments for the years ended December 31, 2024 and 2023 was as follows:

Year Ended 2024

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$2,884,286	$909,003	$-	$3,793,289

Operating expenses (excluding depreciation and amortization)	1,053,287	369,792	909,094	2,332,173
Depreciation and amortization	352,351	-	5,595	357,946
Income (loss) from operations	1,478,648	539,211	(914,689)	1,103,170
Interest expense	(576,745)	-	(120,000)	(696,672)
Other income	167,460	-	73	167,533
Loss from unconsolidated joint ventures:	-	-	-	-
Income (loss) before provision for income taxes	1,069,363	539,211	(1,034,616)	573,958
Provision for income taxes	-	-	-	-
Net income (loss)	$1,069,363	$539,211	$(1,034,616)	$573,958

Year Ended 2023

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$2,481,892	$405,099	$-	$2,886,991

Operating expenses (excluding depreciation and amortization)	291,556	876,364	1,169,123	2,337,043
Depreciation and amortization	375,553	-	5,208	380,761
Income (loss) from operations	1,814,783	(471,265)	(1,174,331)	169,187
Interest expense	(504,693)	-	(120,000)	(624,693)
Other expenses	(32,642)	-	-	(32,642)
Loss from unconsolidated joint ventures:	-	-	(52,110)	(52,110)
Income (loss) before provision for income taxes	1,277,448	(471,265)	(1,346,441)	(540,258)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,277,448	$(471,265)	$(1,346,441)	$(540,258)

	December 31, 2024	December 31, 2023
Total assets by segment on December 31, 2024 and 2023 was as follows:
Property investment portfolio	$15,546,075	$13,331,668
Real estate services	121,139	140,055
Corporate and unallocated	514,925	965,828
	$16,182,139	$14,437,551

All assets are located in the United States.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On March 15, 2022, the Company entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term began on March 15, 2022 and expired on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. On June 3, 2024 the Company extended the lease for an additional 24 months through November 30, 2026. Effective December 1, 2024, the monthly base rent shall be $3,665 per month through November 30, 2025, $3,775 from December 1, 2025 through November 30, 2026, $3,887 from December 1, 2026 through November 30, 2027, and $4,004 from December 1, 2027 through November 30, 2028.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’ which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Since the terms of the Company’s operating lease for its office space prior to March 15, 2022 was 12 months or less on the date of adoption, pursuant to ASC 842, the Company determined that the lease met the definition of a short-term lease, and the Company did not recognize the right-of use asset and lease liability arising from this lease. Upon signing of the Assumption of Lease and Consent Agreement on March 15, 2022, the Company analyzed the new lease and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. In connection with June 3, 2024 Lease, in December 2024, the Company increased its right of use assets and lease liabilities by $81,974 and removed all remaining right of use assets and lease liabilities associated with the March 2022 lease, which amounted to $90,710.

For the years ended December 31, 2024 and 2023, in connection with its operating leases, the Company recorded rent expense of $37,771 and $37,039, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in March 2022 was a discount rate of 6% which was based on the Company’s incremental borrowing rate.

On December 31, 2024 and 2023, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2024	December 31, 2023
Office lease right of use asset	$81,974	$90,710
Less: accumulated amortization	(3,719)	(58,497)
Balance of ROU assets	$78,255	$32,213

On December 31, 2024, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending December 31,	Amount
2025	$50,242
2026	41,520
Total minimum non-cancelable operating lease payments	91,762
Less: discount to fair value	(13,452)
Total lease liability on December 31, 2024	$78,310

NOTE 13 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2024 and 2023 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Income tax expense (benefit) at U.S. statutory rate	$120,531	$(113,454)
Income tax expense (benefit) – state	37,307	(35,117)
Permanent differences	(30,847)	41,665
Change in valuation allowance	(126,991)	106,906
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2024 and 2023 was as follows:

Deferred Tax Asset:	December 31, 2024	December 31, 2023
Net operating loss carryforward	$559,109	$686,100
Net deferred tax assets before valuation allowance	559,109	686,100
Valuation allowance	(559,109)	(686,100)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $2,033,000 on December 31, 2024. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2024 and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of approximately $1,026,401 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2024, the valuation allowance decreased by $126,991. The potential tax benefit arising from certain loss carryforwards will expire in 2038.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2024, 2023, 2022 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 – SUBSEQUENT EVENTS

On January 21, 2025, the Company granted an aggregate of 525,000 stock options to purchase 525,000 of the Company’s common stock at an exercise price of $0.44 per share to certain members of the board of directors pursuant to the 2016 Plan (105,000 stock options each). The grant date of the stock options was January 21, 2025 and the options expire on January 21, 2035. The options shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of these options grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 82.1%; risk-free interest rate of 4.30%; and an estimated holding period of 6.5 years. The Company valued these stock options at a fair value of $176,504 and will record stock-based compensation expense over the vesting period.

On March 03, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 to be paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 to be paid on April 01, 2025 (#3) $150,000 to be paid on May 01, 2025, and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

On March 12, 2025, ZP OH Antwerp, LLC (“ZP Antwerp”), an affiliated entity of the Company, and Jonestown Bank & Trust Co. (“Jonestown”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Jonestown agreed to lend to ZP Antwerp $300,000 (the “Loan”) for purchase of commercial real estate located at 503 W. River Street, Antwerp, OH (the “Antwerp Property”), to be evidenced by the Mortgage Note, dated as of March 12, 2025, in the principal amount of $300,000, issued by ZP Antwerp in favor of Jonestown (the “Note”). Pursuant to the terms of the Loan Agreement, ZP Antwerp agreed to pay to Jonestown a $7,500 loan origination fee and a $1,500 loan enhancement fee. The Antwerp Property will be used as collateral for the Loan. The Company and ZP RE Holdings, LLC, a wholly owned subsidiary of the Company, guaranteed the Loan Agreement pursuant to that certain Guaranty dated March 12, 2025, by ZP RE Holdings, LLC, and that certain Guaranty dated March 12, 2025, by the Company, respectively. The Company believes that the fair value of the guarantee is nominal since the fair value of the property exceeds the loan amount,

On March 12, 2025, ZP Antwerp entered into an Assignment of Rents and Leases (“Assignment”) with Jonestown. Pursuant to the terms of the Assignment, ZP Antwerp agreed to grant to Jonestown all of ZP Antwerp’s right, title and interest in and to all of the rents, revenues, issues, profits, proceeds, royalties, bonuses, rights, benefits, receipts, income accounts and other receivables arising out of or from the Antwerp Property to secure the payment by ZP Antwerp when due of indebtedness evidenced by the Note, and any and all other indebtedness and obligations that may be due and owing to Jonestown by ZP Antwerp under or with respect to the Loan Agreement, the Guaranty and certain other transaction documents.

The Loan Agreement, Note and Assignment contain customary representations, warranties, covenants and events of defaults for a transaction of this type.