Form 10-K/A
period 2024-12-31
Zoned Properties, Inc.
filed 2025-03-28
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

On March 25, 2025, Zoned Properties, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), with the Securities and Exchange Commission (“SEC”). On the cover page of the Original Filing, the Company correctly checked the “No” box to indicate that the Company is not a shell company; however, the “No” response was incorrectly tagged in the iXBRL (Inline eXtensible Business Reporting Language) that formed a part of the Original Filing.

Additionally, although the Company listed its insider trading policy as Exhibit 19.1 in the Exhibit Index of the Original Filing, a hyperlink to the insider trading policy was inadvertently omitted from the Original Filing.

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to (i) correct the iXBRL tagging on the cover sheet to indicate that the Company is not a shell company, thereby conforming the iXBRL files to the EDGAR version of the Original Filing; and (ii) provide a hyperlink to Exhibit 19.1, the Company’s insider trading policy, in the Exhibit Index.

In addition, the Company has included current-dated Exhibit 31 certifications with Amendment No. 1. Amendment No. 1 speaks as of the filing date of the Original Filing, and does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
3.2	Bylaws of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
4.1*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman (incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017).
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.5+	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.6	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.7+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016).
10.8	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016).
10.9	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016).
10.10	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.11	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.12	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017).
10.13	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.14	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.15	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.16	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.17+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.18+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.19	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.20	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).

10.21	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020).
10.22	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.23	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.24	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.25	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.26	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021).
10.27	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).
10.28	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.29	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.30	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
10.31	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Zoned Arizona Properties, LLC and VSM AZ LLC (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.32	Guaranty of Payment and Performance, dated November 30, 2022, by GDL Inc. in favor of Zoned Arizona Properties, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.33	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Kingman Property Group, LLC and CJK, Inc. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.34	Option Agreement, dated as of December 1, 2022, by and between ZP RE MI Woodward, LLC and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.35	Master Agreement for Purchase and Sale, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.36	Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of November 29, 2022, by and between ZP RE MI Woodward, LLC and Rapid Fish 2 LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.37	Real Estate Repurchase Agreement, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.38	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.39	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.40	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.41+	Employment Agreement, entered into on July 26, 2022 and effective as of July 1, 2022, by and between the registrant and Berekk Blackwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 27, 2022).
10.42	Purchase and Sale Agreement and Joint Escrow Instructions, dated October 5, 2022, by and between ZP RE Holdings, LLC a wholly owned subsidiary of the registrant, and Neal Bradley Starr (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on October 12, 2022).

10.43+	Employment Agreement, entered into on May 27, 2022 and dated as of June 1, 2022, by and between the registrant and Daniel Gauthier (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.44+	Stock Option Agreement, entered into on May 27, 2022 and dated as of July 1, 2022, by and between the registrant and Mr. Gauthier (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.45	First Amendment Loan Agreement, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.46	Amended and Restated Promissory Note, dated as of December 7, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.47	Acknowledgement of Amendment and Reaffirmation of Guaranty, dated as of December 7, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.48	Interest Rate Swap Transaction Confirmation, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.49	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.50	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.51	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.52	Agreement Regarding Purchase and Sale Contract, dated as of December 15, 2023, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.53	Purchase and Sale Agreement, dated as of May 5, 2022, by and between Lakeside Bank, as Trustee under Trust Agreement dated October 7, 2004 and known as Trust Number 10-2749 and Daniel Kravetz and Keystone Ventures, LLC as assignee, as amended through January 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.54	Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.55	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 18, 2024, by and between ZP RE Holdings, LLC and JG IL LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.56	Guaranty of Payment and Performance, dated as of January 18, 2024, by JG Holdco LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.57	Security Agreement, dated as of January 18, 2024, made by and among JG IL LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.58	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 23, 2023, by and between NWC Dysart & Bell, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.59	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 2, 2024, by and between ZP RE Holdings, LLC and The Pharm, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.60	Guaranty of Payment and Performance, dated as of February 27, 2024, by The Pharm, LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.61	First Amendment to Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of May 3, 2024, by and between ZP RE MI Woodward, LLC and Rapid Fish LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).
10.62	Construction Loan Agreement, dated as of July 8, 2024, by and between ZP RE AZ DYSART, LLC and Private Money Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).

10.63	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of July 8, 2024, by and among ZP RE AZ DYSART, LLC to Premier Title Agency, for the benefit of Private Money Funding, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.64	Promissory Note, dated July 8, 2024, issued by ZP RE AZ DYSART, LLC in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.65	Unconditional Repayment Guaranty, dated as of July 8, 2024, by the registrant in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.66+	Stock Option Agreement, dated November 25, 2024, by and between the registrant and Cole Stevens (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2024).
19.1**	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
31.1**	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	INLINE XBRL INSTANCE DOCUMENT
101.SCH**	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL**	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF**	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB**	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE**	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Previously filed
**	Filed herewith
***	Previously furnished

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: March 28, 2025	By:	/s/ Bryan McLaren
Bryan McLaren
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan McLaren	Chairman, Chief Executive Officer, Chief Financial Officer, And Treasurer	March 28, 2025
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ *	Director	March 28, 2025
Derek Overstreet

/s/ *	Director	March 28, 2025
Art Friedman

/s/ *	Director	March 28, 2025
Alex McLaren

/s/ *	Director	March 28, 2025
David G. Honaman

/s/ *	Director	March 28, 2025
Jody Kane

/s/ *	Director	March 28, 2025
Cole Stevens

* By:	/s/ Bryan McLaren
Bryan McLaren
Attorney-in-fact

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