Form 10-Q
period 2025-03-31
Zoned Properties, Inc.
filed 2025-05-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2025 was: 12,087,829 (113,687 shares held in treasury).

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash	$993,918	$1,019,980
Accounts receivable	248,144	370,110
Deferred rent	870,650	747,504
Lease incentive receivable	415,138	422,018
Rental properties, net	13,387,125	13,024,936
Prepaid expenses and other assets	134,100	32,101
Escrow deposits	178,556	169,875
Capitalized project costs	170,738	207,000
Property and equipment, net	7,887	8,584
Operating lease right of use asset, net	68,788	78,255
Investment in unconsolidated joint ventures and cost-method investee	89,033	4,923
Investment in equity securities	50,000	50,000
Interest rate swap asset	-	44,581
Security deposits	2,272	2,272

Total Assets	$16,616,349	$16,182,139

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	7,310,239	7,011,674
Accounts payable	106,242	117,225
Accrued expenses	347,751	433,788
Lease liability	69,008	78,310
Contract liabilities	314,645	318,951
Derivative liability - interest rate swap, at fair value	43,809	-
Security deposits payable	361,677	361,677

Total Liabilities	10,553,371	10,321,625

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and
outstanding on March 31, 2024 and December 31, 2024 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,516 and 12,201,516 shares issued on March 31, 2025 and
December 31, 2024, respectively, and 12,087,829 and 12,087,829 shares outstanding on March 31, 2025 and December 31, 2024, respectively	12,202	12,202
Additional paid-in capital	21,565,450	21,508,844
Treasury stock, at cost (113,687 and 113,687 shares on March 31, 2025 and December 31, 2024, respectively)	(23,010)	(23,010)
Accumulated deficit	(15,493,664)	(15,639,522)

Total Stockholders' Equity	6,062,978	5,860,514

Total Liabilities and Stockholders' Equity	$16,616,349	$16,182,139

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

REVENUES:
Property investment portfolio revenues	$760,892	$691,292
Real estate services revenues	213,660	145,760

Total revenues	974,552	837,052

OPERATING EXPENSES:
Compensation and benefits	285,668	265,164
Professional fees	77,761	122,270
Brokerage fees	-	103,330
General and administrative expenses	55,840	78,776
Depreciation and amortization	88,508	89,647
Real estate taxes	38,004	27,356
Property portfolio business development costs	-	21,600

Total operating expenses, net	545,781	708,143

INCOME FROM OPERATIONS	428,771	128,909

OTHER INCOME (EXPENSES):
Interest expenses	(194,523)	(158,039)
Income (loss) from derivative - interest rate swap	(88,390)	125,603

Total other expenses, net	(282,913)	(32,436)

NET INCOME	$145,858	$96,473

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,087,829	12,101,548
Diluted	12,487,829	12,501,548

 See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2024	2,000,000	$2,000	12,201,516	$12,202	$21,508,844	113,687	$(23,010)	$(15,639,522)	$5,860,514

Accretion of stock based compensation related to stock options issued	-	-	-	-	56,606	-	-	-	56,606

Net income	-	-	-	-	-	-	-	145,858	145,858

Balance, March 31, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,565,450	113,687	$(23,010)	$(15,493,664)	$6,062,978

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Accretion of stock based compensation related to stock options issued	-	-	-	-	16,494	-	-	-	16,494

Net income	-	-	-	-	-	-	-	96,473	96,473

Balance, March 31, 2024	2,000,000	$2,000	12,201,548	$12,202	$21,470,455	100,000	$(15,000)	$(16,117,007)	$5,352,650

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,858	$96,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,508	89,647
Amortization of debt discount	6,418	4,615
Stock option expense	56,606	16,494
Loss on forfeited escrow deposit	-	21,600
Lease costs	165	(179)
Loss (income) from interest rate swap	88,390	(125,603)
Change in operating assets and liabilities:
Accounts receivable	121,966	(42,908)
Deferred rent receivable	(123,146)	(88,048)
Lease incentive receivable	6,880	6,880
Prepaid expenses and other assets	40,313	(2,454)
Accounts payable	(10,983)	58,025
Accrued expenses	(86,037)	128,038
Contract liabilities	(4,306)	23,508
Security deposits payable	-	27,730

NET CASH PROVIDED BY OPERATING ACTIVITIES	330,632	213,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(450,000)	(1,585,878)
Purchases of property and equipment	-	(6,480)
Increase in capitalized project costs	(106,050)	(56,290)
Investment in cost-method investees	(84,110)	-
Increase in escrow deposits	(8,681)	(123,268)

NET CASH USED IN INVESTING ACTIVITIES	(648,841)	(1,771,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	300,000	-
Repayment of notes payable	(7,853)	(21,794)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	292,147	(21,794)

NET DECREASE IN CASH	(26,062)	(1,579,892)

CASH, beginning of period	1,019,980	3,099,795

CASH, end of period	$993,918	$1,519,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$172,439	$154,766
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capitalized project costs to prepaid expenses and other assets	$142,312	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. The Company aspires to innovate within the real estate development sector, focusing on direct-to-consumer real estate that is leased to the best-in-class cannabis retailers. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice. The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

The unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2025 and 2024, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated net income of $145,858 and cash provided by operations of $330,632 during the three months ended March 31, 2025. Additionally, as of March 31, 2025, the Company had cash of $993,918 and stockholders’ equity of $6,062,978.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2025 and 2024 include the collectability of accounts and other receivables, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation of the lease liability and related right-of-use asset, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2025 and 2024, revenues associated with Significant Tenants amounted to $587,418 and $596,707, respectively, which represents 60.3% and 71.3% of the Company’s total revenues, respectively (see Note 3).

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
MARCH 31, 2025
(Unaudited)

Other than the interest rate swap, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value, on a recurring basis, in accordance with ASC Topic 820.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$—	$—	$—	$44,581	$—
Interest rate swap liability	$—	$43,809	$—	$—	$—	$—

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

The estimated fair value of the interest rate swap agreement is determined by the Counterparty based on market data used by Counterparty and is reflected as a derivative asset or liability on the accompanying unaudited consolidated balance sheets with changes in the fair value reflected in change in fair value of interest rate swap on the accompanying unaudited consolidated statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2025	Interest Rate	Maturity	Fair Value of Liability on March 31, 2025	Fair Value of Asset on December 31, 2024
December 10, 2022 interest rate swap	$4,406,083	7.65%	December 10, 2032	$43,809	$44,581

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2025 and December 31, 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2025 and December 31, 2024, the Company had approximately $482,000 and $510,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for credit losses on accounts receivable is recognized in general and administrative expenses.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Investment in unconsolidated joint ventures and cost method investments

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

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the three months ended March 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, LLC for a 5% ownership interest in ZP Ohio B LLC, which is being accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in unconsolidated joint ventures and cost-method investee.” ZP Ohio B LLC plans on developing several projects.

All investments are subject to the Company’s impairment review policy.

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On March 31, 2025 and December 31, 2024, long-term investments consisted of an investment in convertible preferred stock with a value of $50,000 (see Note 5).

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three months ended March 31, 2025 and 2024, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the three months ended March 31, 2025 and 2024 the Company forfeited escrow deposits of $0 and $21,600, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On March 31, 2025 and December 31, 2024, escrow deposits amounted to $178,556 and $169,875, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the three months ended March 31, 2025 and 2024, contract liabilities activities were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Balance at beginning of period	$318,951	$346,176
Rental payments received in advance	-	82,650
Accretion of contract liabilities to revenue	(4,306)	(59,142)
Balance at end of period	$314,645	$369,684

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises. These lease incentives were capitalized as a lease incentive receivable and are recognized on a straight-line basis over the remaining respective lease term as a reduction to property investment portfolio revenues. Additionally, during the three months ended March 31, 2025, the Company paid $450,000 to the tenant of ZP Dysart as a tenant improvement allowance for investment into the premises. The $450,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $450,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of March 31, 2025 and December 31, 2024 of $870,650 and $747,504, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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
MARCH 31, 2025
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

Basic and diluted net income per share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net income. The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing income per share is an earnings allocation formula that determines income per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2025	2024
Net income per common share - basic:
Net income	$145,858	$96,473
Less: undistributed (earnings) loss allocated to participating securities	-	-
Net income allocated to common stockholders	$145,858	$96,473
Weighted average common shares outstanding – basic	12,087,829	12,101,548
Net income per common share – basic	$0.01	$0.01

Net income per common share - diluted:
Net income allocated to common shareholders – basic	$145,858	$96,473
Add: interest of convertible debt	30,000	30,000
Numerator for net income per common share – basic	$175,858	$126,473

Weighted average common shares outstanding – basic	12,087,829	12,101,548
Add: dilutive shares related to:
Stock options	-	-
Convertible debt	400,000	400,000
Weighted average common shares outstanding – diluted	12,487,829	12,501,548
Net income per common share – diluted	$0.01	$0.01

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact to its financial condition or results of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2025 and December 31, 2024 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this new guidance had no impact on the accompanying unaudited consolidated financial statements.

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
MARCH 31, 2025
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

On January 24, 2022 and effective on March 1, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Chino Valley Lease, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to Tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the property investment portfolio revenues. Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continues to expand.

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
MARCH 31, 2025
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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On March 31, 2025 and December 31, 2024, contract liability related to this lease modification amounted to $259,809 and $264,115, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

As of March 1, 2025, the Company’s new tenant, VSM, has completed more than $10,000,000 worth of improvements to the Tempe property.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Additionally, the subtenant paid a security deposit of $22,000 per the terms of the sublease. In 2023, the Company and CJK agreed to split the Security Deposit at 68% (the Company received $14,960 of the $22,000 Security Deposit, which $14,960 was included in security deposits payable as of December 31, 2023. Upon expiration of the Sublease, the Security Deposit of $14,960 was refunded to the subtenant.

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
MARCH 31, 2025
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
MARCH 31, 2025
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

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the Surprise Property to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. During the three months ended March 31, 2025, the Company paid $450,000 to Sunday Goods as a tenant improvement allowance. The $450,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $450,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods shall pay monthly base rent of $25,000 through June 2026, with an annual increase of 3% per annum through June 2040.

Summary

As of March 31, 2025 and December 31, 2024, security deposits payable to the Company’s tenants amounted to $361,677 and $361,677, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of March 31, 2025, consists of the following:

Future annual base rent:	Amount
2025 (remainder of year)	$1,962,311
2026	2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
Thereafter	31,338,074
Total	$44,357,564

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Revenues – Significant Tenants

For the three months ended March 31, 2025 and 2024, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Three Months Ended March 31, 2025	% of Total Revenues	For the Three Months Ended March 31, 2024	% of Total Revenues
Broken Arrow	$280,108	28.7%	$280,108	33.5%
VSM	164,184	16.9%	164,184	19.6%
Rapid Fish	143,126	14.7%	152,415	18.2%
Total	$587,418	60.3%	$596,707	71.3%

Further, as of March 31, 2025 and December 31, 2024, deferred rent of $870,650 and $747,504 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of March 31, 2025 and December 31, 2024, a lease incentive receivable of $415,138 and $422,018 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022. Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On March 31, 2025 and December 31, 2024 deferred revenue related to this lease modification amounted to $259,809 and $264,115, respectively, and is included in contract liabilities on the accompanying consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had an asset concentration related to its Significant Tenants. As of March 31, 2025 and December 31, 2024, the Significant Tenants collectively leased approximately 53.5% and 55.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 13.0% of the Company’s total assets of the Company. Through March 31, 2025, all rental payments have been made on a timely basis.

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

NOTE 4 – RENTAL PROPERTIES

On March 31, 2025 and December 31, 2024, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2025	December 31, 2024
Building and building improvements	5-39	$10,332,213	$10,332,213
Construction in progress	-	507,319	57,319
Land	-	5,578,015	5,578,015
Rental properties, at cost		16,417,547	15,967,547
Less: accumulated depreciation		(3,030,422)	(2,942,611)
Rental properties, net		$13,387,125	$13,024,936

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

2025

During the three months ended March 31, 2025, the Company paid $450,000 to Sunday Goods as a tenant improvement allowance. The $450,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $450,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service.

For the three months ended March 31, 2025 and 2024, depreciation of rental properties amounted to $87,811 and $88,086, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE AND EQUITY SECURITIES

Investment in unconsolidated joint venture

On March 31, 2025 and December 31, 2024, the Company held an investment with carrying values of $4,923 and $4,923, respectively, in Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture, as of March 31, 2025 and December 31, 2024 and 2023 and for the three months ended March 31, 2025 and 2024.

Balance sheets:	March 31, 2025	December 31, 2024
Current assets:
Cash	$9,847	$9,847
Total assets	$9,847	$9,847

Liabilities	$-	$-
Equity	9,847	9,847
Total liabilities and equity	$9,847	$9,847

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Statement of operations	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net sales	$-	$-
Operating expenses, net	-	-
Net loss	$-	$-
Company’s share of loss from unconsolidated joint ventures	$-	$-

During the three months ended March 31, 2025 and 2024, the Company recorded a loss from unconsolidated joint ventures of $0 and $0, respectively, which represents the Company’s proportionate share of losses from its joint venture, respectively.

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the three months ended March 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, LLC, for a 5% ownership interest in ZP Ohio B LLC, which is being accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in unconsolidated joint ventures and cost-method investee.” ZP Ohio B LLC plans on developing several projects.

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On March 31, 2025 and December 31, 2024, investment in equity securities amounted to $50,000.

NOTE 6 – NOTES PAYABLE

On March 31, 2025 and December 31, 2024, notes payable consisted of the following:

	March 31, 2025	December 31, 2024
Note payable - East West Bank	$4,391,891	$4,404,279
Notes payable - 23616 Land Contract	1,372,530	1,367,262
Note payable – 23634 Land Contract	397,993	398,726
Note payable - Surprise, AZ property	1,320,000	1,020,000
Total principal due on notes payable	7,482,414	7,190,267
Less: debt discount	(172,175)	(178,593)
Notes payable, net	$7,310,239	$7,011,674

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

At any time before July 11, 2023, Zoned Arizona could elect to commence paying principal together with interest on the MAL (the “Early Amortization Election”) in accordance with the repayment terms set forth in the variable rate note initially evidencing the MAL, executed by Zoned Arizona in favor of the Bank (the “Note”). When Zoned Arizona made the Early Amortization.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (8.25% as of March 31, 2025 and December 31, 2024). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On March 31, 2025, principal and interest due on the East West Bank Swap Note amounted to $4,391,891 and $12,943, respectively. On December 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,404,279 and $7,478, respectively.

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

On March 31, 2025, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,372,530 and $0, On December 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,367,262 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2025, principal and interest due on the 23634 Land Contract Note Payable amounted to $397,993 and $0, respectively. On December 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $398,726 and $0, respectively.

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the three months ended March 31, 2025, the Company borrowed an additional $300,000 of the Maximum Amount and received net proceeds of $300,000. As of March 31, 2025 and December 31, 2024, the principal amount of the loan is $1,320,000 and $1,020,000, respectively and accrued interest payable amounted to $0 and $0, respectively.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025 (#3) $150,000 to be paid on May 1, 2025, and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

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

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of Sunday Goods’ Work: (i) first advance in the amount of $300,000 at 50% completion which was received during the three months ended March 31, 2025, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

During the three months ended March 31, 2025 and 2024, amortization of debt discount related to notes payable amounted to $6,418 and $4,615, respectively, which is included in interest expense on the accompanying consolidated statements of operations.

On March 31, 2025, future annual principal payments under the above notes payable are as follows:

Years ending March 31,	Amount
2026	$105,225
2027	472,719
2028	1,367,500
2029	68,798
2030	1,394,694
Thereafter	4,073,478
Total principal payments due on March 31, 2025	$7,482,414

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

As of March 31, 2025 and December 31, 2024, the principal balance due under the Abrams Debenture is $2,000,000. As of March 31, 2025 and December 31, 2024, accrued interest payable due under the Abrams Debenture amounted to $0, respectively. For the three months ended March 31, 2025 and 2024, interest expense related to the Abrams Debenture amounted to $30,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTION

Indemnification agreements

On August 23, 2021, the Company entered into indemnification agreements with each of its directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director and officer to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director and officer for the Company. Additionally, the Company shall advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Since August 2021, the Company did not renew its officers and directors insurance.

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to fifty (50) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of March 31, 2025 and 2024, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of March 31, 2025 and December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period.

During the year ended December 31, 2024, the Company purchased a total of 13,687 shares of its common stock for $8,010 or an average of $0.59 per share, which as of March 31, 2025 and December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2025, 1,642,500 stock option awards are outstanding and 871,250 options are exercisable under the 2016 Plan As of December 31, 2024, 1,117,500 stock option awards are outstanding and 826,250 options are exercisable under the 2016 Plan. As of March 31, 2025 and December 31, 2024, 8,357,500 and 8,882,500 shares, respectively, were available for future issuance.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 1,250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issuable upon exercise of stock options will be issued pursuant to the 2014 Plan, if exercised. As of March 31, 2025 and December 31, 2024, options to purchase 1,250,000 shares of common stock are outstanding and 1,250,000 options are exercisable pursuant to the 2014 Plan.

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

On January 21, 2025, the Company granted an aggregate of 525,000 stock options to purchase 525,000 of the Company’s common stock at an exercise price of $0.44 per share to certain members of the board of directors pursuant to the 2016 Plan (105,000 stock options each). The grant date of the stock options was January 21, 2025 and the options expire on January 21, 2035. The options shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of these options grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; historical volatility of 82.1%; risk-free interest rate of 4.30%; and a holding period of 6.5 years based on the simplified method. The Company valued these stock options at a fair value of $176,504 and will record stock-based compensation expense over the vesting period.

For the three months ended March 31, 2025 and 2024, in connection with the accretion of stock-based option expense for all options, the Company recorded stock option expense over the vesting period of $56,606 and $16,494, respectively. As of March 31, 2025, there were 2,892,500 options outstanding and 2,121,250 options vested and exercisable. As of March 31, 2025, there was $200,703 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on March 31, 2025 was $0 and was calculated based on the difference between the quoted share price on March 31, 2025 of $0.45 and the exercise price of the underlying options. As of December 31, 2024, there were 2,367,500 options outstanding and 2,051,250 options vested and exercisable. As of December 31, 2024, there was $80,805 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2024 was $0 and was calculated based on the difference between the quoted share price on December 31, 2024 of $0.54 and the exercise price of the underlying options.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Stock option activities for the three months ended March 31, 2025 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2024	2,367,500	$0.92	3.63	$-
Issued	525,000	0.44	9.82	-
Balance Outstanding March 31, 2025	2,892,500	$0.84	4.55	$-
Exercisable, March 31, 2025	2,121,250	$0.92	2.98	$-

Balance non-vested on December 31, 2024	316,250	$0.84	7.54	$-
Issued during the period	525,000	0.44	9.82	-
Vested during the period	(70,000)	0.59	-	-
Balance non-vested on March 31, 2025	771,250	$0.59	8.86	$-

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
MARCH 31, 2025
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
MARCH 31, 2025
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
MARCH 31, 2025
(Unaudited)

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

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three months ended March 31, 2025 and 2024, the Company contributed $5,782 and $5,697 to the Plan, respectively.

Loan Guarantees

ZP OH Antwerp, LLC

On March 12, 2025, ZP OH Antwerp, LLC (“ZP Antwerp”), a wholly-owned subsidiary of ZP Ohio B LLC, a cost method investee of the Company (See Note 5), and Jonestown Bank & Trust Co. (“Jonestown”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Jonestown agreed to lend to ZP Antwerp $300,000 (the “Loan”) for purchase of commercial real estate located at 503 W. River Street, Antwerp, OH (the “Antwerp Property”), to be evidenced by the Mortgage Note, dated as of March 12, 2025, in the principal amount of $300,000, issued by ZP Antwerp in favor of Jonestown (the “Note”). Pursuant to the terms of the Loan Agreement, ZP Antwerp agreed to pay to Jonestown a $7,500 loan origination fee and a $1,500 loan enhancement fee. The Antwerp Property will be used as collateral for the Loan. The Company and ZP RE Holdings, LLC, a wholly owned subsidiary of the Company, guaranteed the Loan Agreement pursuant to that certain Guaranty dated March 12, 2025, by ZP RE Holdings, LLC, and that certain Guaranty dated March 12, 2025, by the Company, respectively. The Company believes that the fair value of the guarantee is nominal since the fair value of the property exceeds the loan amount.

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

ZP OH Columbus, LLC

On April 4, 2025, ZP OH Columbus, LLC (“ZP Columbus”), a wholly-owned subsidiary of ZP Ohio B LLC, a cost method investee of the Company (See Note 5), closed the acquisition of commercial real estate located at 601 S. High Street, Columbus, OH (the “Columbus Property”). In connection therewith, on April 4, 2025, the Company delivered that certain Commercial Guaranty (the “Columbus Guaranty”), dated as of March 31, 2025, to First Fidelity Bank (“First Fidelity”). The Columbus Guaranty contains customary representations, warranties, covenants and other provisions for a transaction of this type.

On March 31, 2025, ZP Columbus and First Fidelity entered into a Business Loan Agreement (the “Columbus Loan Agreement”), pursuant to which First Fidelity agreed to lend to ZP Columbus $1,500,000 (the “Columbus Loan”) for purchase of the Columbus Property, to be evidenced by a promissory note, dated as of March 31, 2025, in the principal amount of $1,500,000, issued by ZP Columbus in favor of First Fidelity (the “Columbus Note”). The Columbus Loan Agreement and the Columbus Note were entered into in the ordinary course of the Company’s business. The Columbus Property will be used as collateral for the Columbus Loan. The Company and ZP RE Holdings, LLC, a wholly owned subsidiary of the Company, guaranteed the Columbus Loan Agreement pursuant to the Columbus Guaranty. The Company believes that the fair value of the Columbus Guaranty is nominal since the fair value of the Columbus Property exceeds the amount of the Columbus Loan.  Pursuant to the terms of the mortgage on the Columbus Property, ZP Columbus agreed to grant to First Fidelity all of ZP Columbus’ right, title and interest in and to all present and future leases of the Columbus Property and all rents from the Columbus Property to secure the payment by ZP Columbus when due of indebtedness evidenced by the Columbus Note, and performance of obligations under the Columbus Note, the Columbus Loan Agreement and the related transaction documents.

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
MARCH 31, 2025
(Unaudited)

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

Three Months Ended March 31, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$760,892	$213,660	$-	$974,552

Operating expenses (excluding depreciation and amortization)	188,101	19,667	249,505	457,273
Depreciation and amortization	87,811	-	697	88,508
Income (loss) from operations	484,980	193,993	(250,202)	428,771
Interest expense	(164,541)	-	(30,000)	(194,541)
Other income	-	-	18	18
Loss from derivative – interest rate swap	(88,390)	-	-	(88,390)
Income (loss) before provision for income taxes	232,049	193,993	(280,184)	145,858
Provision for income taxes	-	-	-	-
Net income (loss)	$232,049	$193,993	$(280,184)	$145,858

Three Months Ended March 31, 2024

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$691,292	$145,760	$-	$837,052

Operating expenses (excluding depreciation and amortization)	191,945	169,366	257,185	618,496
Depreciation and amortization	88,086	-	1,561	89,647
Income (loss) from operations	411,261	(23,606)	(258,746)	128,909
Interest expense	(128,039)	-	(30,000)	(158,039)
Income from derivative – interest rate swap	125,603	-	-	125,603
Income (loss) before provision for income taxes	408,825	(23,606)	(288,746)	96,473
Provision for income taxes	-	-	-	-
Net income (loss)	$408,825	$(23,606)	$(288,746)	$96,473

	March 31, 2025	December 31, 2024
Total assets by segment on March 31, 2025 and December 31, 2024 was as follows:
Property investment portfolio	$15,509,896	$15,546,075
Real estate services	71,211	121,139
Corporate and unallocated	1,035,242	514,925
	$16,616,349	$16,182,139

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

All assets are located in the United States.

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’ which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of the Assumption of Lease and Consent Agreement on March 15, 2022 and the new lease effective December 1, 2024, the Company analyzed the leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. In connection with June 3, 2024 Lease, in December 2024, the Company increased its right of use assets and lease liabilities by $81,974 and removed all remaining right of use assets and lease liabilities associated with the March 2022 lease, which amounted to $90,710.

For the three months ended March 31, 2025 and 2024, in connection with its operating leases, the Company recorded rent expense of $11,406 and $9,264, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in December 2024 was a discount rate of 9% which was based on the Company’s incremental borrowing rate.

On March 31, 2025 and December 31, 2024, ROU Assets is summarized as follows:

	March 31, 2025	December 31, 2024
Office lease right of use asset	$81,974	$81,974
Less: accumulated amortization	(13,186)	(3,719)
Balance of ROU assets	$68,788	$78,255

On March 31, 2025, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending March 31,	Amount
2026	$44,415
2027	30,196
Total minimum non-cancelable operating lease payments	74,611
Less: discount to fair value	(5,603)
Total lease liability on March 31, 2025	$69,008

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time.

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

The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended.

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of March 31, 2025, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the future development of a licensed medical and adult use marijuana retail dispensary. The Company considers the two cultivation sites in its portfolio as legacy properties and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry

As of March 31, 2025, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ	Property Investment Portfolio Total
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)	Development Project
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	-
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	1.11	55.14

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	48,541	2,391,476

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	48,541	1,837,982

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	-	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-		-
							-
Sq. Ft. rented as of March 31, 2025	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Annual Base Rent (*,**)
2025	$458,320	$788,228	$31,500	$36,000	$328,316	$169,947	$150,000	$1,962,311
2026	599,149	1,050,970	42,000	48,000	447,604	233,394	304,500	2,725,617
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	313,635	2,746,432
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	323,044	2,776,883
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	332,732	2,808,247
Thereafter	6,100,800	10,860,019	434,000	496,000	6,622,835	2,668,663	4,155,757	31,338,074
Total	$8,929,469	$15,852,127	$633,500	$724,000	$8,823,758	$3,815,042	$5,579,668	$44,357,564

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
2025	$9.8	$10.8	$29.2	$32.1	$24.8	$80.960.7	$53.6
2026	$9.8	$10.8	$29.2	$32.1	$25.5	$83.4	$108.8
2027	$9.8	$10.8	$29.2	$32.1	$26.3	$85.9	$112.0
2028	$9.8	$10.8	$29.2	$32.1	$27.1	$88.4	$115.4
2029	$9.8	$10.8	$29.2	$32.1	$27.9	$91.1	$118.8

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2025 and 2024, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2025 and 2024.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

For the three months ended March 31, 2025 and 2024, revenues by reportable business segments were as follows:

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Property investment portfolio	$760,892	$691,292
Real estate services	213,600	145,760
Total revenues	$974,552	$837,052

For the three months ended March 31, 2025, total revenues amounted to $974,552, including property investment portfolio revenues $760,892, which consists of rental revenues, as compared to total revenues of $837,052, including property investment portfolio revenues of $691,292, for the three months ended March 31, 2024, an overall increase of $137,500, or 16.4%. This increase was attributable to an increase in rental revenues of $69,600 or 10.0%, primarily attributable to an increase in rental revenue from our recently acquired property in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $67,900, or 46.6%, attributable to an increase in commissions and assignment fees earned on real estate listings, offset by a decrease in advisory fees.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with new tenants at our recently acquired properties located in Chicago, Illinois which began in January 2024 and Surprise, AZ which began in July 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants.

Operating expenses

For the three months ended March 31, 2025, operating expenses amounted to $545,781 as compared to $708,143 for the three months ended March 31, 2024, representing a decrease of $162,362, or 22.9%. For the three months ended March 31, 2025 and 2024, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Compensation and benefits	$285,668	$265,164
Professional fees	77,761	122,270
Brokerage fees	-	103,330
General and administrative expenses	55,840	78,776
Depreciation and amortization	88,508	89,647
Real estate taxes	38,004	27,356
Business development costs	-	21,600
Total	$545,781	$708,143

●	For the three months ended March 31, 2025, compensation and benefit expense increased by $20,504, or 7.7%, as compared to the three months ended March 31, 2024. The increase was attributable to an in stock-based compensation of $40,112 related to an increase in accretion of stock option expense and an increase in health insurance of $11,647, offset by a decrease in executive and staff salaries and other benefits of $31,255.

●	For the three months ended March 31, 2025, professional fees decreased by $44,509, or 36.4%, as compared to the three months March 31, 2024. This decrease was primarily attributable to a decrease in consulting fees of $27,869 and a decrease in legal fees of $19,491, offset by an increase in other professional fees of $2,851.

●	For the three months ended March 31, 2025 and 2024, we recorded brokerage fees amounting to $0 and $103 330, respectively, representing a decrease of $103,330, or 100%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended March 31, 2025, general and administrative expenses decreased by $22,936, or 29.1%, as compared to the three months ended March 31 2024, primarily to a decrease in advertising travel and conference fee expenses.

●	For the three months ended March 31, 2025, depreciation expense decreased by $1,139, or 1.3%, as compared to the three months ended March 31, 2024 due to a decrease in depreciable rental properties.

●	For the three months ended March 31, 2025, real estate taxes increased by $10,648, or 38.9%, as compared to the three months ended March 31, 2024 related to our Michigan property.

●	For the three months ended March 31, 2025, property portfolio business development costs decreased by $21,600, or 100%, as compared to the three months ended March 31, 2024. Property portfolio business development costs are costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income from operations

As a result of the factors described above, for the three ended March 31, 2025, income from operations amounted to $428,771 as compared to income from operations of $128,909 for the three months ended March 31, 2024, representing an increase of $299,862, or 232.6%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended March 31, 2025 and 2024, total other expenses, net amounted to $282,913 as compared to total other expenses, net of $32,436, respectively, representing an increase of $250,477, or 772.2%. This increase was attributable to an increase in interest expense of $36,484 primarily related to an increase in notes payable, and an increase in loss in fair value from an interest rate swap of $213,993, which resulted in a loss from derivative – interest rate swap of $88,390 for the three months ended March 31, 2025.and compared to a gain from derivative – interest rate swap for the three months ended March 31, 2024.

Net income

As a result of the foregoing for the three months ended March 31, 2025 and 2024, net income amounted to $145,858, or $0.01 per common share (basic) and $0.01 per common share (diluted), and $96,473, or $0.01 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $993,918 and $1,019,980 as of March 31, 2025 and December 31, 2024, respectively.

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

Recent Property Acquisitions and Related Note Payables

On July 8, 2024 (the “Closing”), ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). The Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimburse to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519. As previously disclosed, on January 23, 2023, ZPRE Holdings entered into a Purchase and Sale Agreement and Joint Escrow Instructions, by and between NWC, as the seller, and ZPRE Holdings, as the buyer. Such agreement was subsequently amended on May 12, 2023, October 25, 2023, and December 20, 2023 (as amended, the “Agreement”). Pursuant to the terms of the Agreement, NWC also agreed to complete a number of on-site and off-site improvements to the Surprise Property (the “NWC’s Work”) in exchange for ZPRE Holdings’ reimbursement of up to $250,000 for the off-site work and reimbursement of up to $350,000 for the on-site work (collectively, the “Reimbursements”). The obligation to complete the Reimbursements was conditioned upon the closing of the sale of the Surprise Property. Subsequent to entry into the Agreement and as approved by NWC under the terms of the Agreement, ZPRE Holdings designated ZP Dysart as the named buyer for the Closing.

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the three months ended March 31, 2025, the Company borrowed $300,000 of the Maximum Amount and received net proceeds of $300,000. As of March 31, 2025 and December 31, 2024, the principal amount of the loan is $1,320,000 and $1,020,000, respectively, and accrued interest payable amounted to $0 and $0, respectively.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025 (#3) $150,000 to be paid on May 1, 2025, and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

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

Pursuant to the terms of the Unconditional Repayment Guaranty (the “PMF Guaranty”), dated as of July 8, 2024, by the Company, in favor of PMF, the Company guaranteed to PMF the full and prompt payment of the principal sum of the PMF Note or so much thereof that may be outstanding at any one time or from time to time in accordance with its terms when due, by acceleration or otherwise, together with all interest accrued thereon, and the full and prompt payment of all other sums, together with all interest accrued thereon, when due under the terms of the PMF Loan Agreement, the PMF Note, and in any deed of trust, security agreement, lease assignment and other assignment or agreement referred to in the PMF Loan Agreement or the PMF Note and/or now or hereafter securing the PMF Note or setting forth any obligations of ZP Dysart in connection with the loan.

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

Cash Flow

For the Three Months Ended March 31, 2025 and 2024

Net cash flow provided by operating activities was $330,632 for the three months ended March 31, 2025, as compared to net cash flow provided by operating activities of $213,818 for the three months ended March 31, 2024, representing an increase of $116,814.

●	Net cash flow provided by operating activities for the three months ended March 31, 2025 primarily reflected net income of $145,858, adjusted for the add-back of non-cash items consisting of depreciation of $88,508, amortization of debt discount of $6,418, accretion of stock-based stock option expense of $56,606, and loss from the changes in fair value from an interest rate swap of $88,390, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $121,966, an increase in deferred rent of $123,146 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in lease incentive receivable of $6,880, a decrease in prepaid expenses of $40,313, a decrease in accounts payable of $10,983, a decrease in accrued expenses of $86,037, and a decrease in contract liabilities of $4,306.

●	Net cash flow provided by operating activities for the three months ended March 31, 2024 primarily reflected net income of $96,473, adjusted for the add-back of non-cash items consisting of depreciation of $89,647, amortization of debt discount of $4,615, accretion of stock-based stock option expense of $16,494, a loss on forfeited escrow deposit of $21,600, and income from the changes in fair value from an interest rate swap of $125,603, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $42,908, an increase in deferred rent of $88,048 attributable to rent abatement on our new tenant lease at our Chicago, Illinois Property, an increase in accounts payable of $58,025, an increase in accrued expenses of $128,038, an increase in contract liabilities of $23,508, and an increase in security deposits payable of $27,730.

During the three months ended March 31 2025, net cash flow used in investing activities amounted to $648,841 as compared to net cash used in investing activities of $1,771,916, representing a decrease of $1,123,075. During the three months ended March 31, 2025, net cash used in investing activities was attributable to the purchase of rental properties and improvements of $450,000, an increase in investments in cost method investee of $84,110, and an increase in escrow deposits of $8,681 and an increase in capitalized project costs of $106,050. During the three months ended March 31, 2024, net cash flow used in investing activities amounted to $1,771,916. During the three months ended March 31, 2024, net cash used in investing activities was attributable to the purchase of rental property of $1,585,878 primarily in connection with the acquisition of property in Chicago, Illinois, a purchase of property and equipment of $6,480, an increase in capitalized permit costs of $56,290, and an increase in escrow deposits of $123,268 in connection with escrow deposits made on other potential acquisitions of rental properties

During the three months ended March 31, 2025 and 2024, net cash provided by (used in) financing activities amounted to $292,147 and $(21,794), respectively. During the three months ended March 31, 2025, net cash provided by financing activities consisted of net proceeds from a note payable of $300,000, offset by cash used for the repayment of notes payable of $7,853. During the three months ended March 31, 2024, net cash used in financing activities amounted to $21,794, which consisted of the repayment of notes payable.

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

The following tables summarize our contractual obligations as of March 31, 2025 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$2,000	$-
Interest on convertible notes	580	120	240	220	-
Notes payable	7,482	105	1,840	1,464	4,073
Total	$10,062	$225	$2,080	$3,684	$4,073

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of March 31, 2025, the notional amount of our interest rate swaps was $4,406,083. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Accordingly, changes in the underlying market value of the remaining swap payments are recognized into income as an increase or decrease to other income (expense) each reporting period. In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company believes values provided by its counterparty represent the fair value of its swap agreement. The Company believes that the quality of the counterparty to its swap agreement mitigates the counterparty credit risk.

The estimated fair value of the interest rate swap agreement is reflected as a derivative liability on the accompanying balance sheets with changes in the fair value reflected in income (loss) from derivative - interest rate swap on the accompanying statements of operations. The Company uses derivative financial instruments only to manage interest rate risks and not as investment vehicles.

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2025	Interest Rate	Maturity	Fair Value of Liability on March 31, 2025	Fair Value of Asset on December 31, 2024
December 7, 2022 interest rate swap	$4,406,083	7.65%	December 10, 2032	$43,809	$44,581

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under FASB’s Accounting Standards Update (ASU) 2016-09 Improvements to Employee Share-Based Payment Accounting. Assumptions used in the estimation of stock-based grants may include the volatility of our common stock, expected term of exercise, our discount rate and our dividend rate.

Recent Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated from time to time.

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

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
10.1	Commercial Guaranty, delivered on April 4, 2025 and dated as of March 31, 2025, by Zoned Properties, Inc. in favor of First Fidelity Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 14, 2025	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)