Form 10-Q
period 2025-06-30
Zoned Properties, Inc.
filed 2025-08-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2025 was: 12,030,829 (170,687 shares held in treasury).

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash	$985,847	$1,019,980
Accounts receivable	217,434	370,110
Deferred rent	987,309	747,504
Lease incentive receivable	408,257	422,018
Rental properties, net	13,449,638	13,024,936
Prepaid expenses and other assets	23,456	32,101
Escrow deposits	188,056	169,875
Capitalized project costs	208,049	207,000
Property and equipment, net	7,190	8,584
Operating lease right of use asset, net	59,112	78,255
Investment in unconsolidated joint ventures and cost-method investee	89,033	4,923
Investment in equity securities	50,000	50,000
Interest rate swap asset	-	44,581
Security deposits	2,272	2,272

Total Assets	$16,675,653	$16,182,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	7,293,097	7,011,674
Accounts payable	54,145	117,225
Accrued expenses	412,524	433,788
Lease liability	59,496	78,310
Contract liabilities	312,111	318,951
Derivative liability - interest rate swap, at fair value	92,728	-
Security deposits payable	377,076	361,677

Total Liabilities	10,601,177	10,321,625

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on June 30, 2025 and December 31, 2024 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,516 and 12,201,516 shares issued on June 30, 2025 and December 31, 2024, respectively, and 12,030,829 and 12,087,829 shares outstanding on June 30, 2025 and December 31, 2024, respectively	12,202	12,202
Additional paid-in capital	21,577,480	21,508,844
Treasury stock, at cost (170,687 and 113,687 shares on June 30, 2025 and December 31, 2024, respectively)	(49,868)	(23,010)
Accumulated deficit	(15,467,338)	(15,639,522)

Total Stockholders’ Equity	6,074,476	5,860,514

Total Liabilities and Stockholders’ Equity	$16,675,653	$16,182,139

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES:
Property investment portfolio revenues	$757,626	$679,326	$1,518,518	$1,370,618
Real estate services revenues	180,148	13,000	393,808	158,760

Total revenues	937,774	692,326	1,912,326	1,529,378

OPERATING EXPENSES:
Compensation and benefits	341,306	274,015	626,974	539,179
Professional fees	58,013	88,865	135,774	211,135
Brokerage fees	75,224	-	75,224	103,330
General and administrative expenses	64,854	99,588	120,694	178,364
Depreciation and amortization	88,184	89,870	176,692	179,517
Real estate taxes	38,005	35,575	76,009	62,931
Property portfolio business development costs	-	1,275	-	22,875

Total operating expenses, net	665,586	589,188	1,211,367	1,297,331

INCOME FROM OPERATIONS	272,188	103,138	700,959	232,047

OTHER INCOME (EXPENSES):
Interest expenses	(196,943)	(156,464)	(391,466)	(314,503)
(Loss) income from derivative - interest rate swap	(48,919)	21,043	(137,309)	146,646

Total other expenses, net	(245,862)	(135,421)	(528,775)	(167,857)

NET INCOME (LOSS)	$26,326	$(32,283)	$172,184	$64,190

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$0.01	$0.01
Diluted	$0.00	$(0.00)	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,066,252	12,101,548	12,076,981	12,101,548
Diluted	12,466,252	12,101,548	12,476,981	12,501,548

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2024	2,000,000	$2,000	12,201,516	$12,202	$21,508,844	113,687	$(23,010)	$(15,639,522)	$5,860,514

Accretion of stock-based compensation related to stock options issued	-	-	-	-	56,606	-	-	-	56,606

Net income	-	-	-	-	-	-	-	145,858	145,858

Balance, March 31, 2025	2,000,000	2,000	12,201,516	12,202	21,565,450	113,687	(23,010)	(15,493,664)	6,062,978

Purchase of treasury shares	-	-	-	-	-	57,000	(26,858)	-	(26,858)

Accretion of stock-based compensation related to stock options issued	-	-	-	-	12,030	-	-	-	12,030

Net income	-	-	-	-	-	-	-	26,326	26,326

Balance, June 30, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,577,480	170,687	$(49,868)	$(15,467,338)	$6,074,476

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Accretion of stock-based compensation related to stock options issued	-	-	-	-	16,494	-	-	-	16,494

Net income	-	-	-	-	-	-	-	96,473	96,473

Balance, March 31, 2024	2,000,000	2,000	12,201,548	12,202	21,470,455	100,000	(15,000)	(16,117,007)	5,352,650

Accretion of stock-based compensation related to stock options issued	-	-	-	-	13,017	-	-	-	13,017

Net loss	-	-	-	-	-	-	-	(32,283)	(32,283)

Balance, June 30, 2024	2,000,000	$2,000	12,201,548	$12,202	$21,483,472	100,000	$(15,000)	$(16,149,290)	$5,333,384

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172,184	$64,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	176,692	179,517
Amortization of debt discount	12,836	9,230
Stock option expense	68,636	29,511
Loss on forfeited escrow deposit	-	22,875
Lease costs	329	(357)
Loss (income) from interest rate swap	137,309	(146,646)
Change in operating assets and liabilities:
Accounts receivable	152,676	57,783
Deferred rent receivable	(239,805)	(145,518)
Lease incentive receivable	13,761	13,761
Prepaid expenses and other assets	150,957	87
Accounts payable	(63,080)	(31,733)
Accrued expenses	(21,264)	157,157
Contract liabilities	(6,840)	19,201
Security deposits payable	15,399	17,730

NET CASH PROVIDED BY OPERATING ACTIVITIES	569,790	246,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(600,000)	(1,587,476)
Purchases of property and equipment	-	(6,480)
Increase in capitalized project costs	(143,361)	(58,720)
Investment in cost-method investees	(84,110)	-
Increase in escrow deposits	(18,181)	(120,943)

NET CASH USED IN INVESTING ACTIVITIES	(845,652)	(1,773,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(26,858)	-
Net proceeds from note payable	300,000	-
Repayment of notes payable	(31,413)	(44,411)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	241,729	(44,411)

NET DECREASE IN CASH	(34,133)	(1,571,242)

CASH, beginning of period	1,019,980	3,099,795

CASH, end of period	$985,847	$1,528,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$362,045	$338,652

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capitalized project costs to prepaid expenses and other assets	$142,312	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. The Company aspires to innovate within the real estate development sector, focusing on direct-to-consumer real estate that is leased to the best-in-class cannabis retailers. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice. The Company operates in two organized segments: (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended.

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022.

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage MS, LLC (“Mississippi Brokerage”) was organized in the State of Mississippi on October 4, 2022 (inactive and dissolved on January 13, 2025).

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP Brokerage AL, LLC (“Alabama Brokerage”) was organized in the State of Alabama on October 20, 2022 (inactive and dissolved on January 9, 2025).

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022.

●	ZP Brokerage MO, LLC (“Missouri Brokerage”) was organized in the State of Missouri on November 30, 2022 (inactive and dissolved on January 13, 2025).

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART, LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

The Company also maintains a 50% equity interest in two joint ventures (see Note 5).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

The unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2025 and 2024, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated net income of $172,184 and cash provided by operations of $569,790 during the six months ended June 30, 2025. Additionally, as of June 30, 2025, the Company had cash of $985,847 and stockholders’ equity of $6,074,476.

The cash balance and positive net cash provided by operating activities serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2025 and 2024 include the collectability of accounts and other receivables, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation of the lease liability and related right-of-use asset, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2025 and 2024, revenues associated with Significant Tenants amounted to $1,174,835 and $1,181,412, respectively, which represents 61.4% and 77.2% of the Company’s total revenues, respectively (see Note 3).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$—	$—	$—	$44,581	$—
Interest rate swap liability	$—	$92,728	$—	$—	$—	$—

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
JUNE 30, 2025
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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2025	Interest Rate	Maturity	Fair Value of Liability on June 30, 2025	Fair Value of Asset on December 31, 2024
December 10, 2022 interest rate swap	$4,395,334	7.65%	December 10, 2032	$92,728	$44,581

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2025 and December 31, 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2025 and December 31, 2024, the Company had approximately $414,000 and $510,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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
JUNE 30, 2025
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

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the six months ended June 30, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B LLC for a 5% ownership interest in ZP Ohio B LLC, which is being accounted for under the cost method and reflected on the accompanying unaudited consolidated balance sheet under “investment in unconsolidated joint ventures and cost-method investee.” ZP Ohio B LLC plans on developing several projects.

All investments are subject to the Company’s impairment review policy.

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss). On June 30, 2025 and December 31, 2024, long-term investments consisted of an investment in convertible preferred stock with a value of $50,000 (see Note 5).

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
JUNE 30, 2025
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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable. During the six months ended June 30, 2025 and 2024, the Company forfeited escrow deposits of $0 and $22,875, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On June 30, 2025 and December 31, 2024, escrow deposits amounted to $188,056 and $169,875, respectively.

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
JUNE 30, 2025
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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the six months ended June 30, 2025 and 2024, contract liabilities activities were as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Balance at beginning of period	$318,951	$346,176
Rental payments received in advance	1,772	92,649
Accretion of contract liabilities to revenue	(8,612)	(73,448)
Balance at end of period	$312,111	$365,377

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises. These lease incentives were capitalized as a lease incentive receivable and are recognized on a straight-line basis over the remaining respective lease term as a reduction to property investment portfolio revenues. Additionally, during the six months ended June 30, 2025, the Company paid $600,000 to the tenant of ZP Dysart as a tenant improvement allowance for investment into the premises. The $600,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $600,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of June 30, 2025 and December 31, 2024 of $987,309 and $747,504, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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
JUNE 30, 2025
(Unaudited)

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per common share - basic:
Net income (loss)	$26,326	$(32,283)	$172,184	$64,190
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income (loss) allocated to common stockholders	$26,326	$(32,283)	$172,184	$64,190
Weighted average common shares outstanding – basic	12,066,252	12,101,548	12,076,981	12,101,548
Net income (loss) per common share – basic	$0.00	$(0.00)	$0.01	$0.01

Net income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders – basic	$26,326	$(32,283)	$172,184	$64,190
Add: interest of convertible debt	30,000	-	60,000	60,000
Numerator for income (loss) per common share – basic	$56,326	$(32,283)	$232,184	$124,190

Weighted average common shares outstanding – basic	12,066,252	12,101,548	12,076,981	12,101,548
Add: dilutive shares related to:
Stock options	-	-	-	-
Convertible debt	400,000	-	400,000	400,000
Weighted average common shares outstanding – diluted	12,466,252	12,101,548	12,476,981	12,501,548
Net income (loss) per common share – diluted	$0.00	$(0.00)	$0.01	$0.01

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2025 and 2024.

	June 30,
	2025	2024
Convertible debt	-	-
Stock options	1,630,000	2,262,500
	1,630,000	2,262,500

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact to its financial condition or results of operations.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2025 and December 31, 2024 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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
JUNE 30, 2025
(Unaudited)

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
JUNE 30, 2025
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

On January 24, 2022 and effective on March 1, 2022, Chino Valley and Broken Arrow entered into the Fourth Amendment (the “Fourth Chino Valley Amendment”) to the Chino Valley Lease, as amended. Pursuant to the terms of the Fourth Chino Valley Amendment, the parties acknowledge that an additional 30,000 square feet have become operational, increasing the premises to a total of 97,312 square feet of operational space. In connection with the Fourth Chino Valley Amendment, the Company paid $500,000 to Tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the property investment portfolio revenues. Pursuant to the terms of the Fourth Chino Valley Amendment, effective March 1, 2022, the monthly base rent was increased to $87,581, representing an increase from $0.82 per square foot to $0.90 per square foot, for all current and future operational square footage that may be developed as the premises continue to expand.

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
JUNE 30, 2025
(Unaudited)

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
JUNE 30, 2025
(Unaudited)

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On June 30, 2025 and December 31, 2024, contract liability related to this lease modification amounted to $255,502 and $264,115, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

As of June 1, 2025, VSM has completed more than $10,000,000 worth of improvements to the Tempe property.

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
JUNE 30, 2025
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
JUNE 30, 2025
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

Renovation Completion Commitment

The First Amendment provides for the inclusion of the Renovation Completion Commitment as follows: Tenant shall cause its Capital Commitment at the Premises (the “Renovation Completion Commitment”) to be completed within three (3) months after the First Amendment Effective Date (the “Renovation Completion Commitment Date”). In order to satisfy the Renovation Completion Commitment, Tenant must satisfy the following prior to the Renovation Completion Commitment Date (i) deliver to the Company the appropriate deliverables evidencing renovation completion (the “Renovation Completion Deliverables”) (as defined below) (ii) open for business to the public for its intended Use of the Premises (the “Store Opening”), (iii) and complete its first bona fide sale to the public. The Renovation Completion Deliverables include the following: (x) Tenant has furnished to the Company a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and the Company has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (y) Tenant has furnished to the Company commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); (z) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to the Company. Tenant acknowledges that the Renovation Completion Commitment is material to the Company and the Company would not have agreed to enter into this First Amendment but for Tenant’s obligations in this paragraph. If the Renovation Completion Commitment is not completed in the prescribed time period, Tenant’s failure shall constitute an Event of Default under the Lease. the Company shall grant Tenant up to two additional 30-day extension upon request, so long as at the time of the extension the site is conducting inspections toward certificate of occupancy.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Reaffirmation of Guarantee

In consideration of the First Amendment, the Guarantors executed and delivered a Reaffirmation of Guaranty (the “Reaffirmation of Guaranty”) effective as of May 3, 2024. Related to the Guaranty and the Original Guarantors, the Company agreed, that so long as there are no uncured Events of Default and Tenant remains in good standing under the Lease, then the Original Guarantors shall be released of their guarantees following the original lease term of 14.5 years. The Company also agreed that, provided the Company has given written approval, at its discretion, which shall not be unreasonably withheld, then the Original Guarantors may be permitted to transfer the obligations under their Guarantees in the event of a Permitted Transfer, on to a new Guarantor(s) that are of at least equal or greater credit than the Original Guarantors, to be determined by the Company in its discretion, which shall not be unreasonably withheld.

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

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the Surprise Property to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. During the six months ended June 30, 2025, the Company paid $600,000 to Sunday Goods as a tenant improvement allowance. The $600,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $600,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods shall pay monthly base rent of $25,000 through June 2026, with an annual increase of 3% per annum through June 2040.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Summary

As of June 30, 2025 and December 31, 2024, security deposits payable to the Company’s tenants amounted to $377,076 and $361,677, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2025, consists of the following:

Future annual base rent:	Amount
2025 (remainder of year)	$1,358,208
2026	2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
Thereafter	31,338,074
Total	$43,753,461

Revenues – Significant Tenants

For the six months ended June 30, 2025 and 2024, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Six Months Ended June 30, 2025	% of Total Revenues	For the Six Months Ended June 30, 2024	% of Total Revenues
Broken Arrow	$560,215	29.3%	$560,216	36.6%
VSM	328,368	17.1%	328,368	21.5%
Rapid Fish	286,252	15.0%	292,828	19.1%
Total	$1,174,835	61.4%	$1,181,412	77.2%

Further, as of June 30, 2025 and December 31, 2024, deferred rent of $987,309 and $747,504 is due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of June 30, 2025 and December 31, 2024, a lease incentive receivable of $408,257 and $422,018 is due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022. Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On June 30, 2025 and December 31, 2024 deferred revenue related to this lease modification amounted to $255,502 and $264,115, respectively, and is included in contract liabilities on the accompanying consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the Company had an asset concentration related to its Significant Tenants. As of June 30, 2025 and December 31, 2024, the Significant Tenants collectively leased approximately 52.9% and 55.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 14.0% of the Company’s total assets of the Company. Through June 30, 2025, all rental payments have been made on a timely basis.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 4 – RENTAL PROPERTIES

On June 30, 2025 and December 31, 2024, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2025	December 31, 2024
Building and building improvements	5-39	$10,332,213	$10,332,213
Construction in progress	-	657,319	57,319
Land	-	5,578,015	5,578,015
Rental properties, at cost		16,567,547	15,967,547
Less: accumulated depreciation		(3,117,909)	(2,942,611)
Rental properties, net		$13,449,638	$13,024,936

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

2025

During the six months ended June 30, 2025, the Company paid $600,000 to Sunday Goods as a tenant improvement allowance. The $600,000 payment to the tenant will be used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $600,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service.

For the three months ended June 30, 2025 and 2024, depreciation of rental properties amounted to $87,486 and $88,202, respectively.

For the six months ended June 30, 2025 and 2024, depreciation of rental properties amounted to $175,297 and $176,288, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE AND EQUITY SECURITIES

Investment in unconsolidated joint venture

On June 30, 2025 and December 31, 2024, the Company held an investment with carrying values of $4,923 and $4,923, respectively, in Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. Currently, the Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry. However, in order to successfully launch, the technology platform relies upon a required merchant banking component. While Company management knew this risk was a major factor going into the investment, it was not foreseen exactly when an appropriate merchant banking solution would be available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level, which the Zoneomics platform relies upon, is uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time, while also understanding that Company believes Zoneomics Green may still create material value for the Company in the future. Additionally, the Company is using the Zoneomics Green technology within its own business to generate leads for new projects. The Company has no further financial or investment obligations at this time. Accordingly, on December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of the Zoneomics Green Joint Venture, as of June 30, 2025 and December 31, 2024 and 2023 and for the three months ended June 30, 2025 and 2024.

Balance sheets:	June 30, 2025	December 31, 2024
Current assets:
Cash	$9,847	$9,847
Total assets	$9,847	$9,847

Liabilities	$-	$-
Equity	9,847	9,847
Total liabilities and equity	$9,847	$9,847

As of June 30, 2025 and December 31, 2024, the Company’s investment in unconsolidated joint venture amounts to $4,923 and $4,923, respectively.

Statement of operations	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net sales	$-	$-
Operating expenses, net	-	-
Net loss	$-	$-
Company’s share of loss from unconsolidated joint ventures	$-	$-

During the three and six months ended June 30, 2025 and 2024, the Company recorded a loss from unconsolidated joint ventures of $0 and $0, respectively, which represents the Company’s proportionate share of losses from its joint venture, respectively.

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the six months ended June 30, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, LLC, for a 5% ownership interest in ZP Ohio B LLC, which is being accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in unconsolidated joint ventures and cost-method investee.” ZP Ohio B LLC plans on developing several projects.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Investment in equity securities

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc. for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence as described in ASC 323-10-15-6. This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On June 30, 2025 and December 31, 2024, investment in equity securities amounted to $50,000.

NOTE 6 – NOTES PAYABLE

On June 30, 2025 and December 31, 2024, notes payable consisted of the following:

	June 30, 2025	December 31, 2024
Note payable - East West Bank	$4,381,141	$4,404,279
Notes payable - 23616 Land Contract	1,364,474	1,367,262
Note payable – 23634 Land Contract	393,239	398,726
Note payable - Surprise, AZ property	1,320,000	1,020,000
Total principal due on notes payable	7,458,854	7,190,267
Less: debt discounts	(165,757)	(178,593)
Notes payable, net	$7,293,097	$7,011,674

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (8.25% as of June 30, 2025 and December 31, 2024). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On June 30, 2025, principal and interest due on the East West Bank Swap Note amounted to $4,381,141 and $10,862, respectively. On December 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,404,279 and $7,478, respectively.

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

On June 30, 2025, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,364,474 and $0, respectively. On December 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,367,262 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

23634 Land Contract Note Payable

On February 24, 2023, in connection with the 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On June 30, 2025, principal and interest due on the 23634 Land Contract Note Payable amounted to $393,239 and $0, respectively. On December 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $398,726 and $0, respectively.

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the six months ended June 30, 2025, the Company borrowed an additional $300,000 of the Maximum Amount and received net proceeds of $300,000. As of June 30, 2025 and December 31, 2024, the principal amount of the loan is $1,320,000 and $1,020,000, respectively, and accrued interest payable amounted to $13,200 and $0, respectively.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025; (#3) $150,000 to be paid on May 1, 2025; and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

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

JUNE 30, 2025

(Unaudited)

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

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of Sunday Goods’ Work: (i) first advance in the amount of $300,000 at 50% completion, which was received during the six months ended June 30, 2025, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy.

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

During the three months ended June 30, 2025 and 2024, amortization of debt discount related to notes payable amounted to $6,418 and $4,615, respectively, which is included in interest expense on the accompanying consolidated statements of operations. During the six months ended June 30, 2025 and 2024, amortization of debt discount related to notes payable amounted to $12,836 and $9,230, respectively, which is included in interest expense on the accompanying consolidated statements of operations.

On June 30, 2025, future annual principal payments under the above notes payable were as follows:

Years ending June 30,	Amount
2026	$106,595
2027	467,683
2028	1,357,089
2029	67,917
2030	1,393,736
Thereafter	4,065,834
Total principal payments due on June 30, 2025	$7,458,854

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

As of June 30, 2025 and December 31, 2024, the principal balance due under the Abrams Debenture is $2,000,000. As of June 30, 2025 and December 31, 2024, accrued interest payable due under the Abrams Debenture amounted to $0, respectively. For the three months ended June 30, 2025 and 2024, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2025 and 2024, interest expense related to the Abrams Debenture amounted to $60,000.

NOTE 8 – RELATED PARTY TRANSACTION

Indemnification agreements

On August 23, 2021, the Company entered into indemnification agreements with each of its directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director and officer to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director and officer for the Company. Additionally, the Company shall advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Since August 2021, the Company has not maintained an officers’ and directors’ insurance policy.

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors of the Company authorized and approved the creation of a new class of Preferred Stock consisting of 5,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2025 and 2024, there were 2,000,000 shares of preferred stock outstanding. Once any shares of Preferred Stock are outstanding, at least 51% of the total number of shares of Preferred Stock outstanding must approve the following transactions:

a.	Alter or change the rights, preferences or privileges of the Preferred Stock.

b.	Create any new class of stock having preferences over the Preferred Stock.

c.	Repurchase any of our common stock.

d.	Merge or consolidate with any other company, except our wholly owned subsidiaries.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of June 30, 2025 and December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period.

During the year ended December 31, 2024, the Company purchased a total of 13,687 shares of its common stock for $8,010 or an average of $0.59 per share, which as of June 30, 2025 and December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

During the six months ended June 30, 2025, the Company purchased a total of 57,000 shares of its common stock for $26,858 or an average of $0.47 per share, which as of June 30, 2025, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2025, 1,380,000 stock option awards are outstanding and 923,750 options are exercisable under the 2016 Plan As of December 31, 2024, 1,117,500 stock option awards are outstanding and 826,250 options are exercisable under the 2016 Plan. As of June 30, 2025 and December 31, 2024, 8,620,000 and 8,882,500 shares, respectively, were available for future issuance under the 2016 Plan.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”), pursuant to which 250,000 previously awarded stock options are outstanding. The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issued upon exercise of stock options were be issued pursuant to the 2014 Plan, if exercised. As of June 30, 2025 and December 31, 2024, options to purchase 250,000 and 1,250,000 shares of common stock are outstanding and 250,000 and 1,250,000 options are exercisable pursuant to the 2014 Plan, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

On January 21, 2025, the Company granted an aggregate of 525,000 stock options to purchase 525,000 of the Company’s common stock at an exercise price of $0.44 per share to certain members of the board of directors pursuant to the 2016 Plan (105,000 stock options each). The grant date of the stock options was January 21, 2025 and the options expire on January 21, 2035. The options shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of these options grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; historical volatility of 82.1%; risk-free interest rate of 4.30%; and a holding period of 6.5 years based on the simplified method. The Company valued these stock options at a fair value of $176,504 and will record stock-based compensation expense over the vesting period. On April 23, 2025, three of the five directors submitted their respective resignations as Board members and accordingly, 262,500 unvested stock options were cancelled.

For the six months ended June 30, 2025 and 2024, in connection with the accretion of stock-based option expense for all options, the Company recorded stock option expense over the vesting period of $68,636 and $29,511, respectively. As of June 30, 2025, there were 1,630,000 options outstanding and 1,173,750 options vested and exercisable. As of June 30, 2025, there was $100,421 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on June 30, 2025 was $0 and was calculated based on the difference between the quoted share price on June 30, 2025 of $0.45 and the exercise price of the underlying options. As of December 31, 2024, there were 2,367,500 options outstanding and 2,051,250 options vested and exercisable. As of December 31, 2024, there was $80,805 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2024 was $22,165 and was calculated based on the difference between the quoted share price on December 31, 2024 of $0.5146 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2025 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2024	2,367,500	$0.92	3.63	$-
Issued	525,000	0.44	9.82	-
Expired	(1,000,000)	1.00	-	-
Forfeited	(262,500)	0.44	-	-
Balance Outstanding June 30, 2025	1,630,000	$0.80	6.18	$22,165
Exercisable, June 30, 2025	1,173,750	$0.84	5.49	$6,958

Balance non-vested on December 31, 2024	316,250	$0.84	7.54	$-
Issued during the period	525,000	0.44	9.82	-
Forfeited	(262,500)	0.44	-
Vested during the period	(122,500)	0.53	-	-
Balance non-vested on June 30, 2025	456,250	$0.70	7.96	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2025, the Company was not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

401(k) Plan

On September 29, 2021, the Company’s board of directors adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the six months ended June 30, 2025 and 2024, the Company contributed $11,602 and $12,178 to the Plan, respectively.

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

ZP OH Columbus, LLC

On April 4, 2025, ZP OH Columbus, LLC (“ZP Columbus”), a wholly-owned subsidiary of ZP Ohio B LLC, a cost method investee of the Company (See Note 5), closed the acquisition of commercial real estate located at 601 S. High Street, Columbus, OH (the “Columbus Property”). In connection therewith, on April 4, 2025, the Company delivered that certain Commercial Guaranty (the “Columbus Guaranty”), dated as of June 30, 2025, to First Fidelity Bank (“First Fidelity”). The Columbus Guaranty contains customary representations, warranties, covenants and other provisions for a transaction of this type.

On June 30, 2025, ZP Columbus and First Fidelity entered into a Business Loan Agreement (the “Columbus Loan Agreement”), pursuant to which First Fidelity agreed to lend to ZP Columbus $1,500,000 (the “Columbus Loan”) for purchase of the Columbus Property, to be evidenced by a promissory note, dated as of March 31, 2025, in the principal amount of $1,500,000, issued by ZP Columbus in favor of First Fidelity (the “Columbus Note”). The Columbus Loan Agreement and the Columbus Note were entered into in the ordinary course of the Company’s business. The Columbus Property will be used as collateral for the Columbus Loan. The Company and ZP RE Holdings, LLC, a wholly owned subsidiary of the Company, guaranteed the Columbus Loan Agreement pursuant to the Columbus Guaranty. The Company believes that the fair value of the Columbus Guaranty is nominal since the fair value of the Columbus Property exceeds the amount of the Columbus Loan.  Pursuant to the terms of the mortgage on the Columbus Property, ZP Columbus agreed to grant to First Fidelity all of ZP Columbus’ right, title and interest in and to all present and future leases of the Columbus Property and all rents from the Columbus Property to secure the payment by ZP Columbus when due of indebtedness evidenced by the Columbus Note, and performance of obligations under the Columbus Note, the Columbus Loan Agreement and the related transaction documents.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The Company’s CODM is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Property Investment Portfolio segment and the Real Estate Services segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$757,626	$180,148	$-	$937,774

Operating expenses (excluding depreciation and amortization)	53,026	338,755	185,621	577,402
Depreciation and amortization	87,486	-	698	88,184
Income (loss) from operations	773,284	(314,777)	(186,319)	272,188
Interest expense	(166,968)	-	(30,000)	(196,968)
Other income	-	-	25	25
Loss from derivative – interest rate swap	(48,919)	-	-	(48,919)
Income (loss) before provision for income taxes	557,397	(314,777)	(216,294)	26,326
Provision for income taxes	-	-	-	-
Net income (loss)	$557,397	$(314,777)	$(216,294)	$26,326

Three Months Ended June 30, 2024

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$679,326	$13,000	$-	$692,326

Operating expenses (excluding depreciation and amortization)	230,265	66,589	202,464	499,318
Depreciation and amortization	88,202	-	1,668	89,870
Income (loss) from operations	360,859	(53,589)	(204,132)	103,138
Interest expense	(126,464)	-	(30,000)	(156,464)
Income from derivative – interest rate swap	21,043	-	-	21,043
Income (loss) before provision for income taxes	255,438	(53,589)	(234,132)	(32,283)
Provision for income taxes	-	-	-	-
Net income (loss)	$255,438	$(53,589)	$(234,132)	$(32,283)

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Six Months Ended June 30, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$1,518,518	$393,808	$-	$1,912,326

Operating expenses (excluding depreciation and amortization)	84,957	514,592	435,126	1,034,675
Depreciation and amortization	175,297	-	1,395	176,692
Income (loss) from operations	1,258,264	(120,784)	(436,521)	700,959
Interest expense	(331,509)	-	(60,000)	(391,509)
Other income	-	-	43	43
Loss from derivative – interest rate swap	(137,309)	-	-	(137,309)
Income (loss) before provision for income taxes	789,446	(120,784)	(496,478)	172,184
Provision for income taxes	-	-	-	-
Net income (loss)	$789,446	$(120,784)	$(496,478)	$172,184

Six Months Ended June 30, 2024

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$1,370,618	$158,760	$-	$1,529,378

Operating expenses (excluding depreciation and amortization)	422,210	235,955	459,649	1,117,814
Depreciation and amortization	176,288	-	3,229	179,517
Income (loss) from operations	772,120	(77,195)	(462,878)	232,047
Interest expense	(254,503)	-	(60,000)	(314,503)
Income from derivative – interest rate swap	146,646	-	-	146,646
Income (loss) before provision for income taxes	664,263	(77,195)	(522,878)	64,190
Provision for income taxes	-	-	-	-
Net income (loss)	$664,263	$(77,195)	$(522,878)	$64,190

	June 30, 2025	December 31, 2024
Total assets by segment on June 30, 2025 and December 31, 2024 was as follows:
Property investment portfolio	$15,555,127	$15,546,075
Real estate services	220,123	121,139
Corporate and unallocated	900,403	514,925
	$16,675,653	$16,182,139

All assets are located in the United States.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the six months ended June 30, 2025 and 2024, in connection with its operating leases, the Company recorded rent expense of $22,812 and $18,529, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in December 2024 was a discount rate of 9% which was based on the Company’s incremental borrowing rate.

On June 30, 2025 and December 31, 2024, ROU assets is summarized as follows:

	June 30, 2025	December 31, 2024
Office lease right of use asset	$81,974	$81,974
Less: accumulated amortization	(22,862)	(3,719)
Balance of ROU assets	$59,112	$78,255

On June 30, 2025, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending June 30,	Amount
2026	$44,745
2027	18,872
Total minimum non-cancelable operating lease payments	63,617
Less: discount to fair value	(4,121)
Total lease liability on June 30, 2025	$59,496

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of June 30, 2025, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the future development of a licensed medical and adult use marijuana retail dispensary. The Company considers the two cultivation sites in its portfolio as legacy properties and may consider selling or leveraging those properties to unlock equity and create capital availability in the future. The Zoned Properties investment thesis has evolved over the years as the cannabis industry has emerged, and is currently focused on investing capital into direct-to-consumer properties, located in state-markets with robust cannabis consumer demand in the industry

Below is summary of rental properties owned by us as of June 30, 2025:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Retail (special use)	Development Project
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	-	Property Investment Portfolio Total
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	1.11	55.14

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	48,541	2,391,476

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	-	48,541	1,837,982

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	16,000	-	553,494

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-		-
							-
Sq. Ft. rented as of June 30, 2025	60,000	97,312	1,440	1,497	17,192	2,800	-	180,576

Annual Base Rent (*,**)
2025	$305,547	$525,486	$21,000	$24,000	$218,877	$113,298	$150,000	$1,358,208
2026	599,149	1,050,970	42,000	48,000	447,604	233,394	304,500	2,725,617
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	313,635	2,746,432
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	323,044	2,776,883
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	332,732	2,808,247
Thereafter	6,100,800	10,860,019	434,000	496,000	6,622,835	2,668,663	4,155,757	31,338,074
Total	$8,767,947	$15,589,385	$623,000	$712,000	$8,717,507	$3,758,393	$5,579,668	$43,753,461

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
2025	$9.8	$10.8	$29.2	$32.1	$24.8	$80.9	$53.6
2026	$9.8	$10.8	$29.2	$32.1	$25.5	$83.4	$108.8
2027	$9.8	$10.8	$29.2	$32.1	$26.3	$85.9	$112.0
2028	$9.8	$10.8	$29.2	$32.1	$27.1	$88.4	$115.4
2029	$9.8	$10.8	$29.2	$32.1	$27.9	$91.1	$118.8

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended June 30, 2025 and 2024, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2025 and 2024.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenues

For the three and six months ended June 30, 2025 and 2024, revenues by reportable business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Property investment portfolio	$757,626	$679,326	$1,518,518	$1,370,618
Real estate services	180,148	13,000	393,808	158,760
Total revenues	$937,774	$692,326	$1,912,326	$1,529,378

For the three months ended June 30, 2025, total revenues amounted to $937,774, including property investment portfolio revenues of $757,626, which consists of rental revenues, as compared to total revenues of $692,326, including property investment portfolio revenues of $679,326, for the three months ended June 30, 2024, representing an overall increase of $245,488, or 35.4%. This increase was attributable to an increase in rental revenues of $78,300, or 11.5%, primarily attributable to an increase in rental revenue from our recently acquired properties in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $167,148, or 1,285.8%, attributable to an increase in advisory fees, commissions and assignment fees earned on real estate listings.

For the six months ended June 30, 2025, total revenues amounted to $1,912,326, including property investment portfolio revenues of $1,518,518, which consists of rental revenues, as compared to total revenues of $1,529,378 including property investment portfolio revenues of $1,370,618, for the six months ended June 30, 2024, representing an overall increase of $382,948, or 25.0%. This increase was attributable to an increase in rental revenues of $147,900, or 10.8%, primarily attributable to an increase in rental revenue from our recently acquired properties in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $235,048 or 148.1%, attributable to an increase in advisory fees, commissions and assignment fees earned on real estate listings.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with new tenants at our recently acquired properties located in Chicago, Illinois which began in January 2024 and Surprise, AZ which began in July 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants.

Operating expenses

For the three months ended June 30, 2025, operating expenses amounted to $665,586, as compared to $589,188 for the three months ended June 30, 2024, representing an increase of $76,398, or 13.0%. For the six months ended June 30, 2025, operating expenses amounted to $1,211,367, as compared to $1,297,311 for the six months ended June 30, 2024, representing a decrease of $85,694, or 6.6%. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation and benefits	$341,306	$274,015	$626,974	$539,179
Professional fees	58,013	88,865	135,774	211,135
Brokerage fees	75,224	-	75,224	103,330
General and administrative expenses	68,854	99,588	120,694	178,364
Depreciation and amortization	88,184	89,870	176,692	179,517
Real estate taxes	38,005	35,575	76,009	62,931
Business development costs	-	1,275	-	22,875
Total	$665,586	$589,188	$1,211,367	$1,297,331

●	For the three months ended June 30, 2025, compensation and benefit expense increased by $67,291, or 24.6%, as compared to the three months ended June 30, 2024. The increase was attributable to compensation expense of $94,083 associated with the increased real estate services, partially offset by a reduction in staff salary expense of $21,852 and compensation fees of $4,940. For the six months ended June 30, 2025, compensation and benefit expense increased by $87,795, or 16.3%, as compared to the six months ended June 30, 2024. The increase was attributable to compensation expense of $86,723 associated with the increased real estate services, increased stock-based compensation of $39,124 related to accretion of stock option expense, increased health insurance expense of $12,431, partially offset by a reduction in staff salary expense of $47,483 and compensation fees of $3,000.

●	For the three months ended June 30, 2025, professional fees decreased by $30,852, or 34.7%, as compared to the three months ended June 30, 2024. This decrease was primarily attributable to a decrease in consulting fees of $32,297 and a decrease in legal fees of $1,039, offset by an increase in accounting fees of $2,484. For the six months ended June 30, 2025, professional fees decreased by $75,361, or 35.7%, as compared to the six months ended June 30, 2024. This decrease was primarily attributable to a decrease in consulting fees of $56,833 and a decrease in legal fees of $20,530, offset by an increase in accounting fees of $2,002.

●	For the three months ended June 30, 2025 and 2024, we recorded brokerage fees amounting to $75,244 and $0, respectively, representing an increase of $75,224, or 100.0%. For the six months ended June 30, 2025 and 2024, we recorded brokerage fees amounting to $75,224 and $103,330, respectively, representing a decrease of $28,106, or 27.2%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, insurance expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended June 30, 2025, general and administrative expenses decreased by $34,734, or 34.9%, as compared to the three months ended June 30, 2024, primarily attributable to a decrease in advertising, travel and conference fee expenses. For the six months ended June 30, 2025, general and administrative expenses decreased by $57,670, or 32.3%, as compared to the six months ended June 30, 2024, primarily attributable to a decrease in advertising, travel and conference fee expenses.

●	For the three months ended June 30, 2025, depreciation expense decreased by $1,686, or 1.9%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, depreciation expense decreased by $2,825, or 1.6%, as compared to the six months ended June 30, 2024.

●	For the three months ended June 30, 2025, real estate taxes increased by $2,430, or 6.8%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, real estate taxes increased by $13,078, or 20.8%, as compared to the six months ended June 30, 2024.

●	For the three months ended June 30, 2025, business development costs decreased by $1,275, or 100.0%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, business development costs decreased by $22,875, or 100.0%, as compared to the six months ended June 30, 2024. Business development costs are costs related to forfeited escrow deposits and the write off of costs related to projects which we decided not to pursue.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2025, income from operations amounted to $272,188, as compared to income from operations of $103,138 for the three months ended June 30, 2024, an increase of $169,050, or 163.9%. For the six months ended June 30, 2025, income from operations amounted to $700,959, as compared to income from operations of $232,047 for the six months ended June 30, 2024, representing an increase of $468,912, or 202.1%.

Other (expenses) income, net

Other (expense) income primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended June 30, 2025 and 2024, total other expenses, net amounted to $245,862 and $135,4215, respectively, representing an increase of $110,441, or 81.6%. This increase was attributable to an increase in interest expense of $40,479 primarily related to an increase in notes payable and an increase in loss in fair value from an interest rate swap of $69,962. For the six months ended June 30, 2025 and 2024, total other expenses, net amounted to $528,775 and $167,857, respectively, representing an increase of $360,918, or 215.0%. This increase was attributable to an increase in interest expense of $76,963 primarily related to an increase in notes payable and an increase in loss in fair value from an interest rate swap of $283,955.

Net income (loss)

As a result of the foregoing, for the three months ended June 30, 2025 and 2024, net income (loss) amounted to $26,326, or $0.00 per common share (basic and diluted), and $(32,283), or $(0.00) per common share (basic and diluted), respectively. For the six months ended June 30, 2025 and 2024, net income amounted to $172,184, or $0.01 per common share (basic and diluted), and $64,190, or $0.01 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $985,847 and $1,019,980 as of June 30, 2025 and December 31, 2024, respectively.

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

In connection with the Surprise Property Closing, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the six months ended June 30, 2025, the Company borrowed $300,000 of the Maximum Amount and received net proceeds of $300,000. As of June 30, 2025 and December 31, 2024, the principal amount of the loan is $1,320,000 and $1,020,000, respectively, and accrued interest payable amounted to $0 and $0, respectively.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025; (#3) $150,000 was paid on May 1, 2025; and (#4) the remaining $400,000 of the Allowance shall be withheld by Landlord until completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

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

Cash Flow

For the Six Months Ended June 30, 2025 and 2024

Net cash flow provided by operating activities was $569,790 for the six months ended June 30, 2025, as compared to net cash flow provided by operating activities of $246,788 for the six months ended June 30, 2024, representing an increase of $323,002.

●	Net cash flow provided by operating activities for the six months ended June 30, 2025 primarily reflected net income of $172,184, adjusted for the add-back of non-cash items consisting of depreciation of $176,692, amortization of debt discount of $12,836, accretion of stock-based stock option expense of $68,636, and loss from the changes in fair value from an interest rate swap of $137,309, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $152,676, an increase in deferred rent of $239,805 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in lease incentive receivable of $13,761, a decrease in prepaid expenses of $150,957, a decrease in accounts payable of $63,080, a decrease in accrued expenses of $21,264, a decrease in contract liabilities of $6,840, and an increase in security deposits payable of $15,399.

●	Net cash flow provided by operating activities for the six months ended June 30, 2024 primarily reflected net income of $64,190, adjusted for the add-back of non-cash items consisting of depreciation of $179,517, amortization of debt discount of $9,230, accretion of stock-based stock option expense of $29,511, a loss on forfeited escrow deposit of $22,875, and income from the changes in fair value from an interest rate swap of $146,646, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $57,783, an increase in deferred rent of $145,518 attributable to rent abatement on our new tenant lease at our Chicago, Illinois Property, a decrease in accounts payable of $31,733, an increase in accrued expenses of $157,157, an increase in contract liabilities of $19,201, and an increase in security deposits payable of $17,730.

During the six months ended June 30 2025, net cash flow used in investing activities amounted to $845,652 as compared to net cash used in investing activities of $1,773,619, representing a decrease of $927,967. During the six months ended June 30, 2025, net cash used in investing activities was attributable to the purchase of rental properties and improvements of $600,000, an increase in investments in cost method investee of $84,110, an increase in escrow deposits of $18,181 and an increase in capitalized project costs of $143,361. During the six months ended June 30, 2024, net cash used in investing activities was attributable to the purchase of rental property of $1,587,476 primarily in connection with the acquisition of property in Chicago, Illinois, a purchase of property and equipment of $6,480, an increase in capitalized project costs of $58,720, and an increase in escrow deposits of $120,943 in connection with escrow deposits made on other potential acquisitions of rental properties.

During the six months ended June 30, 2025 and 2024, net cash provided by (used in) financing activities amounted to $241,729 and $(44,411), respectively. During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds from a note payable of $300,000, offset by cash used for the repayment of notes payable of $31,413 and cash used for the purchase of treasury shares of $26,858. During the six months ended June 30, 2024, net cash used in financing activities amounted to $44,411, which consisted of the repayment of notes payable.

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

The following tables summarize our contractual obligations as of June 30, 2025 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$2,000	$-
Interest on convertible notes	540	120	240	180	-
Notes payable	7,459	107	1,825	1,461	4,066
Total	$9,999	$227	$2,065	$3,641	$4,066

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of June 30, 2025, the notional amount of our interest rate swaps was $4,395,334. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2025	Interest Rate	Maturity	Fair Value of Liability on June 30, 2025	Fair Value of Asset on December 31, 2024
December 7, 2022 interest rate swap	$4,395,334	7.65%	December 10, 2032	$92,728	$44,581

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	-	$-	-

May 1, 2025 to May 30, 2025	33,000	$0.464	33,000

June 1, 2025 to June 30, 2025	24,000	$0.481	24,000

Total:	57,000		57,000	$965,132

(1)	On April 23, 2024, following approval by the Company’s Board of Directors, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period. Repurchases under the Repurchase Program (i) shall be effectuated from time to time in the open market at prevailing market prices, in privately negotiated transactions, pursuant to one or more Rule 10b5-1 plans, or otherwise, (ii) shall be in accordance with the terms of Rule 10b-18 promulgated under the Exchange Act, and (iii) shall be made in accordance with applicable laws and regulations in effect from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Zoned Properties, Inc. (Registrant)

Date: August 14, 2025	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)