Form 10-K
period 2025-12-31
Zoned Properties, Inc.
filed 2026-04-01
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.51 per share of common stock as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,754,008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,180,829 shares of common stock are outstanding as of April 1, 2026.

Documents Incorporated by Reference

None

ZONED PROPERTIES, INC.

Form 10-K

December 31, 2025

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

Zoned Properties is a technology-driven property investment company focused on acquiring value-added real estate within the regulated cannabis industry in the United States. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice.

The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”). Zoned Properties corporate headquarters are located at 8360 E. Raintree Dr., Suite 230, Scottsdale, Arizona. For more information, call 877-360-8839 or visit www.ZonedProperties.com.

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

The Company also maintains a 50% equity interest in two joint ventures which are inactive as of December 31, 2025.

On January 15, 2026, the Company entered into an Asset Purchase Agreement (the “MBO APA”) by and among the Company, Zoned Arizona, ZP Dysart, ZPRE Holdings (collectively, Zoned Arizona, ZP Dysart and ZPRE Holdings, the “Real Property Sellers” and, together with the Company, the “Seller Parties” and each, a “Seller Party”), and BPB Partners, LLC (the “Buyer”). The Buyer is owned by Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer; Berekk Blackwell, the Company’s President and Chief Operating Officer; and Patrick Moroney.

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Company’s business, as described in the Company’s filings with the Securities and Exchange Commission (the “Business”), and the assets, properties and rights of the Seller Parties, subject to modification as set forth in the MBO APA, and other than the Excluded Assets (as defined in the MBO APA) (the “Assets”). The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, LLC (“ZP Ohio B”), and Zoneomics Green, LLC (“Zoneomics Green”); (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO, as discussed below.

Closing of the MBO is subject to certain closing conditions, including, but not limited to, approval by the Company’s stockholders and the Buyer obtaining financing.

If the MBO APA is approved by the Company’s stockholders, as required, the Company expects that the closing of the MBO will take place by the end of 2026. Assuming that the MBO APA is approved by the Company’s stockholders, as required, and the Company can successfully sell and liquidate 100% of the Company’s assets and operations, the Company expects (i) to pay off any remaining debt, settle any remaining accounts and agreements, liquidate the Company’s outstanding preferred shares, and then distribute the net available balance of cash to stockholders as a return of capital through a special dividend, and (ii) to subsequently complete a reverse merger or other transaction involving the public company.

See “—Our Business—Management Buyout Asset Purchase Agreement” for additional information regarding the MBO APA and the MBO.

Additionally, on December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (the “A&R Leases”) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. Each A&R Lease provides for an initial term of 14 years commencing January 1, 2026 and ending December 31, 2039, unless earlier terminated pursuant to its terms. The A&R Leases was contingent upon, among other conditions, the consummation of a change of control transaction involving the Tenant(s), including the transfer of majority ownership and control of the applicable Tenant to A&R Consultants, LLC (or its designee) and the transfer of the applicable cannabis license to A&R Consultants, LLC (or its designee).The contingencies were resolved on March 31, 2026. The A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. The Purchase Option contemplates (a) a $400,000 non-refundable earnest money deposit to be applied toward the down payment, (b) a $4.0 million cash down payment at closing, and (c) $5.0 million of seller financing. The seller financing would bear interest at 7% per annum over a 36-month term with payments calculated on a 15-year amortization schedule and a balloon payment at maturity, and would be secured by loan documentation (including a loan agreement, promissory note and deeds of trust) against all three properties. The properties would be conveyed on an as-is/where-is basis without representations or warranties from the applicable landlord/seller. In connection with the anticipated change of control transaction for the Chino Valley Tenant, on December 30, 2025, the Company, through Chino Valley Properties, LLC, entered into a Consent of Landlord and Agreement Regarding Lease (the “Consent Agreement”) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Consent Agreement provided, among other things, that the Landlord’s consent to the sale transaction was conditioned on the payment to Landlord at closing of (i) $389,984 for past due rent, additional rent and late charges and (ii) $965,000 as compensation for rent concessions reflected in the A&R Lease, both of which was received by the Company on March 31, 2026. Upon receipt of such amounts, the Consent Agreement provided for the release of the existing guarantor from liability for periods after closing and A&R Consultants, LLC executed a new guaranty of the A&R Lease.

Our Business

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of April 1, 2026, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is land leased currently under development to for a regulated cannabis retail dispensary.

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

As of April 1, 2026, we are the sole member of 13 limited liability companies: Chino Valley, Green Valley, Kingman, Zoned Arizona, Zoned Advisory, ZP Data 1, ZP Data 2, Arizona Brokerage, Florida Brokerage, ZPRE Holdings, ZP Woodward, ZP Dysart, and ZP Ashland. Seven of these entities—Zoned Arizona, Green Valley, Kingman, Chino Valley, ZPRE Holdings, ZP Woodward, and ZP Dysart have acquired land and/or real property and own our properties.

As it relates to the regulated cannabis industry, we are strictly a non-plant touching organization.

The Company currently believes that the challenges of operating as a public company in the regulated cannabis space have created a capital environment that will not allow for the continued expansion of the Company and/or the continued operations of the Company’s core business. As such, and as previously disclosed, the Company believes it is in the best interest of its shareholders to liquidate 100% of the Company’s assets and operations, and subsequently return net cash available back to its shareholders. See “—Management Buyout Asset Purchase Agreement” below.

Management Buyout Asset Purchase Agreement

On January 15, 2026, the Company entered into the MBO APA by and among the Seller Parties and the Buyer. The Buyer is owned by Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer; Berekk Blackwell, the Company’s President and Chief Operating Officer; and Patrick Moroney.

The Company formed the Committee, consisting of its three independent directors, that has reviewed, negotiated and overseen the MBO APA and the other transaction documents and the MBO. The Committee approved the MBO APA, the other transaction documents and the MBO, prior to its execution. The MBO APA and the other transaction documents and the MBO were also approved by the full Board prior to its execution.

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Business, and the Assets. The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, and Zoneomics Green; (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO, as discussed below.

Subject to adjustment as set forth in the MBO APA, the purchase price for the Assets will be $7,000,000, less the Assumed Indebtedness (as defined in the MBO APA) (the “Purchase Price”).

The parties to the MBO APA acknowledged and agreed that between January 15, 2026 and the date of the closing of the MBO, the Company or one or more affiliates of the Company may acquire or invest in additional real estate assets (“Additional Assets”). Upon acquisition of or investment in the Additional Assets, (i) such Additional Assets shall be deemed included in the “Assets” for purposes of the MBO APA, (ii) the Purchase Price will be increased by the amount of the cash purchase price paid therefor by the Company or its affiliate, (iii) the Purchase Price will be decreased by the amount of any cash and/or debt instruments issued by the Company or its affiliate to the seller of such Additional Assets (the “Additional Asset Acquisition Indebtedness”), and (iv) such Additional Asset Acquisition Indebtedness will be deemed included in the assumed liabilities pursuant to the MBO APA.

The parties to the MBO APA also acknowledged and agreed that between January 15, 2026 and the closing of the MBO, the Company may sell the real estate assets located at 23622-23634 Woodward Avenue, Pleasant Ridge, MI (the “Pleasant Ridge Assets”) to a third party for a purchase price to be determined. The Pleasant Ridge Assets are not currently included in the “Assets” for purposes of the MBO APA. In the event that the sale of the Pleasant Ridge Assets is not consummated prior to the closing, then the Pleasant Ridge Assets will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the appraisal value of the Pleasant Ridge Assets, as determined as set forth in the MBO APA.

The parties to the MBO APA further acknowledged and agreed that between January 15, 2026 and the closing, the Company may sell the real estate assets located at 2144 N. Road 1 East, Chino Valley, AZ; 2095 Northern Avenue, Kingman, AZ; and 1732 W. Commerce Point Place, Green Valley, AZ (collectively, the “CKG Properties”) to a third party for a total purchase price of $9,000,000 (the “CKG Purchase Price”), of which $4,000,000 is expected to be paid in cash and $5,000,000 is expected to be paid via a promissory note payable to the Company (the “CKG Note”). In the event that the sale of the CKG Properties is not consummated prior to the closing, then the CKG Properties will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the CKG Purchase Price.

If the sale of the CKG Properties is consummated prior to the closing, then the CKG Properties will not be included in the “Assets,” but the CKG Note will be included in the “Assets” for purposes of the MBO APA, and the Purchase Price will be increased by the principal amount of the CKG Note.

Pursuant to the terms of the MBO APA, the MBO APA may be terminated at any time prior to the closing by:

(a) The mutual agreement of the parties, each in their sole discretion;

(b) The Company or by Buyer if there shall be in effect a final non-appealable order, judgment, injunction or decree entered by or with a governmental entity restraining, enjoining or otherwise prohibiting the consummation of the MBO;

(c) The Buyer if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of any Seller Party, which breach has not been cured within 10 days after receipt of notice of such breach by the Company;

(d) The Company if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of Buyer, which breach has not been cured within 10 days after receipt of notice of such breach by Buyer;

(e) Any party in the event that the closing has not occurred by September 30, 2026, which date may be extended by 90 days as set forth in the MBO APA;

(f) Written notice by Buyer to the Company, if there shall have been a “Seller Material Adverse Effect” (as defined in the MBO APA) following the Effective Date which is uncured for at least 20 business days after written notice by the Buyer;

(g) The Buyer, during the 180-day period following the Effective Date, if the Buyer determines that its due diligence review is not satisfactory for any reason in its sole discretion; or

(h) The Company, in the event it receives a proposal on terms more favorable to the Company’s stockholders than those set forth in the MBO APA, subject to the terms of the MBO APA, prior to the date that is the later of (i) the date on which the Company receives stockholder approval as set forth in the MBO APA, and July 14, 2026 (the date on which the Buyer’s due diligence period expires).

The closing of the MBO is subject to certain closing conditions, including, but not limited to, (i) the Company and the Committee having received an opinion as to the fairness of the transactions, from a financial point of view, to the shareholders of the Company, and such opinion remaining valid and in full force and effect as of the closing; (ii) MBO APA and the transactions set forth therein being approved by both (1) the shareholders of the Company holding a majority of the voting power of the Company, as required by Nevada law, and (2) shareholders of the Company holding a majority of the voting power of the Company, but excluding for such purposes any such shareholder, and shares or stock of the Company, held by any persons who own, control or have any interest in the Buyer (i.e., a ‘majority of the minority’ uninterested shareholders); (iii) receipt of any required regulatory approvals; (iv) raising by the Buyer of the capital required, in its sole discretion, to fund the Purchase Price; and (v) other customary closing conditions. The MBO APA contains customary representations, warranties and covenants.

If the MBO APA is approved by the Company’s stockholders, as required, the Company expects that the closing of the MBO will take place by the end of 2026. Assuming that the MBO APA is approved by the Company’s stockholders, as required, and the Company can successfully sell and liquidate 100% of the Company’s assets and operations, the Company expects (i) to pay off any remaining debt, settle any remaining accounts and agreements, liquidate the Company’s outstanding preferred shares, and then distribute the net available balance of cash to stockholders as a return of capital through a special dividend, and (ii) to subsequently complete a reverse merger or other transaction involving the public company.

Recent Corporate History and Transactions

Lease Agreements with Significant Tenants

Our property located in Chino Valley is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as JARS Cannabis.

Our property located in Green Valley is leased by Broken Arrow, doing business as JARS Cannabis.

Our property located in Kingman is leased by CJK, Inc. (“CJK”), doing business as JARS Cannabis.

Our property located in Tempe is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs.

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our land located in Surprise, AZ is leased by The Pharm, LLC (“Sunday Goods”), doing business as Sunday Goods.

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

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino Valley Lease, as amended (the “Chino Valley Lease”), effective September 1, 2021. The parties previously agreed that the base rental payments under the Chino Valley Lease would increase commensurate to any and all expanded and operational square footage on the premises by calculating the fixed rate of $0.82 per square foot per month by the new operational square footage. Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage to 67,312 square feet of operational space. This lease modification qualified as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased.

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

During 2025, Broken Arrow faced operational challenges that impaired their ability to meet contractual rent obligations. As of December 31, 2025, Broken Arrow remitted approximately 7% of the September to December 2025 rent due. On September 29, 2025, the Company delivered a notice of default to Broken Arrow. The Company and Broken Arrow have entered into a Consent Agreement (see Note 14 – Subsequent Events on our consolidated financial statements) providing for an agreement by Broken Arrow to complete payment of the full rent amount outstanding. The Company received the full rent amount outstanding on March 31, 2026.

On December 31, 2025, Chino Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow Inc. with an effective date of January 1, 2026 (See Note 14 - Subsequent Events on our consolidated financial statements).

As discussed above, the A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. The Purchase Option contemplates (a) a $400,000 non-refundable earnest money deposit to be applied toward the down payment, (b) a $4.0 million cash down payment at closing, and (c) $5.0 million of seller financing.

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

On December 31, 2025, Green Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow, with an effective date of January 1, 2026 (See Note 14 -Subsequent Events on our consolidated financial statements).

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2025 and 2024, contract liability related to this lease modification amounted to $246,890 and $264,115, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

As of June 1, 2025, VSM has satisfied the Capital Commitment and completed more than $3,000,000 worth of improvements to the Tempe property.

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

On August 2, 2023, the Company consented to a Sublease Agreement (the “Sublease”) with CJK and a subtenant in connection with the Company’s Kingman property. Pursuant to the Sublease, the Sublease shall be effective on August 2, 2023 and end on the one year anniversary, or (ii) the last day of the Term of the Master Lease (whether due to expiration or termination thereof by the Company, whichever is earlier (the “Sublease Expiration Date”), such period being referred to herein as the “Sublease Term”, unless terminated earlier pursuant to the terms of this Sublease or otherwise by consent of the Company, CJK and Subtenant. The subtenant had two options to extend the Sublease Term by one-year periods each (each a “Sublease Term Extension” and collectively the “Sublease Term Extensions”), which were exercisable by Subtenant no later than 90 days prior to the expiration of the Sublease Term, as may be extended. In August 2024, the Sublease was not renewed and the Sublease expired. Upon expiration of the Sublease, the Security Deposit of $14,960 was refunded to the subtenant. The Kingman Lease remains in place; however, the Kingman property is currently non-operational.

On December 31, 2025, Kingman entered into an Amended and Restated Absolute Net Lease Agreements with CJK, Inc., with an effective date of January 1, 2026 (See Note 14 - Subsequent Events on our consolidated financial statements).

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the “Woodward Property” located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term on the same terms and conditions as provided in this Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant.

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

During the third quarter of 2025, New Tenant faced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in July 2025, New Tenant remitted approximately 50% of the rent then due. In August 2025, the Company sent a demand notice to New Tenant to remit full payment of outstanding rent. In September 2025, New Tenant remitted full payment of all outstanding rent that was previously due and has received all rent payments due through December 31, 2025. Subsequent to year-end 2025, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. As of the date of this filing, the Company remains in discussions with New Tenant about curing these events of default and regarding future operations at the Woodward Property. In an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.

Chicago, IL

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the “Ashland Avenue Property”. On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

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

Under the Justice Grown Lease, the Company’s tenant is responsible for constructing a new retail dispensary building on the Ashland Avenue Property. In 2025, the Company was notified that a vehicle crashed into the building at the Ashland Avenue Property, causing significant structural damage. The City of Chicago declared the building unsafe and ordered its demolition (See Note 4). As such, the Ashland Avenue Property remains a vacant lot of land. Based upon the most recent information received by the Company from Justice Grown, the Company believes that the development of the new retail dispensary building will still be completed, and the tenant will open for business in late 2027; however, challenges related to the ongoing permitting and development process required through the City of Chicago may continue to cause delays. The Company’s tenant is expected to continue to pay full rent pursuant to the Justice Grown Lease. If Justice Grown does not construct the new building, the Company may need to pursue recovery through legal claims. In connection with the damage and demolition of the building, during the year ended December 31, 2025, the Company recorded an impairment loss of $1,018,716.

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the “Surprise Property” to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. During the year ended December 31, 2025, the Company paid $1,000,000 to Sunday Goods as a tenant improvement allowance. The $1,000,000 payment to the tenant were used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and are being depreciated on a straight-line basis over the useful life of the building and related improvements beginning in September 2025. In September 2025, Sunday Goods completed the construction of a new retail dispensary building on the Surprise Property and opened for business. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods began paying monthly base rent of $25,000 which shall be paid through June 2026, with an annual increase of 3% per annum through June 2040.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025; (#3) $150,000 to be paid on May 1, 2025; and (#4) the remaining $400,000 of the Allowance was paid on October 21, 2025 upon completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

Property Investment Portfolio

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant. The Tempe Lease (leased by VSM), the Chino Valley Lease and Green Valley Lease (leased by Broken Arrow), and the Woodward Lease located in Pleasant Ridge (leased by Rapid Fish) are considered significant and the tenants are referred to as the Significant Tenants.

During the years ended December 31, 2025 and 2024, all of the Company’s real estate properties are leased under triple-net and absolute-net leases to tenants that are controlled by Significant Tenants. For the years ended December 31, 2025 and 2024, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2025	% of Total Revenues	For the Year Ended December 31, 2024	% of Total Revenues
Broken Arrow (Chino Valley)	$1,161,867	28.1%	$1,120,431	29.5%
VSM (Tempe)	657,979	15.9%	656,736	17.3%
Woodward lease (Michigan)	573,203	13.8%	589,478	15.6%
Total	$2,393,049	57.8%	$2,366,645	62.4%

As of December 31, 2025 and 2024, the Company had an asset concentration related to the Significant Tenants. As of December 31, 2025 and 2024, the Significant Tenants collectively leased approximately 47.2% and 55.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 19.4% of the Company’s total assets as of December 31, 2025.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2025, consists of the following:

Future annual base rent:	Amount
2026	$2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
2030	2,840,553
Thereafter	28,497,521
Total	$42,395,253

Investment in equity method unconsolidated joint venture

On December 31, 2025 and 2024, the Company held an investment with carrying values of $0 and $4,923, respectively, in Zoneomics Green, LLC (“Zoneomics Green”), a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. The Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry; however, the project has stalled over the past year. In order to successfully launch, the technology platform needs to rely upon a required merchant banking component, which is has been unable to identify. The Company does not currently know when an appropriate merchant banking solution will become available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level remains uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time. The Company has no further financial or investment obligations at this time. On December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired. During the years ended December 31, 2025 and 2024, the Company recorded a loss from equity method unconsolidated joint ventures of $3,352 and $0, respectively,

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, LLC, for a 5% ownership interest in ZP Ohio B LLC, which is being accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in cost-method investees.” ZP Ohio B LLC plans on developing several projects. This investment is subject to the Company’s impairment review policy.

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence. This equity instrument does not have a readily determinable fair value. Accordingly, pursuant to ASC 321-10-35-2, the Company elected to measure this equity security at its cost minus impairment. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2025, based on its qualitative impairment assessment, the Company impaired its equity investment and recorded an impairment loss on equity securities of $50,000.

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

Government Regulation

Real Estate & General Business Regulations

We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workers’ compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

In addition, zoning commercial properties for specific purposes, such as regulated cannabis dispensaries or cultivation facilities, is subject to specific regulations to the zoning requirements for the city, county and state related to any regulated cannabis facility. We expect regulations to get tighter as time goes on. Many jurisdictions have moved toward “Green Zoning” hubs, though others have increased setbacks from residential areas and schools following the 2025-2026 legislative sessions.

Federal and State Regulation of Cannabis

Controlled Substances Act and “Cole Memorandum”

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. While historically classified as a Schedule I drug, cannabis is currently in the final stages of being reclassified to Schedule III following a December 2025 executive order. Under U.S. federal law, a Schedule I drug has a high potential for abuse and no accepted medical use. Schedule III drugs are classified as having a moderate to low potential for physical and psychological dependence and have currently accepted medical uses. The United States Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid found in the cannabis plant, for the treatment of seizures associated with two specific epilepsy conditions. The FDA has not approved cannabis or cannabis derived compounds as a safe and effective drug for any other indication, though it has issued updated guidance on clinical trials for Schedule III substances.

In the United States, cannabis is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, although the move toward Schedule III is expected to reduce this conflict for medical-use participants. Although most U.S. states authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law. As of March 2026, over 40 states have legalized medical or adult-use cannabis.

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

The former Attorneys Generals who succeeded former Attorney General Sessions following his resignation have not provided a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. However, as discussed herein, during his term, President Joseph R. Biden, announced multiple mass pardons and clemency of persons who had been convicted of simple marijuana possession under federal law and initiated a regulatory process under the CSA to move cannabis from Schedule I to Schedule III. However, the future of the rescheduling process is uncertain since President Donald J. Trump took office on January 20, 2025.

The DOJ, under Attorney General Pamela Bondi, has not formally reinstated the Cole Memo. However, the administration’s focus has shifted toward “states’ rights” and the acceleration of the Schedule III reclassification. While federal enforcement remains a risk, the primary focus of federal authorities in 2026 has been on the illicit market and the “total THC” restrictions on hemp products.

2018 Farm Bill & 2026 Appropriations Act

Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. The Continuing Appropriations and Extensions Act of 2026, signed in November 2025, has fundamentally narrowed the definition of hemp. Effective November 12, 2026, finished hemp products must contain no more than 0.4 mg of “total THC” per container (including Delta-8 and THCA).

This change effectively bans the majority of intoxicating hemp-derived products (such as Delta-8 gummies and THCA flower) from the “hemp” market, reclassifying them as “marijuana” under the CSA unless they are brought within a state-licensed cannabis regulatory framework. The FDA continues to maintain that CBD is not a legal dietary supplement, and the industry is currently navigating a one-year “runway” before the new strict THC caps take full effect in late 2026.

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

The move toward Schedule III is expected to ease some banking restrictions, but legislation remains stalled in the Senate as of March 2026. FinCEN Guidance from 2014 remains the primary operational framework for banks, though many institutions are now transitioning their compliance models to accommodate the Schedule III “Medical/Prescription” model. Consequently, while banking access is improving, businesses still face higher fees and rigorous due diligence requirements.

The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Controlled Substances Act Rescheduling

There have been recent developments regarding the potential for cannabis to be removed from the most restrictive schedule under the CSA, but with the recent re-election of President Trump, the regulatory process for this so-called “rescheduling” is uncertain. On December 18, 2025, President Trump signed an executive order instructing the DOJ and DEA to accelerate the reclassification of cannabis to Schedule III. While the DEA Administrative Law Judge (ALJ) hearings were briefly delayed in early 2025, the process has since resumed with an anticipated final rule effective date in mid-to-late 2026.

Internal Revenue Code, Section 280E

An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. As a result of Section 280E, the effective tax rate for many of the Company’s tenants and clients can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. If and when the reclassification of cannabis to Schedule III is finalized, Section 280E would no longer apply to state-legal cannabis businesses. This would allow companies to deduct ordinary business expenses (rent, payroll, marketing) for the first time. However, until the final rule is published and effective, Section 280E remains in force for the current tax cycle.

Federal Protections

Certain temporary federal legislative enactments that protect the medical marijuana industries have also been in effect for several years. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by several presidents. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrabacher-Farr Amendment” after its original lead sponsors.

Notably, the Rohrabacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. While the Rohrabacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change. The Rohrabacher-Farr Amendment has been renewed through the current 2026 appropriations cycle. It continues to prohibit the DOJ from using federal funds to interfere with state-legal medical marijuana programs, though it notably does not yet extend to adult-use recreational programs.

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

Employees

As of December 31, 2025, we had six full-time and part-time employees, including our chief executive officer, chief financial officer and chief operating officer. We have established a national network of external partners, contractors, and consultants to which we outsource various operational tasks in an effort to minimize administrative overhead and maximize efficiency.

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

Risks Related to Our Business and Our Industry

There is substantial doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in elsewhere and in our consolidated financial statements, we had a net loss of $2,854,415 and had cash provided by operations of $781,476 during the year ended December 31, 2025. Additionally, as of December 31, 2025, we had cash of $837,767 and stockholders’ equity of $3,067,626. Furthermore, on December 31, 2025 and effective January 1, 2026, we entered into Amended and Restated Absolute Net Lease Agreements with certain tenants (See elsewhere in this Form10-K and Note 14 – Subsequent Events). The Amended and Restated Absolute Net Lease Agreements include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the tenant to purchase, on an all-or-none basis, three leased properties (Chino Valley, Green Valley and Kingman). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. Additionally, on January 15, 2026, the Company and its subsidiaries entered into an Asset Purchase Agreement to sell substantially all of its properties to a company owned by management (See elsewhere in this Form 10-K and Note 14 – Subsequent Events on our consolidated financial statements and MBO risk factor below). The closing of the Asset Purchase Agreement is contingent upon the Buyer obtaining financing. If the Company sells some or all of its properties, it will have minimal or no operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this Annual Report. There can be no assurance that we will sell our properties. If we sell our properties, our cash flow provided by operating activities would decrease substantially and we may need to raise capital through debt and/or equity financings to fund any ongoing operations, we may need to curtail our operations, or we may decide to liquidate the Company. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

While we intend to diversify our portfolio of properties, we are not required to observe specific diversification criteria. Therefore, our total assets are concentrated into a limited number of tenants who were considered significant tenants. To the extent that our total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of our Significant Tenants may result in defaults on all of our leases within a short time period, which may reduce our net income and the value of our common stock and accordingly, limit our ability to pay or operating expenses or pay dividends to our stockholders. As of December 31, 2025 and 2024, we had an asset concentration related to our Significant Tenant leases at our Tempe, Chino Valley and Green Valley, Arizona properties and our property located in Pleasant Ridge, Michigan. As of December 31, 2025 and 2024, the Significant Tenants collectively leased approximately 47.2% and 55.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 19.4% of the Company’s total assets as of December 31, 2025. If our tenants are prohibited from operating or cannot pay their rent, we may not have enough working capital to support our operations and we would have to seek out new tenants at rental rates per square foot that may be less than our current rate per square foot.

Any adverse economic or real estate developments in the medical cannabis industry could adversely affect our operating results and our ability to collect rent from out tenants, pay our operating expenses or pay dividends to our stockholders.

Our properties may be subject to impairment charges.

We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. The financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. We recorded an impairment charge related to our Woodward Property in the year ended December 31, 2025, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See also “—We may be unable to sell the Woodward Property for its carrying value, or at all” below, Note 2—Summary of Significant Accounting Policies—Rental Properties, and Note 14—Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

We may be unable to sell the Woodward Property for its carrying value, or at all.

During the third quarter of 2025, New Tenant, our current tenant in the Woodward Property, faced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in July 2025, New Tenant remitted approximately 50% of the rent then due. In August 2025, the Company sent a demand notice to New Tenant to remit full payment of outstanding rent. In September 2025, New Tenant remitted full payment of all outstanding rent that was previously due and has received all rent payments due through December 31, 2025. Subsequent to year-end 2025, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to (i) make timely rental payments and (ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. As of the date of this filing, the Company remains in discussions with New Tenant about curing these events of default and regarding future operations at the Woodward Property.

In an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000.

While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.

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

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States in general, and in the cannabis sector in particular, have undergone a turbulent period in which lending was severely restricted. Although there appear to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. The cannabis sector has experienced significant volatility and such volatility is expected to continue in 2026. Obtaining favorable financing in the current environment remains challenging.

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

In view of his direct relationships with industry partners that directly contribute to our business development strategy, our success depends substantially upon the continued services of Mr. McLaren. We previously purchased a one-year key person life insurance policy on Mr. McLaren with a base coverage amount of $8,000,000 renewable annually at a 10-year fixed guaranteed premium. The policy was renewed in January 2026. The loss of Mr. McLaren’s services could have a material adverse effect on our business and operations.

Risks Related to the Proposed MBO

The MBO transaction is a “related party transaction,” which may lead to actual or perceived conflicts of interest.

The Buyer, BPB Partners, LLC, is owned by our Chairman and CEO, our President and COO, and another member of the Company’s management. Because our executive leadership is on both sides of the transaction, there is an inherent risk of conflicts of interest regarding the negotiation of the purchase price and terms.

Although a Special Transactions Committee of independent directors overseen the process, dissatisfied stockholders may still challenge the fairness of the transaction. Legal challenges or proxy contests related to these conflicts could delay the closing, result in significant legal costs, or prevent the MBO from being consummated.

The transaction is subject to a “majority of the minority” stockholder approval, which may be difficult to obtain.

A condition to closing the MBO is the approval by a majority of the voting power held by “uninterested” stockholders (excluding shares held by the Buyer’s principals). If our non-management stockholders do not perceive the purchase price or the transaction terms as favorable, they may vote against the proposal. Failure to obtain stockholder approval would prevent the closing of the MBO, even if a simple majority of total voting power is achieved.

The final Purchase Price is subject to significant adjustments based on interim real estate transactions, which creates uncertainty.

The $7.0 million base Purchase Price is not fixed and will fluctuate based on several factors before closing:

●	Additional Assets: If we acquire new real estate before closing, the price increases by the cash paid but decreases by any debt issued.

●	Asset Sales (Pleasant Ridge & CKG Properties): The price will shift depending on whether these properties are sold to third parties or retained and transferred to the Buyer.

These variables make it difficult for stockholders to value the total consideration of the deal at the time of voting and may impact our final liquidity position.

The Buyer must raise sufficient capital to fund the Purchase Price, and there is no guarantee they will be able to do so.

The MBO APA includes a closing condition that the Buyer must raise the capital required, in its sole discretion, to fund the Purchase Price. The Buyer does not currently have a committed financing arrangement disclosed in the APA. If capital markets tighten or if the Buyer’s creditworthiness is questioned, the Buyer may be unable to secure funding, leading to a termination of the agreement.

The Company retains the right to terminate the MBO APA if it receives a proposal on terms more favorable to stockholders than the MBO.

While this is intended to maximize stockholder value, it creates uncertainty regarding the finality of the deal. If a superior proposal is pursued, we may owe the Buyer termination fees (if applicable) or suffer from prolonged operational distraction and potential loss of our current executive leadership.

The Buyer has a broad right to terminate the MBO APA based on due diligence.

Pursuant to the MBO APA, the Buyer has a 180-day due diligence period (expiring July 14, 2026) during which the Buyer can terminate the MBO APA for any reason in its sole discretion. If the Buyer terminates during this period, our stock price may decline significantly as the market reacts to the failed MBO.

Failure to complete the MBO could negatively impact our business and financial results.

If the MBO is not completed for any reason, we will have incurred substantial costs without realizing the benefits. In addition, we may face a management void or decreased morale if our top executives, who own the Buyer, remain in their roles after a failed transaction. Our ability to pursue alternative strategic transactions may be limited by the time and resources already expended on the MBO.

If the MBO closes, following the closing, we will be a “shell company” with no remaining operations, which may limit the liquidity of our common stock.

If and when the MBO closes, we will have sold substantially all of our operating assets and intellectual property to the Buyer. We would then be classified as a “shell company” under SEC rules, which carries significant regulatory burdens. We will no longer have an active business to generate revenue, and our sole remaining assets will likely be the cash proceeds (net of transaction costs and liabilities) and potentially the CKG Note. Additionally, the availability of Rule 144 for resales of our securities by stockholders will be significantly limited.

Our Board may elect to liquidate and dissolve the Company, and the timing and amount of any distributions are uncertain.

If the Board determines that it is in the best interest of stockholders to liquidate the Company following the MBO, if consummated, rather than pursuing a reverse takeover (“RTO”):

●	We must satisfy all remaining corporate liabilities, including potential tax obligations and “tail” insurance, before any cash is distributed to stockholders.

●	The liquidation process can be lengthy. Stockholders may not receive a distribution for several months or even years following the Closing.

●	There is no guarantee that the net proceeds available for distribution will equal or exceed the current trading price of our common stock.

We may seek a RTO or a new business activity, which involves significant risks and uncertainty. The Board may choose to use the remaining public shell to acquire a new, unrelated business through an RTO.

Any such transaction would likely involve the issuance of a significant number of new shares, which would substantially dilute the ownership of our existing stockholders. We may be unable to identify a suitable target, or we may acquire a business with undisclosed liabilities or a failing business model. An RTO typically results in a change of control where our current stockholders would no longer hold a majority interest in the combined entity.

Stockholders may be required to approve a change in our primary business purpose or a formal plan of liquidation.

Under Nevada law and our governing documents, the sale of all or substantially all of our assets requires a stockholder vote. If the MBO is approved but a subsequent liquidation or RTO is not, we may continue to incur the high costs of being a public company without any operational revenue to offset those costs. This could rapidly deplete the $7.0 million (as adjusted) Purchase Price, leaving little to no value for stockholders.

The loss of our executive leadership team upon closing of the proposed MBO will leave the Company without experienced management.

Since the Buyer is comprised of our CEO, COO, and other key personnel, these individuals will likely focus their efforts on the newly acquired private business (BPB Partners, LLC) after the closing. The remaining public shell will be left without its primary leadership team to manage the transition, liquidation, or search for an RTO target. Hiring a new management team to oversee a shell company would incur significant additional administrative expenses.

Risks Related to Government Regulation

Marijuana remains illegal under federal law, and the ongoing transition to Schedule III, along with the new restrictions on hemp-derived products, creates significant regulatory uncertainty that could disrupt our business plan.

While cannabis is in the final stages of reclassification from Schedule I to Schedule III under the CSA following a December 2025 executive order, it remains a controlled substance. The possession, distribution, cultivation, and use of cannabis continue to be violations of federal law. Even if reclassified to Schedule III, cannabis will remain subject to strict FDA oversight and the CSA’s registration requirements. Any failure by our tenants to comply with these evolving federal standards, or a decision by the federal government to strictly enforce remaining prohibitions, would materially and adversely affect our ability to execute our business plan.

The shift in federal enforcement priorities and the absence of a formal Cole Memo reinstatement create unpredictability.

In January 2018, the DOJ rescinded the Cole Memo, and as of March 2026, Attorney General Pamela Bondi has not formally reinstated it. While the current administration has signaled a focus on “states’ rights” and the illicit market, federal prosecutors maintain broad discretion to prosecute state-legal cannabis activities. Although Attorney General Bondi has historically overseen a well-regulated medical market in Florida, her national enforcement priorities remain subject to change. Any shift toward a more aggressive enforcement posture against state-licensed operators would jeopardize our real estate investments and could subject the Company to criminal prosecution, fines, or asset forfeiture.

New federal “Total THC” limits on hemp products may force tenants into more restrictive regulatory regimes or out of business.

The Continuing Appropriations and Extensions Act of 2026, effective November 12, 2026, imposes a strict cap of 0.4 mg of “total THC” per container for finished hemp products. This change effectively reclassifies many previously legal hemp-derived products (such as Delta-8 and THCA flower) as “marijuana” under the CSA. Tenants currently operating in the hemp space may be forced to obtain more costly cannabis licenses or cease operations entirely. Failure of our tenants to adapt to these new “total THC” restrictions by the late-2026 deadline could result in lease defaults and a loss of rental income for the Company.

The Rohrabacher-Farr Amendment provides limited protection and must be renewed annually.

The Rohrabacher-Farr Amendment, which prohibits the DOJ from using federal funds to interfere with state-legal medical marijuana programs, has been renewed through the 2026 appropriations cycle. However, this protection is temporary and notably does not extend to adult-use (recreational) programs. If Congress fails to renew this amendment, or if our tenants transition to adult-use operations not covered by the rider, the risk of federal prosecution increases significantly.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management concluded that our internal control over financial reporting as of December 31, 2024 were not effective. Management realizes there are deficiencies in the design or operation of our internal control over financial reporting that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our 2025 fiscal year, management identified the following material weaknesses:

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

We have not identified any current risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with any managed or engaged information technology service providers, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on any cybersecurity risks and cybersecurity risk management program.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 8360 E. Raintree Drive, #230, Scottsdale, AZ 85260. On March 15, 2022, we entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term shall begin on March 15, 2022 and expired on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. On June 3, 2024 the Company extended the lease for an additional 24 months through November 30, 2026. Effective December 1, 2024, the monthly base rent shall be $3,665 per month through November 30, 2025 and $3,775 from December 1, 2025 through November 30, 2026. If extended, the monthly base rent shall be: $3,887 from December 1, 2026 through November 30, 2027, and $4,004 from December 1, 2027 through November 30, 2028. The Company has the option to extend the lease for a two-year period through November 2028.

We are in the business of property acquisition, development, and commercial leasing and intend to primarily structure lease agreements with prospective tenants using a triple-net or absolute-net lease model. The property investment portfolio currently includes (i) land and real property constructed in Green Valley, Arizona, (ii) land and real property in Kingman, Arizona, (iii) land and real property in Tempe Arizona, (iv) land and real property of approximately 47 acres in Chino Valley, Arizona, (v) land and real property in Pleasant Ridge, Michigan and (vi) land in Chicago, Illinois, and (vii) land and real property in Surprise Arizona. The properties in Tempe, Green Valley, Kingman, Chino Valley, and Surprise, Arizona, Pleasant Ridge, Michigan and Chicago, Illinois are currently leasing space to tenants that operate licensed cannabis facilities. In 2025, the Company was notified that a vehicle crashed into the building located in Chicago, IL, causing significant structural damage. The City of Chicago declared the building unsafe and ordered its demolition. As such, the Ashland Avenue Property located in Chicago remains a vacant lot of land. Based upon the most recent information received by the Company from Justice Grown, the Company believes that the development of the new retail dispensary building will still be completed, and the tenant will open for business in late 2027; however, challenges related to the ongoing permitting and development process required through the City of Chicago may continue to cause delays. The Company’s tenant is expected to continue to pay full rent pursuant to the Justice Grown Lease. If Justice Grown does not construct the new building, the Company may need to pursue recovery through legal claims. In connection with the damage and demolition of the building located in Chicago, IL and based on conditions existing at our Michigan property, during the year ended December 31, 2025, the Company recorded an impairment loss of $3,118,716.

As of December 31, 2025, each of our leased properties was generating revenues.

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

Quarter Ended	High	Low
December 31, 2025	$0.50	$0.42
September 30, 2025	$0.57	$0.43
June 30, 2025	$0.61	$0.33
March 31, 2025	$0.47	$0.30
December 31, 2024	$0.55	$0.39
September 30, 2024	$0.66	$0.51
June 30, 2024	$0.70	$0.45
March 31, 2024	$0.55	$0.35

On March 30, 2026, the closing price of our common stock on the OTCQB was $0.385 per share.

Holders of Common Stock

As of April 1, 2026, there were approximately 1,168 beneficial shareholders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Between September 2024 and November 2024, the Company purchased a total of 13,687 shares of common stock for $8,010, or $0.59 per share, which as of December 31, 2025, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

Between May 2025 and June 2025, the Company purchased a total of 57,000 shares of its common stock for $26,858, or an average of $0.47 per share, which as of December 31, 2025, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

As of April 1, 2026, the Company holds 170,687 shares of common stock as treasury shares.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, the Company’s Board of Directors authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminated, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2025, 1,315,000 stock option awards were outstanding and 1,206,250 options were exercisable under the 2016 Plan. As of December 31, 2025, 8,685,000 shares were available for future issuance under the 2016 Plan.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”). The 2014 Plan has been superseded by the 2016 Plan. Accordingly, the Board does not intend to grant any additional awards under the 2014 Plan. As of December 31, 2025, options to purchase 250,000 shares of common stock were outstanding and exercisable pursuant to the 2014 Plan.

DESCRIPTION OF SECURITIES

Outstanding Shares and Holders

As of April 1, 2026, our authorized capital stock consists of (i) 100,000,000 shares of common stock, $0.001 par value per share, of which 13,351,516 and 13,180,829 shares were issued and outstanding, respectively, and (ii) 5,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares were issued and outstanding. As of April 1, 2026, the Company holds 170,687 shares of common stock as treasury shares.

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

Holders of preferred shares vote along with common stockholders on each matter submitted to a vote of security holders. As a result of the multiple votes accorded to holders of the preferred stock, Greg Johnston and Alex McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. On those matters that require the approval of at least 51% of the preferred stock, both Mr. Johnston and Mr. Alex McLaren must provide their approval inasmuch as each of them owns 50% of the outstanding preferred stock.

Dividends

Historically, we have not paid any cash dividends on our common stock. Except as set forth below, it is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest cash flow and earnings, if any, in our business operations. However, in the future, our board of directors may declare dividends on our common stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. We cannot guarantee that we will pay dividends to our stockholders in the future. Holders of preferred shares are entitled to dividends equal to common share dividends.

If the MBO APA is approved by the Company’s stockholders, as required, the Company expects that the closing of the MBO will take place by the end of 2026. Assuming that the MBO APA is approved by the Company’s stockholders, as required, and the Company can successfully sell and liquidate 100% of the Company’s assets and operations, the Company expects (i) to pay off any remaining debt, settle any remaining accounts and agreements, liquidate the Company’s outstanding preferred shares, and then distribute the net available balance of cash to stockholders as a return of capital through a special dividend, and (ii) to subsequently complete a reverse merger or other transaction involving the public company. See “Item 1. Business—Our Business—Management Buyout Asset Purchase Agreement.”

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

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of April 1, 2026, the Company leases land and/or building space at the seven properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Four of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the future development of a licensed medical and adult use marijuana retail dispensary.

As of December 31, 2025, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Retail (special use)	Land	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	Cannabis Dispensary	-	Property Investment Portfolio Total
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	Dec 22/Feb 23	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	December 2022	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	March 2037	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.56	0.37	1.11	55.14

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	24,306	16,000	48,541	2,391,476

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	-	16,000	-	1,805,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	24,306	-	48,541	586,035

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	5,172	-	4,200	169,621

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-	-	-
							-
Sq. Ft. rented as of December 31, 2025	60,000	97,312	1,440	1,497	5,172	-	4,200	169,621

Annual Base Rent (*,**)
2026	$599,149	$1,050,970	$42,000	$48,000	$447,604	$233,394	$304,500	$2,725,617
2027	590,400	1,050,970	42,000	48,000	461,032	240,395	313,635	2,746,432
2028	590,400	1,050,970	42,000	48,000	474,862	247,607	323,044	2,776,883
2029	590,400	1,050,970	42,000	48,000	489,109	255,036	332,732	2,808,247
2030	590,400	1,050,970	42,000	48,000	503,782	262,687	342,714	2,840,553
Thereafter	5,510,400	9,809,049	392	448,000	6,119,053	2,405,976	3,813,043	28,497,521
Total	$8,471,149	$15,063,899	$602,000	$688,000	$8,495,442	$3,645,095	$5,429,668	$42,395,253

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Pleasant Ridge, MI	Chicago, IL	Surprise, AZ
2026	$9.8	$10.8	$29.2	$32.1	$86.5	$-	$72.5
2027	$9.8	$10.8	$29.2	$32.1	$89.1	$-	$74.7
2028	$9.8	$10.8	$29.2	$32.1	$91.8	$-	$76.9
2029	$9.8	$10.8	$29.2	$32.1	$94.6	$-	$79.2
2030	$9.8	$10.8	$29.2	$32.1	$97.4	$-	$81.6

On December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (the “A&R Leases”) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. Each A&R Lease provides for an initial term of 14 years commencing January 1, 2026 and ending December 31, 2039, unless earlier terminated pursuant to its terms. The A&R Leases were contingent upon, among other conditions, the consummation of a change of control transaction involving the Tenant(s), including the transfer of majority ownership and control of the applicable Tenant to A&R Consultants, LLC (or its designee) and the transfer of the applicable cannabis license to A&R Consultants, LLC (or its designee). These contingencies were resolved on March 31, 2026. Pursuant to the A&R Leases, A&R Consultants, LLC provided a guaranty of payment and performance in favor of each Landlord. Base rent under the A&R Leases varies by property and is set forth in the respective rent schedules (including, for example, monthly base rent of $3,500 for the Green Valley property and $4,000 for the Kingman property, and a step-up schedule for the Chino Valley property). The A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. The Purchase Option contemplates (a) a $400,000 non-refundable earnest money deposit to be applied toward the down payment, (b) a $4.0 million cash down payment at closing, and (c) $5.0 million of seller financing. The seller financing would bear interest at 7% per annum over a 36-month term with payments calculated on a 15-year amortization schedule and a balloon payment at maturity, and would be secured by loan documentation (including a loan agreement, promissory note and deeds of trust) against all three properties. The properties would be conveyed on an as-is/where-is basis without representations or warranties from the applicable landlord/seller. In connection with the anticipated change of control transaction for the Chino Valley Tenant, on December 30, 2025, the Company, through Chino Valley Properties, LLC, entered into a Consent of Landlord and Agreement Regarding Lease (the “Consent Agreement”) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Consent Agreement provided, among other things, that the Landlord’s consent to the sale transaction is conditioned on the payment to Landlord at closing of (i) $389,984 for past due rent, additional rent and late charges and (ii) $965,000 as compensation for rent concessions reflected in the A&R Lease, both of which were received by the Company on March 31, 2026. Upon receipt of such amounts, the Consent Agreement provided for the release of the existing guarantor from liability for periods after closing and A&R Consultants, LLC executed a new guaranty of the A&R Lease.

Management Buyout Asset Purchase Agreement

On January 15, 2026, the Company entered into an Asset Purchase Agreement (the “MBO APA”) by and among the Company, Zoned Arizona, ZP Dysart, ZPRE Holdings and collectively with Zoned Arizona and ZP Dysart, the “Real Property Sellers” and, together with the Company, the “Seller Parties” and each, a “Seller Party”, and BPB Partners, LLC (the “Buyer”). The Buyer is owned by Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer; Berekk Blackwell, the Company’s President and Chief Operating Officer; and Patrick Moroney.

The Company formed a Special Transactions Committee of the Board of Directors (the “Committee”), consisting of its three independent directors, that has reviewed, negotiated and overseen the MBO APA and the other transaction documents and the transactions contemplated by the MBO APA (the “MBO”). The Committee approved the MBO APA, the other transaction documents and the MBO, prior to its execution. The MBO APA and the other transaction documents and the MBO were also approved by the full Board of Directors prior to its execution.

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Company’s business (the “Business”), and the assets, properties and rights of the Seller Parties, subject to modification as set forth in the MBO APA, and other than the Excluded Assets (as defined in the MBO APA) (the “Assets”). The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, LLC, and Zoneomics Green; (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO, as discussed below.

Subject to adjustment as set forth in the MBO APA, the purchase price for the Assets will be $7,000,000, less the Assumed Indebtedness (as defined in the MBO APA) (the “Purchase Price”).

The parties to the MBO APA acknowledged and agreed that between January 15, 2026 and the date of the closing of the MBO, the Company or one or more affiliates of the Company may acquire or invest in additional real estate assets (“Additional Assets”). Upon acquisition of or investment in the Additional Assets, (i) such Additional Assets shall be deemed included in the “Assets” for purposes of the MBO APA, (ii) the Purchase Price will be increased by the amount of the cash purchase price paid therefor by the Company or its affiliate, (iii) the Purchase Price will be decreased by the amount of any cash and/or debt instruments issued by the Company or its affiliate to the seller of such Additional Assets (the “Additional Asset Acquisition Indebtedness”), and (iv) such Additional Asset Acquisition Indebtedness will be deemed included in the assumed liabilities pursuant to the MBO APA.

The parties to the MBO APA also acknowledged and agreed that between January 15, 2026 and the closing of the MBO, the Company may sell the real estate assets located at 23622-23634 Woodward Avenue, Pleasant Ridge, MI (the “Pleasant Ridge Assets”) to a third party for a purchase price to be determined. The Pleasant Ridge Assets are not currently included in the “Assets” for purposes of the MBO APA. In the event that the sale of the Pleasant Ridge Assets is not consummated prior to the closing, then the Pleasant Ridge Assets will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the appraisal value of the Pleasant Ridge Assets, as determined as set forth in the MBO APA.

The parties to the MBO APA further acknowledged and agreed that between January 15, 2026 and the closing, the Company may sell the real estate assets located at 2144 N. Road 1 East, Chino Valley, AZ; 2095 Northern Avenue, Kingman, AZ; and 1732 W. Commerce Point Place, Green Valley, AZ (collectively, the “CKG Properties”) to a third party for a total purchase price of $9,000,000 (the “CKG Purchase Price”), of which $4,000,000 is expected to be paid in cash and $5,000,000 is expected to be paid via a promissory note payable to the Company (the “CKG Note”). In the event that the sale of the CKG Properties is not consummated prior to the closing, then the CKG Properties will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the CKG Purchase Price.

If the sale of the CKG Properties is consummated prior to the closing, then the CKG Properties will not be included in the “Assets,” but the CKG Note will be included in the “Assets” for purposes of the MBO APA, and the Purchase Price will be increased by the principal amount of the CKG Note.

Pursuant to the terms of the MBO APA, the MBO APA may be terminated at any time prior to the closing by:

(a) The mutual agreement of the parties, each in their sole discretion;

(b) The Company or by Buyer if there shall be in effect a final non-appealable order, judgment, injunction or decree entered by or with a governmental entity restraining, enjoining or otherwise prohibiting the consummation of the MBO;

(c) The Buyer if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of any Seller Party, which breach has not been cured within 10 days after receipt of notice of such breach by the Company;

(d) The Company if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of Buyer, which breach has not been cured within 10 days after receipt of notice of such breach by Buyer;

(e) Any party in the event that the closing has not occurred by September 30, 2026, which date may be extended by 90 days as set forth in the MBO APA;

(f) Written notice by Buyer to the Company, if there shall have been a “Seller Material Adverse Effect” (as defined in the MBO APA) following the Effective Date which is uncured for at least 20 business days after written notice by the Buyer;

(g) The Buyer, during the 180-day period following the Effective Date, if the Buyer determines that its due diligence review is not satisfactory for any reason in its sole discretion; or

(h) The Company, in the event it receives a proposal on terms more favorable to the Company’s stockholders than those set forth in the MBO APA, subject to the terms of the MBO APA, prior to the date that is the later of (i) the date on which the Company receives stockholder approval as set forth in the MBO APA, and July 14, 2026 (the date on which the Buyer’s due diligence period expires).

The closing of the MBO is subject to certain closing conditions, including, but not limited to, (i) the Company and the Committee having received an opinion as to the fairness of the transactions, from a financial point of view, to the shareholders of the Company, and such opinion remaining valid and in full force and effect as of the closing; (ii) MBO APA and the transactions set forth therein being approved by both (1) the shareholders of the Company holding a majority of the voting power of the Company, as required by Nevada law, and (2) shareholders of the Company holding a majority of the voting power of the Company, but excluding for such purposes any such shareholder, and shares or stock of the Company, held by any persons who own, control or have any interest in the Buyer (i.e., a ‘majority of the minority’ uninterested shareholders); (iii) receipt of any required regulatory approvals; (iv) raising by the Buyer of the capital required, in its sole discretion, to fund the Purchase Price; and (v) other customary closing conditions. The MBO APA contains customary representations, warranties and covenants.

If the MBO APA is approved by the Company’s stockholders, as required, the Company expects that the closing of the MBO will take place by the end of 2026. Assuming that the MBO APA is approved by the Company’s stockholders, as required, and the Company can successfully sell and liquidate 100% of the Company’s assets and operations, the Company expects (i) to pay off any remaining debt, settle any remaining accounts and agreements, liquidate the Company’s outstanding preferred shares, and then distribute the net available balance of cash to stockholders as a return of capital through a special dividend, and (ii) to subsequently complete a reverse merger or other transaction involving the public company.

Going concern consideration

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our consolidated financial statements, the Company had a net loss of $2,854,415 and had cash provided by operations of $781,476 for the year ended December 31, 2025. Additionally, as of December 31, 2025, the Company had cash of $837,767 and stockholders’ equity of $3,067,626. On December 31, 2025 and effective January 1, 2026, the Company entered into Amended and Restated Absolute Net Lease Agreements with certain tenants (See Note 14 – Subsequent Events). The Amended and Restated Absolute Net Lease Agreements include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the tenant to purchase, on an all-or-none basis, three leased properties (Chino Valley, Green Valley and Kingman). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. Additionally, on January 15, 2026, the Company and certain of its subsidiaries entered into the MBO APA with the Buyer to sell substantially all of its properties to the Buyer, a company owned by management (See Note 14 – Subsequent Events). The closing of the MBO is subject to certain closing conditions, including, but not limited to, approval by the Company’s stockholders and the Buyer obtaining financing. If the Company sells some or all of its properties, it will have minimal or no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Annual Report. There can be no assurance that the Company will sell its properties. If the Company sells its properties, the Company’s cash flow provided by operating activities would decrease substantially and the Company may need to raise capital through debt and/or equity financings to fund any ongoing operations, may need to curtail its operations, or may decide the liquidate the Company. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2025 and 2024, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2025 and 2024.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

For the years ended December 31, 2025 and 2024, revenues by reportable business segments were as follows:

	Years Ended December 31,
	2025	2024
Revenues:
Property investment portfolio	$3,080,654	$2,884,286
Real estate services	1,059,804	909,003
Total revenues	$4,140,458	$3,793,289

For the years ended December 31, 2025, total revenues amounted to $4,140,458, including property investment portfolio revenues of $3,080,654, which consists of rental revenues, as compared to total revenues of $3,793,289, including property investment portfolio revenues of $2,884,286, which consists of rental revenues, for the year ended December 31, 2024, representing an overall increase of $347,169, or 9.2%. This increase was attributable to an increase in rental revenues of $196,368, or 6.8%, primarily attributable to an increase in rental revenue from our recently acquired properties in Chicago, IL and Surprise, AZ, and a net increase in real estate services revenues of $150,801, or 16.6%, attributable to an increase in commissions and assignment fees earned on real estate listings, offset by a decrease in advisory fees.

The increase in property investment portfolio revenues was primarily due to the signing of a new lease with new tenants at our recently acquired properties located in Chicago, Illinois which began in January 2024 and Surprise, AZ which began in July 2024. All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants.

Operating expenses

For the year ended December 31, 2025, operating expenses amounted to $3,926,000 as compared to $2,690,119 for the year ended December 31, 2024, representing an increase of $1,235,881, or 45.9%. For the years ended December 31, 2025 and 2024, operating expenses consisted of the following:

	Years Ended December 31,
	2025	2024
Compensation and benefits	$1,398,498	$1,287,744
Professional fees	252,636	351,426
Brokerage fees	131,236	158,871
General and administrative expenses	308,149	331,495
Depreciation and amortization	360,903	357,946
Real estate taxes	155,322	148,762
Business development costs	300,540	53,875
Impairment loss	3,118,716	-
Total	$6,026,000	$2,690,119

●	For the year ended December 31, 2025, compensation and benefit expense increased by $110,754, or 8.6%, as compared to the year ended December 31, 2024. The increase was attributable to an increase in executive and staff compensation and related benefits of $53,501, primarily attributable to the payment of bonus splits on project fees generated by transactions to team members, an increase in stock-based compensation of $33,502 related to accretion of stock option expense, and an increase in health insurance expense of $23,751.

●	For the year ended December 31, 2025, professional fees decreased by $98,790, or 28.1%, as compared to the year ended December 31, 2024. This decrease was primarily attributable to a decrease in consulting fees of $100,000, offset by an increase in other professional fees of $1,210.

●	For the year ended December 31, 2025 and 2024, we recorded brokerage fees amounting to $131,236 and $158,871, respectively, representing a decrease of $27,635, or 17.4%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, debt expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the year ended December 31, 2025, general and administrative expenses decreased by $23,346, or 7.0%, as compared to the year ended December 31, 2024, primarily due to a decrease in advertising and marketing expenses of $40,239, offset by an increase in other general and administrative fees of $6,900 and an increase in bad debt expense of $56,685.

●	For the year ended December 31, 2025, depreciation expense increased by $2,957, or 0.8%, as compared to the year ended December 31, 2024 due to an increase in depreciable rental properties.

●	For the year ended December 31, 2025, real estate taxes increased by $6,560, or 4.4%, as compared to the year ended December 31, 2024 related to our Michigan property.

●	For the year ended December 31, 2025, property portfolio business development costs increased by $246,665, or 457.9%, as compared to the year ended December 31, 2024. Property portfolio business development costs are costs related to forfeited escrow deposits and the write off of development costs related to projects which we decided not to pursue.

●	For the year ended December 31, 2025, impairment loss from rental properties increased by $3,118,716, or 100.0%, as compared to the year ended December 31, 2024. In 2025, (1) we were notified that a vehicle crashed into our Chicago building, causing significant structural damage. The City of Chicago declared the building unsafe and ordered its demolition. As such, as of December 31, 2025, the Chicago property is a vacant lot of land. In connection with the damage and demolition of the building, during the year ended December 31, 2025, we recorded an impairment loss of $1,018,716, and (2) in an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.

(Loss) Income from operations

As a result of the factors described above, for the year ended December 31, 2025, loss from operations amounted to $(1,885,542) as compared to income from operations of $1,103,170 for the year ended December 31, 2024, representing a decrease of $2,988,712, or 270.9%.

Other (expenses) income, net

Other (expense) income, net primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the years ended December 31, 2025 and 2024, total other expenses, net amounted to $965,521 and $529,212, respectively, representing an increase of $436,309, or 82.4%. This increase was attributable to an increase in interest expense of $100,440, primarily related to an increase in notes payable, an increase in impairment loss on equity securities of $50,000, and a negative change in gain or loss in fair value from an interest rate swap of $289,369, offset by an increase in other income of $3,500.

Equity method loss

For the years ended December 31, 2025 and 2024, we incurred an equity method loss of $3,352 and $0, respectively, representing an increase of $3,352, or 100.0%. During the year ended December 31, 2025, we recorded a loss from unconsolidated joint ventures of $3,352.

Net (loss) income

As a result of the foregoing, for the years ended December 31, 2025, net loss amounted to $(2,854,415), or $(0.24) per common share (basic and diluted), and for the year ended December 31, 2024, net income amounted to $573,958, or $0.05 per common share (basic) and $0.06 per common share (diluted).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $837,767 and $1,019,980 as of December 31, 2025 and 2024, respectively.

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

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report on Form 10-K. Other than revenue received from the lease of our rental properties and real estate services, and from a bank note and other notes payable, we presently have no other significant alternative source of working capital.

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

See also “Item 1. Business—Our Business—Management Buyout Asset Purchase Agreement.”

Recent Property Acquisitions and Related Note Payables

On July 8, 2024, ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimbursement to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519.

During the year ended December 31, 2025, the Company paid $1,000,000 to Sunday Goods as a tenant improvement allowance. The $1,000,000 payment to the tenant was used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and is being depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements was placed in service, beginning in September 2025. In September 2025, Sunday Goods completed the construction of a new retail dispensary building on the Surprise Property and opened for business.

In connection with the Surprise Property, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the year ended December 31, 2025, the Company borrowed an additional $600,000 of the Maximum Amount and received net proceeds of $600,000. As of December 31, 2025 and 2024, the principal amount of the loan was $1,620,000 and $1,020,000, respectively, and accrued interest payable amounted to $16,200 and $0, respectively.

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

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of Sunday Goods’ Work: (i) first advance in the amount of $300,000 at 50% completion, which was received during the year ended December 31, 2025, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy which was received in October 2025.

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

Cash Flow

For the Years Ended December 31, 2025 and 2024

Net cash flow provided by operating activities was $781,476 for the year ended December 31, 2025, as compared to net cash flow provided by operating activities of $578,218 for the year ended December 31, 2024, representing an increase of $203,258, or 35.2%.

●	Net cash flow provided by operating activities for the year ended December 31, 2025 primarily reflected a net loss of $2,854,415, adjusted for the add-back of non-cash items consisting of depreciation of $360,903, amortization of debt discount of $25,671, accretion of stock-based stock option expense of $88,385, loss of forfeited escrow deposits and development costs of $300,540, bad debt expense of $76,685, an impairment loss from equity securities of $50,000, an impairment loss from buildings of $3,118,716, and loss from the changes in fair value from an interest rate swap of $121,909, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $159,449, an increase in deferred rent of $336,909 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in lease incentive receivable of $27,523, an increase in prepaid expenses of $18,028, an increase in accounts payable of $13,016, an increase in accrued expenses of $1,902, a decrease in contract liabilities of $16,669, and a decrease in security deposits payable of $22,206.

●	Net cash flow provided by operating activities for the year ended December 31, 2024 primarily reflected net income of $573,958, adjusted for the add-back of non-cash items consisting of depreciation of $357,946, amortization of debt discount of $22,066 accretion of stock-based stock option expense of $54,833, a loss on forfeited escrow deposit of $22,875, an increase in bad debt expense of $20,000, and gain from the changes in fair value from an interest rate swap of $167,460, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $253,538, an increase in deferred rent of $376,032 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, an increase in accrued expenses of $256,951, a decrease in contract liabilities of $27,225, and an increase in security deposits payable of $71,217.

For the year ended December 31, 2025, net cash flow used in investing activities amounted to $1,439,613, as compared to net cash used in investing activities of $3,527,929 for the year ended December 31, 2024, representing a decrease of $2,088,316. For the year ended December 31, 2025, net cash used in investing activities was attributable to the purchase of rental properties and improvements of $1,000,000, an increase in investments in cost method investee of $84,110, an increase in escrow deposits of $154,394 and an increase in capitalized project costs of $202,680, offset by cash received from investment in unconsolidated joint venture of $1,571. For the year ended December 31, 2024, net cash used in investing activities was attributable to the purchase of rental properties of $3,336,763, primarily in connection with the acquisition of properties in Chicago, IL and Surprise, AZ, a purchase of property and equipment of $6,480, an increase in capitalized project costs of $168,984, and an increase in escrow deposits of $15,702.

For the years ended December 31, 2025 and 2024, net cash provided by financing activities amounted to $475,924 and $869,896, respectively. For the year ended December 31, 2025, net cash provided by financing activities consisted of net proceeds from a note payable of $600,000, offset by cash used for the repayment of notes payable of $97,218 and cash used for the purchase of treasury shares of $26,858. For the year ended December 31, 2024, net cash provided by financing activities consisted of net proceeds from a note payable of $983,940 used to acquire our Surprise, AZ property, offset by cash used for the repayment of notes payable of $106,034 and the purchase of treasury stock of $8,010.

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

The following tables summarize our contractual obligations as of December 31, 2025 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$2,000	$-
Interest on convertible notes	450	120	240	90	-
Notes payable	7,693	80	1,774	1,735	4,104
Total	$10,143	$200	$2,014	$3,825	$4,104

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2025, the notional amount of our interest rate swaps was $4,372,231. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2025	Interest Rate	Maturity	Fair Value of Liability on December 31, 2025	Fair Value of Asset on December 31, 2024
December 7, 2022 interest rate swap	$4,372,231	7.65%	December 10, 2032	$77,328	$44,581

Accounts receivable

We recognize an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts receivable considered at risk or uncollectible. In accordance with ASC 326, “Financial Instruments - Credit Losses”, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

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

For the year ended December 31, 2025, we recorded an impairment loss of $3,118,716 due (1) to the damage and demolition of its building located in Chicago, IL, where a vehicle crashed into the building, causing significant structural damage, and the City of Chicago declared the building unsafe and ordered its demolition, and (2) to the write down of our Michigan property to net realizable value. For the year ended December 31, 2024, we did not record any impairment losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-45 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently has four members and there is one vacancy.

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. All of the current directors’ terms expire as of the Annual Meeting and will serve until their successors are duly elected and qualified.

Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Bryan McLaren	38	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary
Berekk Blackwell	36	President and Chief Operating Officer
Art Friedman	66	Independent Director, Chair of the Compensation Committee
David G. Honaman	74	Independent Director, Chair of the Audit Committee
Cole Stevens	29	Independent Director, Chair of the Nominating and Governance Committee

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

Bryan McLaren, MBA. Mr. McLaren has served as Chairman and Chief Executive Officer of the Company since 2014 and as Chief Financial Officer of the Company since 2018. Mr. McLaren has a dedicated history of work in the sustainability industry and in business development. Prior to joining the Company, McLaren worked as a sustainable development expert for both large corporations such as Waste Management, Inc., and for institutions of higher education such as Northern Arizona University. Mr. McLaren has a Masters of Business Administration Degree with an emphasis on Sustainable Development, a Master’s Degree in Sustainable Community Development, and an Executive Master’s Degree in Sustainability Leadership. As Chief Executive Officer and Chief Financial Officer, Mr. McLaren is able to provide our Board with valuable insight into the Company’s operations, its management team and associates as a result of his day-to-day involvement with the Company.

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

Director Independence

Three of our four board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, and Stevens is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2025 and 2024 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during the fiscal years ended December 31, 2025 and 2024 because of his employment as our Chief Executive Officer and Chief Financial Officer.

Board of Directors and Board Committees

All of our directors and director nominees are encouraged to attend the annual meetings of our stockholders, as may be applicable.

The Board of Directors held one meeting during the fiscal year ended December 31, 2025. Each of our current directors attended 100% of the aggregate number of the meetings of the Board and meetings of the committees on which he or she served.

Our Board currently has four committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Special Transactions Committee. As of April 1, 2026, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Nom. & Gov	Special Trans.
Independent Directors
Art Friedman	X	Chair	X	X
David G. Honaman	Chair	X	X	X
Cole Stevens	X	X	Chair	Chair

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Honaman, meets the definition of an “audit committee financial expert” as established by the SEC, and that Mr. Friedman, and Mr. Stevens as the two other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

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

The Audit Committee held four meetings during the fiscal year ended December 31, 2025.

Compensation Committee

All Compensation Committee members are “independent” under applicable NASDAQ listing standards. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to executive compensation, employee compensation and benefit programs and plans, and leadership development and succession planning. In addition, the Compensation Committee is responsible for:

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

The Compensation Committee held two meetings during the fiscal year ended December 31, 2025.

Nominating and Governance Committee

All Nominating and Governance Committee members are “independent” under applicable NASDAQ listing standards. The Nominating and Governance Committee assists the Board in fulfilling its oversight responsibilities relating to Company and Board policies, and in relation to the nomination and election of Board Members. In addition, the Nominating and Governance Committee is responsible for:

●	establishing and reviewing the Nominating and Governance Committee Charter; and

●	establishing and reviewing various Company policies, such as the Company’s Insider Trading Policy and Code of Ethics.

The responsibilities of the Nominating and Governance Committee are more fully described in the Nominating and Governance Committee’s charter.

The Nominating and Governance Committee held one meeting during the fiscal year ended December 31, 2025

During the fourth quarter of the fiscal year ended December 31, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following 2025 Summary Compensation Table summarizes all compensation recorded by us for the years ended December 31, 2025 and 2024 for our “named executive officers” as such term is defined in Item 402(m)(2) of Regulation S-K (each, a “Named Executive Officer” and collectively, the “Named Executive Officers”).

2025 Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $(1)	Stock Awards $ (2)	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
Bryan McLaren,	2025	250,000	125,563	-	-	-	-	-		375,563
Chief Executive Officer and Chief Financial Officer	2024	250,000	56,473	-	-	-	-	-		306,473

Berekk Blackwell,	2025	190,000	125,563	-	-	-	-	11,924	(3)	327,487
President and Chief Operating Officer	2024	190,000	57,473	-	-	-	-	-		247,473

(1)	On August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. Such amounts are included in bonus above.

(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 11 – Shareholders’ Equity”.

(3)	Represent commissions paid in 2025

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, in 2025 and 2024, the Company paid Mr. McLaren a bonus of $125,563 and $56,473, respectively.

Effective January 28, 2026, the Board of Directors of the Company approved an increase in the base salary of Bryan McLaren by 10%, such that Mr. McLaren’s base salary was increased to $275,000.

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

The Blackwell Employment Agreement has a term of one year, expiring on July 1, 2023. During the initial term, neither party may terminate the Blackwell Employment Agreement except for Cause (as hereinafter defined). For purposes of the Blackwell Employment Agreement, Cause, with respect to Mr. Blackwell, means:

(i)	a material violation of any material written rule or policy of the Company applicable to Mr. Blackwell and which Mr. Blackwell fails to correct within 10 days after notice;

(ii)	misconduct by Mr. Blackwell to the material and demonstrable detriment of the Company;

(iii)	Mr. Blackwell’s conviction of, or pleading guilty to, a felony; or

(iv)	Mr. Blackwell’s material failure to fulfil his obligations and fulfill the covenants and agreements in the Blackwell Employment Agreement, after notice and failure to cure, as provided in the Blackwell Employment Agreement.

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the years ended December 31, 2025 and 2024, the Company paid Mr. Blackwell a bonus of $125,563 and $57,473, respectively.

Effective January 28, 2026, the Board of Directors of the Company approved an increase in the base salary of Mr. Blackwell by 10%, such that Mr. Blackwell’s base salary was increased to $210,000.

Effective January 28, 2026, the Company issued shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to the Company’s executive officers as follows:

Name	Position	No. of Shares of Restricted Common Stock
Bryan McLaren	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	250,000
Berekk Blackwell	President and Chief Operating Officer	150,000

Such issuances are subject to forfeiture, depending on continued employment with the Company. If a recipient voluntarily resigns or is terminated for cause prior to December 31, 2027, the recipient must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and each recipient will retain 100% of the issued shares, free of any repayment obligation.

Additionally, the above executive officers will receive a cash payment from the Company to cover income tax liability associated with the above stock issuances in an amount up to 35% of the cost basis of the shares. In the event of a change of control, the Company will pay the full 35% tax coverage amount to each of the above executive officers prior to consummation of such change of control.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2025.

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Bryan McLaren	250,000	—		—	1.00	12/26/2026	—	—	—	—
Berekk Blackwell	65,000	60,000	(a)	—	1.00	1/1/2031	—	—	—	—
Berekk Blackwell	37,500	37,500	(a)	—	1.00	1/21/2032	—	—	—	—

(a)	Effective January 19, 2026, all unvested stock options held by Mr. Blackwell, representing an aggregate of 97,500 stock options, were canceled.

Securities Authorized for Issuance under Equity Compensation Plans

On August 9, 2016, our Board of Directors authorized the 2016 Plan and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the three-year vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminated, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2025, 1,315,000 stock option awards were outstanding and 1,206,250 options were exercisable under the 2016 Plan. As of December 31, 2025, 8,685,000 shares were available for future issuance under the 2016 Plan.

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”). The 2016 Plan has superseded the 2014 Plan. Accordingly, the Board does not intend to grant any additional awards under the 2014 Plan. As of December 31, 2025, options to purchase 250,000 shares of common stock were outstanding and exercisable pursuant to the 2014 Plan, respectively.

The table below sets forth information as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,315,000	$0.75	8,685,000
Equity compensation plans not approved by security holders	250,000	$1.00	0
Total	1,565,000	$0.79	8,685,000

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2025 to each of our directors, other than Bryan McLaren, whose compensation is described above in the “2025 Summary Compensation Table”.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Art Friedman	-	35,300	-	35,300
David G. Honaman	-	35,200	-	35,300
Alex McLaren, MD (Former Director)	-	5,883	-	5,883
Derek Overstreet (Former Independent Director)	-	5,883	-	5,883
Jody Kane (Former Independent Director	-	5,883	-	5,883
Cole Stevens (2)	-	-	-	-

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our consolidated financial statements under “Shareholders’ Deficit”. On January 21, 2025, the director listed above received 105,000 stock options to purchase 105,000 shares of restricted stock with an exercise price of $0.44 per share. On April 23, 2025, 87,500 stock options issued to Alex McLaren, MD, Derek Overstreet and Jody Kane were cancelled.
(2)	Mr. Stevens received stock option in 2024 as part of his compensation..

Effective January 28, 2026, the Company issued shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to the Company’s Board members as follows:

Name	Position	No. of Shares of Restricted Common Stock
Art Friedman	Independent Director	200,000
David G. Honaman	Independent Director	200,000
Cole Stevens	Independent Director	200,000

Such issuances are subject to forfeiture, depending on continued service with the Company. If a recipient voluntarily resigns or is terminated for cause prior to December 31, 2027, the recipient must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and each recipient will retain 100% of the issued shares, free of any repayment obligation.

Additionally, the above Board members will receive a cash payment from the Company to cover income tax liability associated with the above stock issuances in an amount up to 35% of the cost basis of the shares. In the event of a change of control, the Company will pay the full 35% tax coverage amount to each of the above Board members prior to consummation of such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of April 1, 2026, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of April 1, 2026, there were 13,180,829 shares of our common stock outstanding and 2,000,000 shares of preferred stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors:
Bryan McLaren	312,500	(1)	2.4%
Berekk Blackwell	130,879	(2)	* %
Art Friedman	295,575	(3)	2.2%
David G. Honaman	263,750	(4)	2.0%
Cole Stevens	52,500	(5)	*
All executive officers and directors as a group (five persons)	1,055,204	(6)	8.0%

Other 5% Stockholders:
Alex McLaren, MD	1,799,167	(7)	13.7%
c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260

Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,262,500		9.6%

Melinda Jay Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,250,000		9.5%

Joseph Bartonek c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	756,250		5.7%

*	Less than 1%.
(1)	Includes 250,000 vested stock options.
(2)	Includes 120,000 vested stock options.
(3)	Includes 148,750 vested stock options.
(4)	Includes 163,750 vested stock options.
(5)	Includes 52,500 vested stock options.
(6)	Includes 735,000 vested stock options.
(7)	Includes 1,501,667 shares held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares and includes 137,500 vested stock options.

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially Owned		Percent of Class Beneficially Owned	Percent of Voting Power (1)
Greg Johnston c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000		50.0%	45.3%

Alex McLaren c/o Zoned Properties, Inc. 8360 E. Raintree Drive #230 Scottsdale, AZ 85260	1,000,000	(2)	50.0%	45.8%

(1)	As a result of the multiple votes afforded to holders of the preferred stock (50 votes per share), Mr. Johnston and Dr. McLaren have the ability to control the outcome of all matters submitted to a vote of stockholders, including the election of directors. The percent of voting power in the table gives effect to the holder’s beneficial ownership of common stock and preferred stock.
(2)	Shares are held by McLaren Family LLLP. Dr. McLaren is the general partner of McLaren Family LLLP and has voting and dispositive power over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the audit committee for consideration for referral to our board of directors for its consideration.

Director Independence

Three of our four board members are independent. The Board has determined that each of Messrs. Friedman, Honaman, and Stevens is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors during the fiscal year ended December 31, 2025 or 2024 had a material relationship with us and that each of such non-employee directors is independent.

Bryan McLaren was not considered an independent director during his service on the Board during the fiscal year ended December 31, 2025 or 2024 because of his employment as our Chairman of the Board, CEO, CFO, and Treasurer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that were billed or that will be billed to our company for professional services rendered by Salberg & Company, P.A. for the years ended December 31, 2025 and 2024:

Fees	2025	2024
Audit Fees	$73,000	$72,500
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$73,000	$72,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2025 and 2024, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2025 and 2024, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2025 and 2024. As a result, there were no other fees billed or paid during 2025 and 2024.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
3.2	Bylaws of Zoned Properties, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
4.1*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Alex McLaren (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.2+	Board Member Agreement dated as of October 1, 2014 by and between the registrant and Art Friedman (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.3+	Board Member Agreement dated as of September 26, 2016 by and between the registrant and David G, Honaman (incorporated by reference to exhibit to Annual Report on Form 10-K filed with the SEC by the Company on March 27, 2017).
10.4+	Board Member Agreement effective April 1, 2017 by and between Zoned Properties, Inc. and Derek Overstreet (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.5+	Stock Option Grant Notice and Agreement between registrant and Newbridge Financial, Inc. (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.6	Deed of Trust dated March 7, 2015 in favor of Investment Property Exchange Services, Inc. covering Tempe, AZ property (incorporated by reference to exhibit to Registration Statement on Form S-1 (File No. 333-208226) filed by the Company on November 25, 2015).
10.7+	Stock Option Grant Notice and Agreement dated December 20, 2015 between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 7, 2016).
10.8	Second Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on August 25, 2016).
10.9	Third Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 13, 2016).
10.10	Convertible Debenture dated January 9, 2017 Issued by Zoned Properties, Inc. in Favor of Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 12, 2017).
10.11	Fourth Amendment to Commercial Lease by and between Chino Valley Properties, LLC, C3C3 Group, LLC and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on April 4, 2017).
10.12	Third Amendment to Commercial Lease by and between Zoned Properties, Inc., C3C3 Group, LLC and Alan Abrams, and Zoned Arizona Properties, LLC, dated as of October 1, 2017 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on October 3, 2017).
10.13	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.14	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.15	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.16	Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 3, 2018).
10.17+	Employment Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).

10.18+	Golden Parachute Agreement by and between the registrant and Bryan McLaren dated May 23, 2018 (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on May 24, 2018).
10.19	Amendment to Convertible Debenture entered into as of January 2, 2019 by and between Zoned Properties, Inc. and Alan Abrams (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.20	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated January 1, 2019 by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on January 3, 2019).
10.21	Convertible Debenture issued March 19, 2020 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on March 23, 2020).
10.22	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Zoned Arizona Properties, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.23	Second Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.24	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Green Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.25	First Amendment to Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated as of May 31, 2020, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on June 4, 2020).
10.26	Amended and Restated Convertible Debenture issued February 19, 2021 from KCB Jade Holdings, LLC (incorporated by reference to exhibit to Current Report on Form 8-K filed with the SEC by the Company on February 19, 2021).
10.27	Second Amended and Restated Convertible Debenture issued by KCB Jade Holdings, LLC in favor of the registrant (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 4, 2021).
10.28	Third Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc. (“CJK”), as amended, entered into on August 23, 2021 and effective September 1, 2021 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.29	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on August 24, 2021).
10.30	Fourth Amendment to Regulated Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018, between Chino Valley and CJK, Inc., as amended, entered into on January 24, 2022 (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on January 25, 2022).
10.31	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Zoned Arizona Properties, LLC and VSM AZ LLC (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.32	Guaranty of Payment and Performance, dated November 30, 2022, by GDL Inc. in favor of Zoned Arizona Properties, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.33	Second Amendment to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated November 30, 2022 between Kingman Property Group, LLC and CJK, Inc. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 2, 2022).
10.34	Option Agreement, dated as of December 1, 2022, by and between ZP RE MI Woodward, LLC and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).

10.35	Master Agreement for Purchase and Sale, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.36	Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of November 29, 2022, by and between ZP RE MI Woodward, LLC and Rapid Fish 2 LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.37	Real Estate Repurchase Agreement, dated as of November 29, 2022, by and among ZP RE MI Woodward, LLC, FL MI RE 22, LLC, Thomas Nafso and Ammar Kattoula (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 5, 2022).
10.38	Loan Agreement, dated as of July 11, 2022, by and between Zoned Arizona Properties, LLC and East West Bank. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.39	Variable Rate Note, dated as of July 11, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.40	Guaranty, dated as of July 11, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on July 12, 2022).
10.41+	Employment Agreement, entered into on July 26, 2022 and effective as of July 1, 2022, by and between the registrant and Berekk Blackwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on July 27, 2022).
10.42	Purchase and Sale Agreement and Joint Escrow Instructions, dated October 5, 2022, by and between ZP RE Holdings, LLC a wholly owned subsidiary of the registrant, and Neal Bradley Starr (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on October 12, 2022).
10.43+	Employment Agreement, entered into on May 27, 2022 and dated as of June 1, 2022, by and between the registrant and Daniel Gauthier (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.44+	Stock Option Agreement, entered into on May 27, 2022 and dated as of July 1, 2022, by and between the registrant and Mr. Gauthier (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on May 31, 2022).
10.45	First Amendment Loan Agreement, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.46	Amended and Restated Promissory Note, dated as of December 7, 2022, issued by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.47	Acknowledgement of Amendment and Reaffirmation of Guaranty, dated as of December 7, 2022, executed by Zoned Arizona Properties, LLC in favor of East West Bank (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.48	Interest Rate Swap Transaction Confirmation, dated as of December 7, 2022, by and between Zoned Arizona Properties, LLC and East West Bank (Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K filed with the SEC by the Company on December 9, 2022).
10.49	Assignment and Assumption Agreement dated as of December 2, 2022, by and between FL MI RE 22, LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.50	Land Contract, dated as of November 30, 2022, by and between The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005 and FL MI RE 22, LLC. (Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.51	Land Contract, dated as of February 24, 2023, by and between Gangnier Investments LLC and ZP RE MI Woodward, LLC. (Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed with the SEC by the Company on March 2, 2023).
10.52	Agreement Regarding Purchase and Sale Contract, dated as of December 15, 2023, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.53	Purchase and Sale Agreement, dated as of May 5, 2022, by and between Lakeside Bank, as Trustee under Trust Agreement dated October 7, 2004 and known as Trust Number 10-2749 and Daniel Kravetz and Keystone Ventures, LLC as assignee, as amended through January 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).

10.54	Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone Ventures, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.55	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 18, 2024, by and between ZP RE Holdings, LLC and JG IL LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.56	Guaranty of Payment and Performance, dated as of January 18, 2024, by JG Holdco LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.57	Security Agreement, dated as of January 18, 2024, made by and among JG IL LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by the Company on January 22, 2024).
10.58	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 23, 2023, by and between NWC Dysart & Bell, LLC and ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.59	Licensed Cannabis Facility Absolute Net Lease Agreement dated as of January 2, 2024, by and between ZP RE Holdings, LLC and The Pharm, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.60	Guaranty of Payment and Performance, dated as of February 27, 2024, by The Pharm, LLC in favor of ZP RE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by the Company on February 29, 2024).
10.61	First Amendment to Licensed Cannabis Facility Absolute Net Lease Agreement, dated as of May 3, 2024, by and between ZP RE MI Woodward, LLC and Rapid Fish LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).
10.62	Construction Loan Agreement, dated as of July 8, 2024, by and between ZP RE AZ DYSART, LLC and Private Money Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.63	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of July 8, 2024, by and among ZP RE AZ DYSART, LLC to Premier Title Agency, for the benefit of Private Money Funding, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.64	Promissory Note, dated July 8, 2024, issued by ZP RE AZ DYSART, LLC in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.65	Unconditional Repayment Guaranty, dated as of July 8, 2024, by the registrant in favor of Private Money Funding, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.66+	Stock Option Agreement, dated November 25, 2024, by and between the registrant and Cole Stevens (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2024).
10.67	Amended and Restated Absolute Net Lease Agreement, dated December 31, 2025, by and between Chino Valley Properties, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
10.68	Amended and Restated Absolute Net Lease Agreement, dated December 31, 2025, by and between Green Valley Group, LLC and Broken Arrow Herbal Center, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2026).

10.69	Amended and Restated Absolute Net Lease Agreement, dated December 31 2025, by and between Kingman Property Group, LLC and CJK, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
10.70	Consent of Landlord and Agreement Regarding Lease, dated December 30, 2025, by and among Chino Valley Properties, LLC, Broken Arrow Herbal Center, Inc., AC Management Group, LLC, Elevate Holdings Group LLC, and A&R Consultants, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
10.71	Asset Purchase Agreement, dated as of January 15, 2026, by and among Zoned Properties, Inc., Zoned Arizona Properties, LLC, ZP RE AZ Dysart, LLC, ZP RE Holdings, LLC, and BPB Partners, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.72+	Material Event and Amendment Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.73+	Material Event Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Berekk Blackwell (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.74+	Material Event Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Patrick Moroney (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
19.1	Insider Trading Policy (incorporated by reference to Amendment No.1 to the registrant’s annual report on Form 10-K/A for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoned Properties, Inc.

Date: April 1, 2026	By:	/s/ Bryan McLaren
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

Signature	Title	Date

/s/ Bryan McLaren	Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	April 1, 2026
Bryan McLaren	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Art Friedman	Director	April 1, 2026
Art Friedman

/s/ David G. Honaman	Director	April 1, 2026
David G. Honaman

/s/ Cole Stevens	Director	April 1, 2026
Cole Stevens

ZONED PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 and 2024

ZONED PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Zoned Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoned Properties, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $2.85 million. Furthermore, in December 2025 and January 2026 the Company entered into an agreement with a third party and with a related party management group, respectively, to sell all its assets. The closings are contingent on certain events occurring. If the Company sells some or all of its properties, it will have minimal or no operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

April 1, 2026

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Cash	$837,767	$1,019,980
Accounts receivable	452,874	370,110
Deferred rent	1,084,413	747,504
Lease incentive receivable	394,495	422,018
Rental properties, net	10,490,786	13,024,936
Prepaid expenses and other assets	192,441	32,101
Escrow deposits	294,169	169,875
Capitalized project costs	54,248	207,000
Property and equipment, net	5,795	8,584
Operating lease right of use asset, net	39,106	78,255
Investment in unconsolidated joint ventures	-	4,923
Investment in cost-method investees	84,110	50,000
Interest rate swap asset	-	44,581
Security deposits	2,272	2,272

Total Assets	$13,932,476	$16,182,139
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Convertible note payable	$2,000,000	$2,000,000
Notes payable, net	7,540,127	7,011,674
Accounts payable	130,241	117,225
Accrued expenses	435,690	433,788
Lease liability	39,711	78,310
Contract liabilities	302,282	318,951
Derivative liability - interest rate swap, at fair value	77,328	-
Security deposits payable	339,471	361,677

Total Liabilities	10,864,850	10,321,625

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on December 31, 2025 and 2024 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 12,201,516 and 12,201,516 shares issued on December 31, 2025 and 2024, respectively, and 12,030,829 and 12,087,829 shares outstanding on December 31, 2025 and 2024, respectively	12,202	12,202
Additional paid-in capital	21,597,229	21,508,844
Treasury stock, at cost (170,687 and 113,687 shares on December 31, 2025 and 2024, respectively)	(49,868)	(23,010)
Accumulated deficit	(18,493,937)	(15,639,522)

Total Stockholders’ Equity	3,067,626	5,860,514

Total Liabilities and Stockholders’ Equity	$13,932,476	$16,182,139

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

REVENUES:
Property investment portfolio revenues	$3,080,654	$2,884,286
Real estate services revenues	1,059,804	909,003

Total revenues	4,140,458	3,793,289

OPERATING EXPENSES:
Compensation and benefits	1,398,498	1,287,744
Professional fees	252,636	351,426
Brokerage fees	131,236	158,871
General and administrative expenses	308,149	331,495
Depreciation and amortization	360,903	357,946
Real estate taxes	155,322	148,762
Property portfolio business development costs	300,540	53,875
Impairment loss from buildings	3,118,716	-

Total operating expenses, net	6,026,000	2,690,119

(LOSS) INCOME FROM OPERATIONS	(1,885,542)	1,103,170

OTHER (EXPENSES) INCOME:
Interest expenses	(797,112)	(696,672)
Other income	3,500	-
Impairment of equity securities	(50,000)	-
(Loss) income from derivative - interest rate swap	(121,909)	167,460

Total other expenses, net	(965,521)	(529,212)

(LOSS) INCOME BEFORE EQUITY METHOD LOSSES	(2,851,063)	573,958

EQUITY METHOD LOSS:
Equity method loss from unconsolidated joint ventures	(3,352)	-
Total equity method loss	(3,352)	-

NET (LOSS) INCOME	$(2,854,415)	$573,958

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.24)	$0.05
Diluted	$(0.24)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,053,715	12,098,429
Diluted	12,053,715	12,498,429

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2023	2,000,000	$2,000	12,201,548	$12,202	$21,453,961	100,000	$(15,000)	$(16,213,480)	$5,239,683

Purchase of treasury stock	-	-	-	-	-	13,687	(8,010)	-	(8,010)

Accretion of stock-based compensation related to stock options issued	-	-	-	-	54,883	-	-	-	54,883

Rounding	-	-	(32)	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	573,958	573,958

Balance, December 31, 2024	2,000,000	2,000	12,201,516	12,202	21,508,844	113,687	(23,010)	(15,639,522)	5,860,514

Purchase of treasury shares	-	-	-	-	-	57,000	(26,858)	-	(26,858)

Accretion of stock-based compensation related to stock options issued	-	-	-	-	88,385	-	-	-	88,385

Net loss	-	-	-	-	-	-	-	(2,854,415)	(2,854,415)

Balance, December 31, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,597,229	170,687	$(49,868)	$(18,493,937)	$3,067,626

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,854,415)	$573,958
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	360,903	357,946
Amortization of debt discount	25,671	22,066
Stock option expense	88,385	54,883
Loss on forfeited escrow deposit	300,540	22,875
Bad debt expense	76,685	20,000
Lease costs	550	(599)
Loss (income) from interest rate swap	121,909	(167,460)
Equity method loss from unconsolidated joint ventures	3,352	-
Impairment loss from equity securities	50,000	-
Impairment loss from buildings	3,118,716	-
Change in operating assets and liabilities:
Accounts receivable	(159,449)	(253,538)
Deferred rent receivable	(336,909)	(376,032)
Lease incentive receivable	27,523	27,523
Prepaid expenses and other assets	(18,028)	(4,625)
Accounts payable	13,016	278
Accrued expenses	1,902	256,951
Contract liabilities	(16,669)	(27,225)
Security deposits payable	(22,206)	71,217

NET CASH PROVIDED BY OPERATING ACTIVITIES	781,476	578,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	(1,000,000)	(3,336,763)
Purchases of property and equipment	-	(6,480)
Increase in capitalized project costs	(202,680)	(168,984)
Cash received from investment in unconsolidated joint ventures	1,571	-
Investment in cost-method investees	(84,110)	-
Increase in escrow deposits	(154,394)	(15,702)

NET CASH USED IN INVESTING ACTIVITIES	(1,439,613)	(3,527,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(26,858)	(8,010)
Net proceeds from notes payable	600,000	983,940
Repayment of notes payable	(97,218)	(106,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	475,924	869,896

NET DECREASE IN CASH	(182,213)	(2,079,815)

CASH, beginning of year	1,019,980	3,099,795

CASH, end of year	$837,767	$1,019,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$768,826	$705,990

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capitalized project costs to prepaid expenses and other assets	$142,312	$-
Increase in operating lease right of use asset and lease liability	$-	$81,974

See accompanying notes to consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-added real estate within the regulated cannabis industry in the United States. Headquartered in Scottsdale, Arizona, Zoned Properties is redefining the approach to commercial real estate investment through its standardized investment model backed by its proprietary property technology. Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice. The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

The Company also maintains a 50% equity interest in two joint ventures which are inactive as of December 31, 2025 (see Note 5).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On January 15, 2026, the Company entered into an Asset Purchase Agreement (the “MBO APA”) by and among the Company, Zoned Arizona, ZP Dysart, ZPRE Holdings (collectively, Zoned Arizona, ZP Dysart and ZPRE Holdings, the “Real Property Sellers” and, together with the Company, the “Seller Parties” and each, a “Seller Party”), and BPB Partners, LLC (the “Buyer”). The Buyer is owned by Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer; Berekk Blackwell, the Company’s President and Chief Operating Officer; and Patrick Moroney.

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Company’s business, as described in the Company’s filings with the Securities and Exchange Commission (the “Business”), and the assets, properties and rights of the Seller Parties, subject to modification as set forth in the MBO APA, and other than the Excluded Assets (as defined in the MBO APA) (the “Assets”). The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, LLC (“ZP Ohio B”), and Zoneomics Green, LLC (“Zoneomics Green”); (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO, as discussed below. See Note 14—Subsequent Events.

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

Going concern consideration

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these consolidated financial statements, the Company had a net loss of $2,854,415 and had cash provided by operations of $781,476 during the year ended December 31, 2025. Additionally, as of December 31, 2025, the Company had cash of $837,767 and stockholders’ equity of $3,067,626. Furthermore, on December 31, 2025 and effective January 1, 2026, the Company entered into Amended and Restated Absolute Net Lease Agreements with certain tenants (See Note 14 – Subsequent Events). The Amended and Restated Absolute Net Lease Agreements include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the tenant to purchase, on an all-or-none basis, three leased properties (Chino Valley, Green Valley and Kingman). The Purchase Option originally stated that the Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. Additionally, on January 15, 2026, the Company and its subsidiaries entered into an Asset Purchase Agreement to sell substantially all of its properties to a company owned by management (See Note 14 – Subsequent Events). The closing of the Asset Purchase Agreement is contingent upon the Buyer obtaining financing. If the Company sells some or all of its properties, it will have minimal or no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Annual Report. There can be no assurance that the Company will sell its properties. If the Company sells its properties, the Company’s cash flow provided by operating activities would decrease substantially and the Company may need to raise capital through debt and/or equity financings to fund any ongoing operations, may need to curtail its operations, or may decide the liquidate the Company. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2025 and 2024 include the collectability of accounts and other receivables, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation of the lease liability and related right-of-use asset, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the years ended December 31, 2025 and 2024, revenues associated with Significant Tenants amounted to $2,393,049 and $2,366,645, respectively, which represents 57.8% and 62.4% of the Company’s total revenues, respectively (see Note 3).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$—	$—	$—	$44,581	$—
Interest rate swap liability	$—	$77,328	$—	$—	$—	$—

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on December 31, 2025	Interest Rate	Maturity	Fair Value of Liability on December 31, 2025	Fair Value of Asset on December 31, 2024
December 10, 2022 interest rate swap	$4,372,231	7.65%	December 10, 2032	$77,328	$44,581

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2025 and 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of December 31, 2025 and 2024, the Company had approximately $328,000 and $510,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. In accordance with ASC 326, “Financial Instruments - Credit Losses”, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Investment in equity method unconsolidated joint ventures

The Company has equity investments in various privately held entities. The Company accounts for these investments either under the equity method. Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and adjusted each period for its share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The Company evaluates its investments in these entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

The Company’s equity method investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in equity method unconsolidated joint ventures.

Investment in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B for a 5% ownership interest in ZP Ohio B, which is accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in cost-method investee.” ZP Ohio B plans on developing several projects. This investment is subject to the Company’s impairment review policy.

Investment in cost method investees also includes an investment in equity securities of an entity over which the Company does not have a controlling financial interest or significant influence. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). This equity instrument does not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment. In applying the measurement alternative, the Company performed a qualitative impairment assessment on a quarterly basis and shall recognize an impairment loss if there are sufficient indicators that the fair value of the equity investment is less than carrying values. Changes in value are recorded in non-operating income (loss). On December 31, 2025, based on its qualitative assessment, the Company impaired its equity investment and recorded an impairment loss on equity securities of $50,000 (see Note 5).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the year ended December 31, 2025, the Company recorded an impairment loss of $3,118,716 due to (1) the damage and demolition of its building located in Chicago, IL, where a vehicle crashed into the building, causing significant structural damage, and the City of Chicago declared the building unsafe and ordered its demolition, and (2) in an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.. During the year ended December 31, 2024, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits and capitalized project costs

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits and capitalized project costs. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. Capitalized project costs include cash invested in project-related development and due diligence costs. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable and write off capitalized project costs. During the years ended December 31, 2025 and 2024, the Company forfeited escrow deposits and wrote off capitalized project costs of $300,540 and $53,875, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying consolidated statements of operations. On December 31, 2025 and 2024, escrow deposits amounted to $294,169 and $169,875, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the years ended December 31, 2025 and 2024, contract liabilities activities were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance at beginning of period	$318,951	$346,176
Rental payments received in advance	55,392	54,836
Accretion of contract liabilities to revenue	(72,061)	(82,061)
Balance at end of period	$302,282	$318,951

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

For leases entered into on or after the effective date, where the Company is the lessor, at the inception of the contract, the Company assesses whether the contract is a sales-type, direct financing or operating lease by reviewing the terms of the lease and determining if the lessee obtains control of the underlying asset implicitly or explicitly. If a change to a pre-existing lease occurs, the Company evaluates if the modification results in a separate new lease or a modified lease. A new lease results when a modification provides additional right of use. The new lease or modified lease is then reassessed to determine its classification based on the modified terms. As disclosed in Note 3, on January 24, 2022 and effective on March 1, 2022, the Chino Valley lease was amended and the monthly rent was increased to $87,581 due to additional space of 30,000 square feet being leased to the lessee, increasing the premises to a total of 97,312 square feet of operational space. In connection with this lease amendment, the Company paid $500,000 to the tenant as a tenant improvement allowance or lease incentive for investment into the premises, which was capitalized as a lease incentive receivable and is recognized on a straight-line basis over the remaining lease term as a reduction to the property investment portfolio revenues. The increase in monthly rent was commensurate with the additional space being leased; therefore, this modification qualifies as a separate contract under ASC 842 which does not require lease classification reassessment. Additionally, during the year ended December 31, 2025, the Company paid $1,000,000 to the tenant of ZP Dysart as a tenant improvement allowance for investment into the premises. The $1,000,000 payment to the tenant was used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and will be depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements is placed in service, which occurred in September 2025. The Company excludes short-term leases having initial terms of 12-months or less as an accounting policy election and recognizes rent expense on a straight-lines basis over the lease term.

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of December 31, 2025 and 2024 of $1,084,413 and $747,504, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net income (loss). The Company’s preferred stock is considered a participating security since the preferred shares are entitled to dividends equal to common share dividends and accordingly, are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing income (loss) per share is an earnings allocation formula that determines income per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2025	2024
Net (loss) income per common share - basic:
Net (loss) income	$(2,854,415)	$573,958
Less: undistributed (earnings) loss allocated to participating securities	-	-
Net (loss) income allocated to common stockholders	$(2,854,415)	$573,958
Weighted average common shares outstanding – basic	12,053,715	12,098,429
Net (loss) income per common share – basic	$(0.24)	$0.05

Net (loss) income per common share - diluted:
Net (loss) income allocated to common shareholders – basic	$(2,854,415)	$573,958
Add: interest of convertible debt	-	120,000
Numerator for net (loss) income per common share – basic	$(2,854,415)	$693,958

Weighted average common shares outstanding – basic	12,053,715	12,098,429
Add: dilutive shares related to:
Stock options	-	-
Convertible debt	-	400,000
Weighted average common shares outstanding – diluted	12,053,715	12,498,429
Net (loss) income per common share – diluted	$(0.24)	$0.06

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2025 and 2024.

	December 31,
	2025	2024
Convertible debt	400,000	-
Stock options	1,565,000	2,367,500
	1,965,000	2,367,500

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2025 and 2024 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Recently issued accounting pronouncements

The Company adopted Accounting Standards Update (“ASU”), 2023-09, Improvements to Income Tax Disclosures in the current year. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 203-09 during the year ended December 31, 2025 using a retrospective approach and is complying with the related disclosure requirements in Note 13, Income Taxes.

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

NOTE 3 – CONCENTRATIONS AND RISKS

Lease Agreements with Significant Tenants

Our property located in Chino Valley is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as JARS Cannabis.

Our property located in Green Valley is leased by Broken Arrow, doing business as JARS Cannabis.

Our property located in Kingman is leased by CJK, Inc. (“CJK”), doing business as JARS Cannabis.

Our property located in Tempe is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs.

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our land located in Surprise, AZ is leased by The Pharm, LLC (“Sunday Goods”), doing business as Sunday Goods.

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant. The Tempe Lease (leased by VSM), the Chino Valley Lease and Green Valley Lease (leased by Broken Arrow), and the Woodward Lease located in Pleasant Ridge (leased by Rapid Fish) are considered significant and the tenants are referred to as the Significant Tenants.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On May 29, 2020, Chino Valley and Broken Arrow entered into a Second Amendment to the 2018 Chino Valley Lease, as amended (the “2020 Chino Valley Amendment”), effective May 31, 2020. Pursuant to the terms of the 2020 Chino Valley Amendment, among other things, the base rent was adjusted to $32,800 per month, and the base rent was abated from June 1, 2020 to July 31, 2020. Any increase in the rentable area of the leased premises will result in an increase in all amounts calculated based on the same, including, without limitation, base rent. Pursuant to the terms of the 2020 Chino Valley Amendment, the parties agreed that if there is any change in laws such that the dispensing, sale or cultivation of marijuana upon the premises is prohibited or materially and adversely affected as mutually and reasonably determined by Chino Valley and Broken Arrow, Broken Arrow may terminate the 2018 Chino Valley Lease, as amended, by delivering written notice to Chino Valley, together with a termination payment which shall be the sum of (i) any unpaid rent and interest, plus (ii) 5% of the base rent which would have been earned after termination for the balance of the term. In addition, the parties agreed that from the period from May 31, 2020 to June 30, 2022 (the “Improvement Period”), Broken Arrow or its affiliate, CJK, will invest a combined total of at least $8,000,000 of improvements (“Investment by Tenants”) in and to the property that is the subject of the Chino Valley Lease and the property that is the subject of the Tempe Lease (discussed below, and collectively referred to as the “Facilities”). The Company’s Significant Tenants completed the Investment by Tenants to the Facilities totaling in excess of $8,000,000 and have satisfied the contractual obligations related to the same.

On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino On August 23, 2021, Chino Valley and Broken Arrow entered into the Third Amendment (the “Third Chino Valley Amendment”) to the 2018 Chino Valley Lease, as amended (the “Chino Valley Lease”), effective September 1, 2021. The parties previously agreed that the base rental payments under the Chino Valley Lease would increase commensurate to any and all expanded and operational square footage on the premises by calculating the fixed rate of $0.82 per square foot per month by the new operational square footage. Accordingly, in the Third Chino Valley Amendment, the parties agreed that, as of September 1, 2021, the rental payment is increased to $55,195 per month base rental payment, plus additional rental payments, as a result of the increase in the square footage to 67,312 square feet of operational space. This lease modification qualified as a separate contract as the modification grants the tenant additional right of use not included in the original lease, as amended, and the increase in monthly rent payments is commensurate with the standalone price for the additional square footage being leased.

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

During 2025, Broken Arrow faced operational challenges that impaired their ability to meet contractual rent obligations. As of December 31, 2025, Broken Arrow remitted approximately 7% of the September to December 2025 rent due. On September 29, 2025, the Company delivered a notice of default to Broken Arrow. The Company and Broken Arrow have entered into a Consent Agreement (see Note 14 – Subsequent Events) providing for an agreement by Broken Arrow to complete payment of the full rent amount outstanding. The Company received the full rent amount outstanding on March 31, 2026.

On December 31, 2025, Chino Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow Inc. with an effective date of January 1, 2026 (see Note 14 – Subsequent Events).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On December 31, 2025, Green Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow, with an effective date of January 1, 2026 (see Note 14).

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On December 31, 2025 and 2024, contract liability related to this lease modification amounted to $246,890 and $264,115, respectively, which has been included in contract liabilities on the accompanying consolidated balance sheets.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

As of June 1, 2025, VSM has satisfied the Capital Commitment and completed more than $3,000,000 worth of improvements to the Tempe property.

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

On August 2, 2023, the Company consented to a Sublease Agreement (the “Sublease”) with CJK and a subtenant in connection with the Company’s Kingman property. Pursuant to the Sublease, the Sublease shall be effective on August 2, 2023 and end on the one year anniversary, or (ii) the last day of the Term of the Master Lease (whether due to expiration or termination thereof by the Company, whichever is earlier (the “Sublease Expiration Date”), such period being referred to herein as the “Sublease Term”, unless terminated earlier pursuant to the terms of this Sublease or otherwise by consent of the Company, CJK and Subtenant. The subtenant had two options to extend the Sublease Term by one-year periods each (each a “Sublease Term Extension” and collectively the “Sublease Term Extensions”), which were exercisable by Subtenant no later than 90 days prior to the expiration of the Sublease Term, as may be extended. In August 2024, the Sublease was not renewed and the Sublease expired. Upon expiration of the Sublease, the Security Deposit of $14,960 was refunded to the subtenant. The Kingman Lease remains in place; however, the Kingman property is currently non-operational.

On December 31, 2025, Kingman entered into an Amended and Restated Absolute Net Lease Agreements with CJK, Inc., with an effective date of January 1, 2026 (see Note 14 – Subsequent Events).

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the “Woodward Property” located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037, with two 5-year options to extend the term, exercisable by the Woodward Tenant by written notice to ZP Woodward given not later than 180 days prior to the expiration of the then current term on the same terms and conditions as provided in this Lease. The Woodward Lease contains customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease includes a Guaranty of Payment and Performance by Ammar Kattoula and Thomas Nafso. The Woodward Lease contains an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant agreed to maintain insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

During the third quarter of 2025, New Tenant faced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in July 2025, New Tenant remitted approximately 50% of the rent then due. In August 2025, the Company sent a demand notice to New Tenant to remit full payment of outstanding rent. In September 2025, New Tenant remitted full payment of all outstanding rent that was previously due and the Company has received all rent payments due through December 31, 2025. Subsequent to year-end 2025, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. As of the date of this filing, the Company remains in discussions with New Tenant about curing these events of default and regarding future operations at the Woodward Property. In an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000

Chicago, IL

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the “Ashland Avenue Property”. On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Under the Justice Grown Lease, the Company’s tenant is responsible for constructing a new retail dispensary building on the Ashland Avenue Property. In 2025, the Company was notified that a vehicle crashed into the building at the Ashland Avenue Property, causing significant structural damage. The City of Chicago declared the building unsafe and ordered its demolition (See Note 4). As such, the Ashland Avenue Property remains a vacant lot of land. Based upon the most recent information received by the Company from Justice Grown, the Company believes that the development of the new retail dispensary building will still be completed, and the tenant will open for business in late 2027; however, challenges related to the ongoing permitting and development process required through the City of Chicago may continue to cause delays. The Company’s tenant is expected to continue to pay full rent pursuant to the Justice Grown Lease. If Justice Grown does not construct the new building, the Company may need to pursue recovery through legal claims. In connection with the damage and demolition of the building, during the year ended December 31, 2025, the Company recorded an impairment loss of $1,018,716.

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the “Surprise Property” to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. During the year ended December 31, 2025, the Company paid $1,000,000 to Sunday Goods as a tenant improvement allowance. The $1,000,000 payment to the tenant were used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and are being depreciated on a straight-line basis over the useful life of the building and related improvements beginning in September 2025. In September 2025, Sunday Goods completed the construction of a new retail dispensary building on the Surprise Property and opened for business. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods began paying monthly base rent of $25,000 which shall be paid through June 2026, with an annual increase of 3% per annum through June 2040.

On March 3, 2025, ZP Dysart entered into a First Amendment with its tenant related to the Sunday Goods Lease at the Surprise Property. The First Amendment clarifies and defines the process by which the tenant improvement Allowance for the Tenant Work at the Surprise Property would be completed. Subject to the terms and conditions of the Sunday Goods Lease, and so long as there is no default ongoing beyond any notice and/or cure period, partial payments of the Allowance (the “Allowance Payments”) provided by Landlord shall be made to Tenant as follows: (#1) $300,000 was paid upon the full execution of the First Amendment to the Lease; (#2) $150,000 was paid on March 28, 2025; (#3) $150,000 to be paid on May 1, 2025; and (#4) the remaining $400,000 of the Allowance was paid on October 21, 2025 upon completion of the Tenant’s Work on the Property; provided however, Landlord’s obligation to disburse the final $400,000 (Payment #4 of the Allowance Payments) is expressly conditioned upon Landlord’s receipt of the following “Allowance Deliverables”: (i) Tenant has furnished to Landlord a copy of a commercially reasonably detailed final cost breakdown for Tenant’s Work and Landlord has inspected the Premises to confirm that Tenant’s Work has been completed in a good and workmanlike manner according to the Tenant’s Approved Plans; (ii) Tenant has furnished to Landlord commercially reasonable final affidavits and final lien releases from Tenant’s general contractor, and if any, all subcontractors and all material suppliers for all labor and materials performed or supplied as part of Tenant’s Work (whether or not the Allowance is applicable thereto); and (iii) a copy of the certificate of occupancy from the governmental authority having jurisdiction has been delivered to Landlord. Throughout the project, Tenant shall be required to provide Landlord with ongoing accounting reflecting a commercially reasonable breakdown of the Tenant’s Work paid for with the Allowance Payments, and also a current Form W-9, Request for Taxpayer Identification Number and Certification, executed by Tenant.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Summary

As of December 31, 2025 and 2024, security deposits payable to the Company’s tenants amounted to $339,471 and $361,677, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of December 31, 2025, consists of the following:

Future annual base rent:	Amount
2026	$2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
2030	2,840,553
Thereafter	28,497,521
Total	$42,395,253

Revenues – Significant Tenants

For the years ended December 31, 2025 and 2024, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Year Ended December 31, 2025	% of Total Revenues	For the Year Ended December 31, 2024	% of Total Revenues
Broken Arrow	$1,161,867	28.1%	$1,120,431	29.5%
VSM	657,979	15.9%	656,736	17.3%
Rapid Fish	573,203	13.8%	589,478	15.6%
Total	$2,393,049	57.8%	$2,366,645	62.4%

Further, as of December 31, 2025 and 2024, deferred rent of $1,084,413 and $747,504 was due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of December 31, 2025 and 2024, a lease incentive receivable of $394,495 and $422,018 was due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022. Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. On December 31, 2025 and 2024 deferred revenue related to this lease modification amounted to $246,890 and $264,115, respectively, and is included in contract liabilities on the accompanying consolidated balance sheets.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and 2024, the Company had an asset concentration related to its Significant Tenants. As of December 31, 2025 and 2024, the Significant Tenants collectively leased approximately 47.2% and 55.4% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related its Surprise, AZ property, which leased approximately 19.4% of the Company’s total assets as of December 31, 2025.

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

NOTE 4 – RENTAL PROPERTIES

On December 31, 2025 and 2024, rental properties, net consisted of the following:

Description	Useful Life (Years)	December 31, 2025	December 31, 2024
Building and building improvements	5-39	$8,158,431	$10,332,213
Construction in progress	-	-	57,319
Land	-	5,578,015	5,578,015
Rental properties, at cost		13,736,446	15,967,547
Less: accumulated depreciation		(3,245,660)	(2,942,611)
Rental properties, net		$10,490,786	$13,024,936

Property Acquisitions and Impairments

2024

Pursuant to the terms of the Agreement Regarding Purchase and Sale Contract and an Assignment and Assumption Agreement, on January 19, 2024, ZPRE Holdings completed the acquisition of its Ashland Avenue Property located in Chicago, Illinois for an aggregate cash purchase price of $1,585,878, including (i) $1,250,000, representing the Purchase Price, (ii) an assignment fees of $185,000, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $150,878, which includes a $65,000 commission expense, a $79,634 sponsor fee, and other costs of $6,244. In 2025, the Company was notified that a vehicle crashed into the building, causing significant structural damage. The City of Chicago declared the building unsafe and ordered its demolition. As such, the Ashland Avenue Property remains a vacant lot of land. Based upon the most recent information received by the Company from Justice Grown, the Company believes that the development of the new retail dispensary building will still be completed, and the tenant will open for business in late 2027; however, challenges related to the ongoing permitting and development process required through the City of Chicago may continue to cause delays. The Company’s tenant is expected to continue to pay full rent pursuant to the Justice Grown Lease. If Justice Grown does not construct the new building, the Company may need to pursue recovery through legal claims. In connection with the damage and demolition of the building, during the year ended December 31, 2025, the Company recorded an impairment loss of $1,018,716.

On July 8, 2024, ZP Dysart acquired a property in Surprise AZ (the “Surprise Property”) from NWC Dysart & Bell LLC (“NWC”). Surprise Property is a tract or parcel of land containing approximately 1.114 acres, together with all improvements, buildings, leases, rights, easements, and appurtenances pertaining thereto. The Surprise Property was acquired for an aggregate purchase price of $1,712,541, which included (i) $1,100,000, representing the Purchase Price, (ii) reimbursement to NWC for onsite and offsite improvements of $492,022, and (iii) closing costs, commissions, and fees customary to the acquisition of real estate of $120,519.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

2025

During the year ended December 31, 2025, the Company paid $1,000,000 to Sunday Goods as a tenant improvement allowance. The $1,000,000 payment to the tenant was used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and is being depreciated on a straight-line basis over the useful life of the building and related improvements beginning when the building and related improvements was placed in service, beginning in September 2025. In September 2025, Sunday Goods completed the construction of a new retail dispensary building on the Surprise Property and opened for business.

During the third quarter of 2025, New Tenant faced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in July 2025, New Tenant remitted approximately 50% of the rent then due. In August 2025, the Company sent a demand notice to New Tenant to remit full payment of outstanding rent. In September 2025, New Tenant remitted full payment of all outstanding rent that was previously due and has received all rent payments due through December 31, 2025. Subsequent to year-end 2025, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. As of the date of this filing, the Company remains in discussions with New Tenant about curing these events of default and regarding future operations at the Woodward Property. In an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.

For the years ended December 31, 2025 and 2024, depreciation of rental properties amounted to $358,114 and $352,351, respectively.

NOTE 5 – INVESTMENT IN EQUITY METHOD UNCONSOLIDATED JOINT VENTURE, COST METHOD INVESTEE AND EQUITY SECURITIES

Investment in equity method unconsolidated joint venture

On December 31, 2025 and 2024, the Company held an investment with carrying values of $0 and $4,923, respectively, in Zoneomics Green, a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. The Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry; however, the project has stalled over the past year. In order to successfully launch, the technology platform needs to rely upon a required merchant banking component, which is has been unable to identify. The Company does not currently know when an appropriate merchant banking solution will become available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level remains uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time. The Company has no further financial or investment obligations at this time. On December 31, 2023, the Company recorded an other-than-temporary impairment loss of $45,000 because it was determined that the fair value of its equity method investment in Zoneomics was less than its carrying value. Based on management’s evaluation, it was determined that due to market and regulatory conditions, implementing the Company’s business model was at risk and that the Company’s ability to recover the carrying amount of the investment in Zoneomics was impaired.

The following represents summarized financial information derived from the financial statements of Zoneomics Green (inactive), as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024.

Balance sheets:	December 31, 2025	December 31, 2024
Current assets:
Cash	$-	$9,847
Total assets	$-	$9,847

Liabilities	$-	$-
Equity	-	9,847
Total liabilities and equity	$-	$9,847

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Statement of operations	Year Ended December 31, 2025	Year Ended December 31, 2024
Net sales	$-	$-
Operating expenses, net	8,275	-
Net loss	$8,275	$-
Company’s share of loss from unconsolidated joint ventures	$3,352	$-

During the years ended December 31, 2025 and 2024, the Company recorded a loss from unconsolidated joint ventures of $3,352 and $0, respectively, which represents the Company’s proportionate share of losses from its joint venture of $4,137 and $0, respectively, net of loss recovery of $785 and $0, respectively.

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as other income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, for a 5% ownership interest in ZP Ohio B, which is being accounted for under the cost method and reflected on the accompanying consolidated balance sheet under “investment in cost-method investees.” ZP Ohio B plans on developing several projects. This investment is subject to the Company’s impairment review policy. During the year ended December 31, 2025, the Company received distribution income of $3,500.

On June 24, 2022, the Company’s wholly-owned subsidiary, ZP Data Platform 2 LLC, purchased 875 shares of Series A convertible preferred stock of Anami Technology, Inc., a California corporation, for $50,000, or $57.14 per share. The Company’s ownership percentage is less than 20% and it does not have the ability to exercise significant influence. This equity instrument does not have a readily determinable fair value. Accordingly, pursuant to ASC 321-10-35-2, the Company elected to measure this equity security at its cost minus impairment. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the equity security at fair value as of the date that the observable transaction occurred. If the Company subsequently elects to measure this equity security at fair value, the Company shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure this equity security at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. On December 31, 2025, based on its qualitative impairment assessment, the Company impaired its equity investment and recorded an impairment loss on equity securities of $50,000.

NOTE 6 – NOTES PAYABLE

On December 31, 2025 and 2024, notes payable consisted of the following:

	December 31, 2025	December 31, 2024
Note payable - East West Bank	$4,358,038	$4,404,279
Notes payable - 23616 Land Contract	1,335,322	1,367,262
Note payable – 23634 Land Contract	379,688	398,726
Note payable - Surprise, AZ property	1,620,000	1,020,000
Total principal due on notes payable	7,693,048	7,190,267
Less: debt discount	(152,921)	(178,593)
Notes payable, net	$7,540,127	$7,011,674

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (7.50% and 8.25% as of December 31, 2025 and 2024, respectively). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On December 31, 2025, principal and interest due on the East West Bank Swap Note amounted to $4,358,038 and $10,092, respectively. On December 31, 2024, principal and interest due on the East West Bank Swap Note amounted to $4,404,279 and $1,896, respectively.

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

On December 31, 2025, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,335,322 and $0, respectively. On December 31, 2024, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,367,262 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the Woodward Property 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On December 31, 2025, principal and interest due on the 23634 Land Contract Note Payable amounted to $379,688 and $0, respectively. On December 31, 2024, principal and interest due on the 23634 Land Contract Note Payable amounted to $398,726 and $0, respectively.

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the year ended December 31, 2025, the Company borrowed an additional $600,000 of the Maximum Amount and received net proceeds of $600,000. As of December 31, 2025 and 2024, the principal amount of the loan was $1,620,000 and $1,020,000, respectively, and accrued interest payable amounted to $16,200 and $0, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

Pursuant to the terms of the PMF Loan Agreement, following ZP Dysart’s satisfaction of the conditions to funding the PMF Loan and recordation of the PMF Deed, the loan proceeds will be disbursed in multiple advances through escrow, first in the form of an initial advance in the amount of $1,020,000 for the purpose of contributing funding towards acquiring the Surprise Property (the “Acquisition Advance”). The remaining loan proceeds will be used for the purpose of financing for the completion of Sunday Goods’ Work (as hereinafter defined) (the “Construction Advances”). Following the Acquisition Advance, subject to satisfying the conditions set forth in the PMF Loan Agreement, ZP Dysart will be entitled to request the Construction Advances from the remaining loan proceeds at the following stages of completion of the construction of Sunday Goods’ Work: (i) first advance in the amount of $300,000 at 50% completion, which was received during the year ended December 31, 2025, and (ii) final advance in the amount of $300,000 at 100% completion and issuance of certificate of occupancy which was received in October 2025.

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

During the years ended December 31, 2025 and 2024, amortization of debt discount related to notes payable amounted to $25,671 and $22,066, respectively, which is included in interest expense on the accompanying consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On December 31, 2025, future annual principal payments under the above notes payable were as follows:

Years ending December 31,	Amount
2026	$80,446
2027	1,723,522
2028	50,969
2029	55,062
2030	1,679,485
Thereafter	4,103,564
Total principal payments due on December 31, 2025	$7,693,048

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

As of December 31, 2025 and 2024, the principal balance due under the Abrams Debenture is $2,000,000. As of December 31, 2025 and 2024, accrued interest payable due under the Abrams Debenture amounted to $0 and $0, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Abrams Debenture amounted to $120,000.

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

See Note 14 – Subsequent Events for subsequent related party transaction.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors (the “Board”) of the Company authorized and approved the creation of a new class of preferred stock consisting of 5,000,000 shares authorized, $0.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of December 31, 2025 and 2024, there were 2,000,000 shares of preferred stock outstanding. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

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

(B) Common stock redemption

On October 10, 2023, the Company entered into a Stock Redemption Agreement, whereby the Company purchased 100,000 shares of its common stock from a shareholder for $15,000, or $0.15 per share, which as of December 31, 2025 and 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

On April 23, 2024, following approval by the Board, stockholders holding all of the Company’s outstanding preferred stock approved a stock repurchase program (the “Repurchase Program”), pursuant to which the Company is authorized to purchase up to $1 million of its common stock over an unlimited time period.

During the year ended December 31, 2024, the Company purchased a total of 13,687 shares of its common stock for $8,010 or an average of $0.59 per share, which as of December 31, 2024, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

During the year ended December 31, 2025, the Company purchased a total of 57,000 shares of its common stock for $26,858 or an average of $0.47 per share, which as of December 31, 2025, is reflected as treasury stock on the consolidated balance sheet until such time as the shares are cancelled.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminate, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of December 31, 2025, 1,315,000 stock option awards are outstanding and 1,206,250 options are exercisable under the 2016 Plan As of December 31, 2024, 1,117,500 stock option awards were outstanding and 826,250 options were exercisable under the 2016 Plan. As of December 31, 2025 and 2024, 8,685,000 and 8,882,500 shares, respectively, were available for future issuance under the 2016 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

The Company also continues to maintain its 2014 Equity Compensation Plan (the “2014 Plan”). The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued and the 1,250,000 shares issued upon exercise of stock options were be issued pursuant to the 2014 Plan, if exercised. As of December 31, 2025 and 2024, options to purchase 250,000 and 1,250,000 shares of common stock. respectively, were outstanding and 250,000 and 1,250,000 options were exercisable pursuant to the 2014 Plan, respectively.

(D) Stock options

On November 25, 2024, the Company granted a stock option to purchase 105,000 of the Company’s common stock at an exercise price of $0.49 per share to Board members pursuant to the 2016 Plan. The grant date of the stock option was November 25, 2024 and the option expires on November 25, 2034. The option shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 86.0%; risk-free interest rate of 4.17%; and an estimated holding period of 6.5 years. The Company valued this stock option at a fair value of $35,506 and will record stock-based compensation expense over the vesting period.

On January 21, 2025, the Company granted an aggregate of 525,000 stock options to purchase 525,000 of the Company’s common stock at an exercise price of $0.44 per share to certain Board members pursuant to the 2016 Plan (105,000 stock options each). The grant date of the stock options was January 21, 2025 and the options expire on January 21, 2035. The options shall vest evenly on a quarterly basis over 36 months (8,750 options quarterly), beginning immediately. The fair value of these options grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; historical volatility of 82.1%; risk-free interest rate of 4.30%; and a holding period of 6.5 years based on the simplified method. The Company valued these stock options at a fair value of $176,504 and will record stock-based compensation expense over the vesting period. On April 23, 2025, three of the Company’s five directors submitted their respective resignations as Board members and accordingly, 262,500 unvested stock options were cancelled.

For the year ended December 31, 2025 and 2024, in connection with the accretion of stock-based option expense, the Company recorded stock option expense over the vesting period of $88,385 and $54,883, respectively. As of December 31, 2025, there was $59,152 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2025 was $8,400 and was calculated based on the difference between the quoted share price on December 31, 2025 of $0.472 and the exercise price of the underlying options. As of December 31, 2024, there were 2,367,500 options outstanding and 2,051,250 options vested and exercisable. As of December 31, 2024, there was $80,805 of unvested stock-based compensation expense to be recognized through September 2031. The aggregate intrinsic value on December 31, 2024 was $0 and was calculated based on the difference between the quoted share price on December 31, 2024 of $0.54 and the exercise price of the underlying options.

Stock option activities for the year ended December 31, 2025 and 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	2,262,500	0.94	5.46	$-
Granted	105,000	0.49	9.91	-
Balance Outstanding December 31, 2024	2,367,500	$0.92	3.63	-
Granted	525,000	0.44	9.82	-
Expired	(1,000,000)	1.00	-	-
Forfeited	(327,500)	0.44	-	-
Balance Outstanding December 31, 2025	1,565,000	$0.79	5.65	$8,400
Exercisable, December 31, 2025	1,206,250	$0.82	5.12	$3,920

Balance non-vested on December 31, 2024	316,250	$0.84	7.54	$-
Issued during the period	525,000	0.44	9.82	-
Forfeited	(292,500)	0.55	-
Vested during the period	(190,000)	0.55	-	-
Balance non-vested on December 31, 2025	358,750	$0.69	7.45	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2025, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment and Related Golden Parachute Agreement

Bryan McLaren

On May 23, 2018, the Company and Mr. McLaren, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, entered into an employment agreement (the “2018 Employment Agreement”). Pursuant to the terms of the 2018 Employment Agreement, the Company agreed to continue to pay Mr. McLaren his then-current base annual salary of $215,000, and to award Mr. McLaren with an annual and/or quarterly bonus payable in either cash and/or equity of no less than 2% of the Company’s net income for the associated period.

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
DECEMBER 31, 2025 AND 2024

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
DECEMBER 31, 2025 AND 2024

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, in 2025 and 2024, the Company paid Mr. McLaren a bonus of $125,563 and $56,473, respectively.

See “Note 14—Subsequent Events—Other.”

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the years ended December 31, 2025 and 2024, the Company paid Mr. Blackwell a bonus of $125,563 and $57,473, respectively.

See “Note 14—Subsequent Events—Other.”

401(k) Plan

On September 29, 2021, the Company’s Board adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the years ended December 31, 2025 and 2024, the Company contributed $33,436 and $28,109 to the Plan, respectively.

Loan Guarantees

ZP OH Antwerp, LLC

On March 12, 2025, ZP OH Antwerp, LLC (“ZP Antwerp”), a wholly-owned subsidiary of ZP Ohio B LLC, a cost method investee of the Company (See Note 5), and Jonestown Bank & Trust Co. (“Jonestown”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Jonestown agreed to lend to ZP Antwerp $300,000 (the “Loan”) for purchase of commercial real estate located at 503 W. River Street, Antwerp, OH (the “Antwerp Property”), to be evidenced by the Mortgage Note, dated as of March 12, 2025, in the principal amount of $300,000, issued by ZP Antwerp in favor of Jonestown (the “Note”). Pursuant to the terms of the Loan Agreement, ZP Antwerp agreed to pay to Jonestown a $7,500 loan origination fee and a $1,500 loan enhancement fee. The Antwerp Property will be used as collateral for the Loan. The Company and ZP RE Holdings guaranteed the Loan Agreement pursuant to that certain Guaranty dated March 12, 2025, by ZP RE Holdings and that certain Guaranty dated March 12, 2025, by the Company, respectively. The Company believes that the fair value of the guarantee is nominal since the fair value of the property exceeds the loan amount.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

On June 30, 2025, ZP Columbus and First Fidelity entered into a Business Loan Agreement (the “Columbus Loan Agreement”), pursuant to which First Fidelity agreed to lend to ZP Columbus $1,500,000 (the “Columbus Loan”) for purchase of the Columbus Property, to be evidenced by a promissory note, dated as of March 31, 2025, in the principal amount of $1,500,000, issued by ZP Columbus in favor of First Fidelity (the “Columbus Note”). The Columbus Loan Agreement and the Columbus Note were entered into in the ordinary course of the Company’s business. The Columbus Property will be used as collateral for the Columbus Loan. The Company and ZP RE Holdings guaranteed the Columbus Loan Agreement pursuant to the Columbus Guaranty. The Company believes that the fair value of the Columbus Guaranty is nominal since the fair value of the Columbus Property exceeds the amount of the Columbus Loan. Pursuant to the terms of the mortgage on the Columbus Property, ZP Columbus agreed to grant to First Fidelity all of ZP Columbus’ right, title and interest in and to all present and future leases of the Columbus Property and all rents from the Columbus Property to secure the payment by ZP Columbus when due of indebtedness evidenced by the Columbus Note, and performance of obligations under the Columbus Note, the Columbus Loan Agreement and the related transaction documents.

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

The Company’s CODM is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Property Investment Portfolio segment and the Real Estate Services segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Information with respect to these reportable business segments for the years ended December 31, 2025 and 2024 was as follows:

Year Ended 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$3,080,654	$1,059,804	$-	$4,140,458

Operating expenses (excluding depreciation and amortization)	478,167	1,291,667	776,547	2,546,381
Impairment loss from buildings	3,118,716	-	-	3,118,716
Depreciation and amortization	358,114	-	2,789	360,903
Loss from operations	(874,343)	(231,863)	(779,336)	(1,885,542)
Interest expense	(677,156)	-	(119,956)	(797,112)
Other income	3,500	-	-	3,500
Impairment of equity securities	-	-	(50,000)	(50,000)
Equity method loss from unconsolidated joint ventures	-	-	(3,352)	(3,352)
Loss from derivative – interest rate swap	(121,909)	-	-	(121,909)
Loss before provision for income taxes	(1,669,908)	(231,863)	(952,644)	(2,854,415)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,669,908)	$(231,863)	$(952,644)	$(2,854,415)

Year Ended 2024

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$2,884,286	$909,003	$-	$3,793,289

Operating expenses (excluding depreciation and amortization)	1,053,287	369,792	909,094	2,332,173
Depreciation and amortization	352,351	-	5,595	357,946
Income (loss) from operations	1,478,648	539,211	(914,689)	1,103,170
Interest expense	(576,745)	-	(119,927)	(696,672)
Other income	167,460	-	-	167,460
Income (loss) before provision for income taxes	1,069,363	539,211	(1,034,616)	573,958
Provision for income taxes	-	-	-	-
Net income (loss)	$1,069,363	$539,211	$(1,034,616)	$573,958

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Total assets by segment on December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024

Property investment portfolio	$13,160,412	$15,546,075
Real estate services	50,262	121,139
Corporate and unallocated	721,802	514,925
	$13,932,476	$16,182,139

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

For the years ended December 31, 2025 and 2024, in connection with its operating leases, the Company recorded rent expense of $45,626 and $37,771, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in December 2024 was a discount rate of 9% which was based on the Company’s incremental borrowing rate.

As of December 31, 2025 and 2024, ROU assets were summarized as follows:

	December 31, 2025	December 31, 2024
Office lease right of use asset	$81,974	$81,974
Less: accumulated amortization	(42,868)	(3,719)
Balance of ROU assets	$39,106	$78,255

As of December 31, 2025, future minimum base lease payments due under a non-cancelable operating lease were as follows:

Year ending December 31,	Amount
2026	$41,520
Total minimum non-cancelable operating lease payments	41,520
Less: discount to fair value	(1,809)
Total lease liability on December 31, 2025	$39,711

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 13 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2025 and 2024 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

For the years ended December 31, 2025 and 2024, the components of (loss) income before income taxes were as follows:

	2025	2024
Domestic	$(2,854,415)	$573,958
Total loss before income taxes	$(2,854,415)	$573,958

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax benefit	$(158,427)	(21.0)%
State taxes, net of federal benefit	(49,037)	(6.5)%
Permanent items	57,915	7.7%
Change in valuation allowance	149,549	19.8%
Total	$-	0.0%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

Years Ended December 31,
2024
Income tax expense at U.S. statutory rate	$120,531
Income tax expense – state	37,307
Permanent differences	(30,847)
Change in valuation allowance	(126,991)
Total provision for income tax	$-

The Company’s approximate net deferred tax asset as of December 31, 2025 and 2024 was as follows:

Deferred Tax Asset:	December 31, 2025	December 31, 2024
Net operating loss carryforward	$708,658	$559,109
Impairment of rental property	577,500	-
Net deferred tax assets before valuation allowance	1,286,158	559,109
Valuation allowance	(1,286,158)	(559,109)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $2,577,000 as of December 31, 2025. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2025 and 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of approximately $1,026,401 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations. Based on the Company’s analysis to determine the limitation on the utilization of its net operating loss carryforward amounts, in 2018, the deferred tax asset was reduced by any carryforward that cannot be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. In 2025, the valuation allowance increased by $727,049. The potential tax benefit arising from certain loss carryforwards will expire in 2038.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2025, 2024, 2023 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 14 – SUBSEQUENT EVENTS

On December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (the “A&R Leases”) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. Each A&R Lease provides for an initial term of 14 years commencing January 1, 2026 and ending December 31, 2039, unless earlier terminated pursuant to its terms. The A&R Leases are contingent upon, among other conditions, the consummation of a change of control transaction involving the Tenant(s), including the transfer of majority ownership and control of the applicable Tenant to A&R Consultants, LLC (or its designee) and the transfer of the applicable cannabis license to A&R Consultants, LLC (or its designee). Pursuant to the A&R Leases, A&R Consultants, LLC will provide a guaranty of payment and performance in favor of each Landlord. Base rent under the A&R Leases varies by property and is set forth in the respective rent schedules (including, for example, monthly base rent of $3,500 for the Green Valley property and $4,000 for the Kingman property, and a step-up schedule for the Chino Valley property). The A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option may be exercised during an option period ending March 30, 2026; however, the parties have subsequently agreed that optionee will have until April 10, 2026 to exercise the Purchase Option, and if exercised, requires a closing no later than June 30, 2026. The Purchase Option contemplates (a) a $400,000 non-refundable earnest money deposit to be applied toward the down payment, (b) a $4.0 million cash down payment at closing, and (c) $5.0 million of seller financing. The seller financing would bear interest at 7% per annum over a 36-month term with payments calculated on a 15-year amortization schedule and a balloon payment at maturity, and would be secured by loan documentation (including a loan agreement, promissory note and deeds of trust) against all three properties. The properties would be conveyed on an as-is/where-is basis without representations or warranties from the applicable landlord/seller. In connection with the anticipated change of control transaction for the Chino Valley Tenant, on December 30, 2025, the Company, through Chino Valley Properties, LLC, entered into a Consent of Landlord and Agreement Regarding Lease (the “Consent Agreement”) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Consent Agreement provided, among other things, that the Landlord’s consent to the sale transaction is conditioned on the payment to Landlord at closing of (i) $389,984 for past due rent, additional rent and late charges and (ii) $965,000 as compensation for rent concessions reflected in the A&R Lease, both of which were received by the Company on March 31, 2026. Upon receipt of such amounts, the Consent Agreement provided for the release of the existing guarantor from liability for periods after closing and A&R Consultants, LLC executed a new guaranty of the A&R Lease.

Management Buyout Asset Purchase Agreement

On January 15, 2026, the Company entered into the MBO APA by and among the Seller Parties and the Buyer. The Buyer is owned by Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer; Berekk Blackwell, the Company’s President and Chief Operating Officer; and Patrick Moroney.

The Company formed the Committee, consisting of its three independent directors, that has reviewed, negotiated and overseen the MBO APA and the other transaction documents and the MBO. The Committee approved the MBO APA, the other transaction documents and the MBO, prior to its execution. The MBO APA and the other transaction documents and the MBO were also approved by the full Board prior to its execution.

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Business, and the Assets. The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, and Zoneomics Green; (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO, as discussed below.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Subject to adjustment as set forth in the MBO APA, the purchase price for the Assets will be $7,000,000, less the Assumed Indebtedness (as defined in the MBO APA) (the “Purchase Price”).

The parties to the MBO APA acknowledged and agreed that between January 15, 2026 and the date of the closing of the MBO (the “Closing”), the Company or one or more affiliates of the Company may acquire or invest in additional real estate assets (“Additional Assets”). Upon acquisition of or investment in the Additional Assets, (i) such Additional Assets shall be deemed included in the “Assets” for purposes of the MBO APA, (ii) the Purchase Price will be increased by the amount of the cash purchase price paid therefor by the Company or its affiliate, (iii) the Purchase Price will be decreased by the amount of any cash and/or debt instruments issued by the Company or its affiliate to the seller of such Additional Assets (the “Additional Asset Acquisition Indebtedness”), and (iv) such Additional Asset Acquisition Indebtedness will be deemed included in the assumed liabilities pursuant to the MBO APA.

The parties to the MBO APA also acknowledged and agreed that between January 15, 2026 and the Closing, the Company may sell the real estate assets located at 23622-23634 Woodward Avenue, Pleasant Ridge, MI (the “Pleasant Ridge Assets”) to a third party for a purchase price to be determined. The Pleasant Ridge Assets are not currently included in the “Assets” for purposes of the MBO APA. In the event that the sale of the Pleasant Ridge Assets is not consummated prior to the Closing, then the Pleasant Ridge Assets will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the appraisal value of the Pleasant Ridge Assets, as determined as set forth in the MBO APA.

The parties to the MBO APA further acknowledged and agreed that between January 15, 2026 and the Closing, the Company may sell the real estate assets located at 2144 N. Road 1 East, Chino Valley, AZ; 2095 Northern Avenue, Kingman, AZ; and 1732 W. Commerce Point Place, Green Valley, AZ (collectively, the “CKG Properties”) to a third party for a total purchase price of $9,000,000 (the “CKG Purchase Price”), of which $4,000,000 is expected to be paid in cash and $5,000,000 is expected to be paid via a promissory note payable to the Company (the “CKG Note”). In the event that the sale of the CKG Properties is not consummated prior to the Closing, then the CKG Properties will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the CKG Purchase Price.

The closing of the MBO APA is contingent upon the Buyer obtaining financing.

Other

Effective January 28, 2026, the Board approved an increase in the base salary of each of Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Berekk Blackwell, the Company’s President and Chief Operating Officer, by 10%, such that Mr. McLaren’s and Mr. Blackwell’s base salaries were increased to $275,000 and $210,000, respectively.

Effective January 19, 2026, all unvested stock options held by Mr. McLaren, Mr. Blackwell, or members of the Board, representing stock options to purchase an aggregate of 298,750 shares of common stock (0, 97,500, 70,000, 70,000, and 61,250 of which were held by Mr. McLaren, Mr. Blackwell, Art Friedman, David G. Honaman and Cole Stevens, respectively), were canceled. All vested stock options as of January 19, 2026 held by Mr. McLaren, Mr. Blackwell or members of the Board remain outstanding and exercisable in accordance with their existing terms.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

Effective January 28, 2026, the Company issued shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to the Company’s executive officers and Board members as follows:

Name	Position	No. of Shares of Restricted Common Stock
Bryan McLaren	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	250,000
Berekk Blackwell	President and Chief Operating Officer	150,000
Art Friedman	Independent Director	200,000
David G. Honaman	Independent Director	200,000
Cole Stevens	Independent Director	200,000

Such issuances are subject to forfeiture, depending on continued employment or service with the Company. If a recipient voluntarily resigns or is terminated for cause prior to December 31, 2027, the recipient must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and each recipient will retain 100% of the issued shares, free of any repayment obligation.

Additionally, the above executive officers and Board members will receive a cash payment from the Company to cover income tax liability associated with the above stock issuances in an amount up to 35% of the cost basis of the shares. In the event of a change of control, the Company will pay the full 35% tax coverage amount to each of the above executive officers and Board members prior to consummation of such change of control.

Effective January 19, 2026, all unvested stock options held by Patrick Moroney, representing stock options to purchase an aggregate of 60,000 shares of common stock, were canceled. Mr. Moroney is a non-executive officer member of the Company’s management team.

Effective January 28, 2026, the Company issued 150,000 shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to Mr. Moroney. The issuance is subject to forfeiture, depending on Mr. Moroney’s continued employment or service with the Company. If Mr. Moroney voluntarily resigns or is terminated for cause prior to December 31, 2027, he must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and Mr. Moroney will retain 100% of the issued shares, free of any repayment obligation. Additionally, Mr. Moroney will receive a cash payment from the Company to cover income tax liability associated with the above stock issuance in an amount up to 35% of the cost basis of the shares. In the event of a change of control, the Company will pay the full 35% tax coverage amount to Mr. Moroney prior to consummation of such change of control.

Pleasant Ridge Default

On February 13, 2026, the Company sent its tenant at the Woodward Property a written notice of events of default related to the tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. As of the date of this filing, the Company remains in discussions with the tenant about these events of default and regarding future operations at the Woodward Property. In an effort to avoid litigation related to the defaults under the lease, the Company is currently in negotiations to sell the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property. If the Company sells the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. While the Company believes the sale is likely to occur, there is a possibility that the sale will fail to occur, in which case there is a strong likelihood that the New Tenant will be unable to continue paying rent, causing an ongoing default under the lease. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000.