Form 10-Q
period 2026-03-31
Zoned Properties, Inc.
filed 2026-05-15
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2026 was: 13,180,829 (170,687 shares held in treasury).

ZONED PROPERTIES, INC.

Form 10-Q

March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash	$2,500,758	$837,767
Accounts receivable	95,096	452,874
Deferred rent	1,302,471	1,084,413
Lease incentive receivable	387,615	394,495
Rental properties, net	10,417,648	10,490,786
Prepaid expenses and other assets	663,212	192,441
Escrow deposits	106,269	294,169
Capitalized project costs	-	54,248
Property and equipment, net	5,098	5,795
Operating lease right of use asset, net	28,762	39,106
Investment in cost-method investees	84,110	84,110
Security deposits	2,272	2,272

Total Assets	$15,593,311	$13,932,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Convertible debenture	$2,000,000	$2,000,000
Notes payable, net	7,536,751	7,540,127
Accounts payable	143,688	130,241
Accrued expenses	851,053	435,690
Lease liability	29,202	39,711
Contract liabilities	1,252,479	302,282
Derivative liability - interest rate swap, at fair value	50,473	77,328
Security deposits payable	372,804	339,471

Total Liabilities	12,236,450	10,864,850

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on March 31, 2026 and December 31, 2025 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 13,351,516 and 12,201,516 shares issued on March 31, 2025 and December 31, 2025, respectively, and 13,180,829 and 12,030,829 shares outstanding on March 31, 20256 and December 31, 2025, respectively	13,352	12,202
Additional paid-in capital	21,939,974	21,597,229
Treasury stock, at cost (170,687 and 170,687 shares on March 31, 2026 and December 31, 2025, respectively)	(49,868)	(49,868)
Accumulated deficit	(18,548,597)	(18,493,937)

Total Stockholders’ Equity	3,356,861	3,067,626

Total Liabilities and Stockholders’ Equity	$15,593,311	$13,932,476

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

REVENUES:
Property investment portfolio revenues	$755,730	$760,892
Real estate services revenues	416,706	213,660

Total revenues	1,172,436	974,552

OPERATING EXPENSES:
Compensation and benefits	170,179	285,668
Professional fees	142,510	77,761
Brokerage fees	370,617	-
General and administrative expenses	50,297	55,840
Depreciation and amortization	73,835	88,508
Real estate taxes	38,780	38,004
Property portfolio business development costs	199,650	-

Total operating expenses, net	1,045,868	545,781

(LOSS) INCOME FROM OPERATIONS	126,568	428,771

OTHER (EXPENSES) INCOME:
Interest expenses	(210,583)	(194,523)
Other income	2,500	-
Income (loss) from derivative - interest rate swap	26,855	(88,390)

Total other expenses, net	(181,228)	(282,913)

NET (LOSS) INCOME	$(54,660)	$145,858

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,823,051	12,087,829
Diluted	12,823,051	12,487,829

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,597,229	170,687	$(49,868)	$(18,493,937)	$3,067,626

Common stock issued for future services	-	-	1,150,000	1,150	435,850	-	-	-	437,000

Reversal of stock-based compensation related to stock options cancellations	-	-	-	-	(93,105)	-	-	-	(93,105)

Net loss	-	-	-	-	-	-	-	(54,660)	(54,660)

Balance, March 31, 2026	2,000,000	$2,000	13,351,516	$13,352	$21,939,974	170,687	$(49,868)	$(18,548,597)	$3,356,861

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2024	2,000,000	$2,000	12,201,516	$12,202	$21,508,844	113,687	$(23,010)	$(15,639,522)	$5,860,514

Accretion of stock-based compensation related to stock options issued	-	-	-	-	56,606	-	-	-	56,606

Net income	-	-	-	-	-	-	-	145,858	145,858

Balance, March 31, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,565,450	113,687	$(23,010)	$(15,493,664)	$6,062,978

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,660)	$145,858
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	73,835	88,508
Amortization of debt discount	6,418	6,418
Stock-based compensation	56,605	-
Stock option (recovery) expense	(93,105)	56,606
Loss on property portfolio business development costs	199,650	-
Bad debt recovery	(33,016)	-
Lease costs	(165)	165
(Income) loss from interest rate swap	(26,855)	88,390
Change in operating assets and liabilities:
Accounts receivable	390,794	121,966
Deferred rent receivable	(218,058)	(123,146)
Lease incentive receivable	6,880	6,880
Prepaid expenses and other assets	(90,376)	40,313
Accounts payable	13,447	(10,983)
Accrued expenses	415,363	(86,037)
Contract liabilities	950,197	(4,306)
Security deposits payable	33,333	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,630,287	330,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	-	(450,000)
Decrease (increase) in capitalized project costs	9,598	(106,050)
Investment in cost-method investees	-	(84,110)
Decrease (increase) in escrow deposits	32,900	(8,681)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	42,498	(648,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	300,000
Repayment of notes payable	(9,794)	(7,853)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,794)	292,147

NET INCREASE (DECREASE) IN CASH	1,662,991	(26,062)

CASH, beginning of period	837,767	1,019,980

CASH, end of period	$2,500,758	$993,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$184,426	$172,439

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capitalized project costs to prepaid expenses and other assets	$-	$142,312
Common stock issued for future services	$437,000	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-added real estate within the regulated cannabis industry in the United States. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice. The Company operates in two organized segments; (1) the operations, leasing and management of its commercial properties, herein known as the “Property Investment Portfolio” segment, and (2) the advisory, brokerage and technology services related to commercial properties, herein known as the “Real Estate Services” segment. The Company targets commercial properties that face unique zoning or development challenges, identifies solutions that can potentially have a major impact on their commercial value, and then works to acquire the properties while securing long-term, absolute-net leases. The Company does not grow, harvest, sell or distribute cannabis or any substances regulated under United States law such as the Controlled Substance Act of 1970, as amended (the “CSA”).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Company also maintains a 50% equity interest in two joint ventures which are inactive as of March 31, 2026 (see Note 5).

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

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Company’s business, as described in the Company’s filings with the Securities and Exchange Commission (the “Business”), and the assets, properties and rights of the Seller Parties, subject to modification as set forth in the MBO APA, and other than the Excluded Assets (as defined in the MBO APA) (the “Assets”) (such transaction, the “MBO”). The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, LLC (“ZP Ohio B”), and Zoneomics Green, LLC (“Zoneomics Green”); (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO.

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley entered into a Real Estate Purchase and Sale Agreement with Broken Arrow Herbal Center, Inc., an Arizona corporation, pursuant to which the Company agreed to sell three properties (see Note 13 - Subsequent Events).

In connection with the potential sale of the above properties, the sale process is ongoing and is subject to shareholder approval and other contingencies, and accordingly, not all the requirements under ASC 360-45-9 related to long-lived assets held for sale have been met including the need for shareholder approval and certain contingencies exists such as local government approvals and the attainment of financing. The Company will reassess the classification of these assets during each subsequent period.

On May 1, 2026, ZP Woodward sold its property located in Michigan (See Note 13- Subsequent Events).

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

The unaudited consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2026 and 2025, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2026.

Going concern consideration

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had a net loss of $54,660 and had cash provided by operations of $1,630,287 during the three months ended March 31, 2026. Additionally, as of March 31, 2026, the Company had cash of $2,500,758 and stockholders’ equity of $3,356,861. Furthermore, on December 31, 2025 and effective January 1, 2026, the Company entered into Amended and Restated Absolute Net Lease Agreements with certain tenants. The Amended and Restated Absolute Net Lease Agreements include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the tenant to purchase, on an all-or-none basis, three leased properties (Chino Valley, Green Valley and Kingman).

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley (collectively, the “Seller”), entered into a Real Estate Purchase and Sale Agreement (the “Purchase Agreement”) with Broken Arrow Herbal Center, Inc., an Arizona corporation (the “Purchaser”), pursuant to which the Seller agreed to sell to the Purchaser three properties consisting of (i) property commonly known as 1732 W. Commerce Point Place, Green Valley, Arizona 85614 (the “Green Valley Property”), (ii) property commonly known as 2095 E. Northern Avenue, Kingman, Arizona 86409 (the “Kingman Property”), and (iii) property commonly known as 2144-2148 N. Road 1 East, Chino Valley, Arizona 86323 (the “Chino Property” and together with the Green Valley Property and Kingman Property, the “Properties”). The Purchase Agreement provides that the Purchaser is exercising purchase rights set forth in certain existing lease agreements relating to the Properties.

The aggregate purchase price for the Properties is $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing is scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

The Purchase Agreement contains customary provisions regarding title review, closing deliveries, apportionments, casualty and condemnation, default remedies, confidentiality, governing law, and other matters. The Seller is required to remove certain monetary liens voluntarily created by the Seller, but otherwise has no general obligation to cure title objections. The Purchase Agreement also provides that the Purchaser is acquiring the Properties in their present “as is,” “where is,” and “with all faults” condition, subject to limited exceptions expressly set forth in the agreement. In addition, effective as of closing and subject to certain carveouts described in the Purchase Agreement, the Purchaser will release the Seller and certain related parties from claims relating to the condition of the Properties and certain other matters described in the Purchase Agreement.

If the Purchaser fails to complete the purchase without legal excuse and does not timely cure such default, the Seller’s sole remedy is to terminate the Purchase Agreement and retain the deposit as liquidated damages. If the transaction fails to close due to an uncured default by the Seller, the Purchaser’s sole and exclusive remedies are to terminate the Purchase Agreement and receive a refund of the deposit, less the independent contract consideration, waive the default and proceed to closing, or seek specific performance, subject to the timing limitations set forth in the Purchase Agreement.

Additionally, on January 15, 2026, the Company and its subsidiaries entered into the MBO APA, pursuant to which the Seller Parties agreed to sell the Business and the Assets, representing a sale of substantially all of the Company’s assets to a company owned by management (See Note 1). The closing of the MBO APA is contingent upon the Buyer obtaining financing, the Company receiving shareholder approval and the receipt of a fairness opinion. If the Company sells some or all of its properties, it will have minimal or no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. There can be no assurance that the Company will sell its properties. If the Company sells its properties, the Company’s cash flow provided by operating activities would decrease substantially and the Company may need to raise capital through debt and/or equity financings to fund any ongoing operations, may need to curtail its operations, or may decide the liquidate the Company. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2026 and 2025 include the collectability of accounts and other receivables, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation of the lease liability and related right-of-use asset, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the three months ended March 31, 2026 and 2025, revenues associated with Significant Tenants amounted to $584,633 and $587,418, respectively, which represents 49.8% and 60.3% of the Company’s total revenues, respectively (see Note 3).

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
MARCH 31, 2026
(Unaudited)

Other than the interest rate swap, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value, on a recurring basis, in accordance with ASC Topic 820.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$50,473	$—	$—	$77,328	$—

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2026	Interest Rate	Maturity	Fair Value of Liability on March 31, 2026	Fair Value of Liability on December 31, 2025
December 10, 2022 interest rate swap	$4,358,966	7.65%	December 10, 2032	$50,473	$77,328

Cash

Cash is carried at cost and represents demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2026 and December 31, 2025. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of March 31, 2026 and December 31, 2025, the Company had approximately $1,681,000 and $328,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Investment in equity method unconsolidated joint ventures

The Company has equity investments in various privately held entities. The Company accounts for these investments under the equity method. Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and adjusted each period for its share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The Company evaluates its investments in these entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

The Company’s equity method investment is recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in equity method unconsolidated joint ventures.

Investment in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B for a 5% ownership interest in ZP Ohio B, which is accounted for under the cost method and reflected on the accompanying unaudited consolidated balance sheet under “investment in cost-method investee.” ZP Ohio B plans on developing several projects. This investment is subject to the Company’s impairment review policy.

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
MARCH 31, 2026
(Unaudited)

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the year ended December 31, 2025, the Company recorded an impairment loss of $3,118,716 due to (1) the damage and demolition of its building located in Chicago, IL, where a vehicle crashed into the building, causing significant structural damage, and the City of Chicago declared the building unsafe and ordered its demolition, and (2) in an effort to avoid litigation related to the defaults under the lease, on May 1, 2026, the Company sold the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property (see Note 13 – Subsequent Events). As of December 31, 2025, if the Company sold the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. Accordingly, during the year ended December 31, 2025, we recorded an impairment loss of $2,100,000. During the three months ended March 31, 2026 and 2025, the Company did not record any impairment losses.

The Company has land which is not subject to depreciation.

Escrow deposits and capitalized project costs

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits and capitalized project costs. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. Capitalized project costs include cash invested in project-related development and due diligence costs. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable and write off capitalized project costs. During the three months ended March 31, 2026 and 2025, the Company forfeited escrow deposits and wrote off capitalized project costs of $199,650 and $0, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On March 31, 2026 and December 31, 2025, escrow deposits amounted to $106,269 and $294,169, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Brokerage revenues primarily consist of real estate sales commissions and are recognized upon the successful completion of all required services which are likely to occur upon a lease commencement, when escrow closes on the sale of a property, or as otherwise negotiated between the Company and its clients. In accordance with the guidelines established for reporting revenue gross as a principal, versus net as an agent, in ASC Topic 606, the Company records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, the Company is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Brokerage revenues that are payable upon payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the three months ended March 31, 2026 and 2025, contract liabilities activities were as follows:

On December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (see Note 3) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. In connection with the Amended and Restated Absolute Net Lease Agreements and a Consent of Landlord and Agreement Regarding Lease (see Note 3) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Company was paid $965,000 as compensation for rent concessions reflected in the Amended and Restated Absolute Net Lease Agreements, which was received by the Company on March 31, 2026. The $965,000 rent concession received shall be recognized into revenue over the remaining lease term on a straight-line basis.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Balance at beginning of period	$302,282	$318,951
Rental payments received in advance	62,989	-
Compensation received for rent concessions	965,000	-
Accretion of contract liabilities to revenue	(77,792)	(4,306)
Balance at end of period	$1,252,479	$314,645

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of March 31, 2026 and December 31, 2025 of $1,302,471 and $1,084,413, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

For contracts entered into on or after the effective date, where the Company is the lessee, at the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. For leases where the Company is a lessee, primarily for the Company’s administrative office lease, the Company analyzed whether it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASC 842.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2026	2025
Net (loss) income per common share - basic:
Net (loss) income	$(54,660)	$145,858
Less: undistributed (earnings) loss allocated to participating securities	-	-
Net (loss) income allocated to common stockholders	$(54,660)	$145,858
Weighted average common shares outstanding – basic	12,823,051	12,087,829
Net (loss) income per common share – basic	$(0.00)	$0.01

Net (loss) income per common share - diluted:
Net (loss) income allocated to common shareholders – basic	$(54,660)	$145,858
Add: interest on convertible debt	-	30,000
Numerator for net (loss) income per common share – basic	$(54,660)	$175,858

Weighted average common shares outstanding – basic	12,823,051	12,087,829
Add: dilutive shares related to:
Stock options	-	-
Convertible debt	-	400,000
Weighted average common shares outstanding – diluted	12,823,051	12,487,829
Net (loss) income per common share – diluted	$(0.00)	$0.01

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2026 and 2025.

	March 31,
	2026	2025
Convertible debt	400,000	-
Stock options	1,206,250	2,892,500
	1,606,250	2,892,500

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact on its financial condition or results of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Income tax

Deferred income tax assets and liabilities arise from temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to be reversed. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2026 and December 31, 2025 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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

Recently issued accounting pronouncements

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures in the current year. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 203-09 during the year ended December 31, 2025 using a retrospective approach.

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
MARCH 31, 2026
(Unaudited)

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

Our property located in Pleasant Ridge is leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis.

Our property located in Chicago is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our property located in Surprise, AZ is leased by The Pharm, LLC (“Sunday Goods”), doing business as Sunday Goods.

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

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040. The 2018 Chino Valley Lease provided for payment by Broken Arrow of a fixed monthly base rent of $35,000, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into the First Amendment to the 2018 Chino Valley Lease, pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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
MARCH 31, 2026
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

During 2025, Broken Arrow faced operational challenges that impaired their ability to meet contractual rent obligations. As of December 31, 2025, Broken Arrow remitted approximately 7% of the September to December 2025 rent due. On September 29, 2025, the Company delivered a notice of default to Broken Arrow. The Company and Broken Arrow have entered into a Consent Agreement (see below) providing for an agreement by Broken Arrow to complete payment of the full rent amount outstanding. The Company received the full rent amount outstanding on March 31, 2026.

On December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (the “A&R Leases”) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. Each A&R Lease provides for an initial term of 14 years commencing January 1, 2026 and ending December 31, 2039, unless earlier terminated pursuant to its terms. The A&R Leases are contingent upon, among other conditions, the consummation of a change of control transaction involving the Tenant(s), including the transfer of majority ownership and control of the applicable Tenant to A&R Consultants, LLC (or its designee) and the transfer of the applicable cannabis license to A&R Consultants, LLC (or its designee). Pursuant to the A&R Leases, A&R Consultants, LLC will provide a guaranty of payment and performance in favor of each Landlord. Base rent under the A&R Leases varies by property and is set forth in the respective rent schedules (including, for example, monthly base rent of $3,500 for the Green Valley property and $4,000 for the Kingman property, and a step-up schedule for the Chino Valley property). The A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option was exercised on April 20, 2026 (see Note 13 – Subsequent Events). . In connection with the anticipated change of control transaction for the Chino Valley Tenant, on December 30, 2025, the Company, through Chino Valley Properties, LLC, entered into a Consent of Landlord and Agreement Regarding Lease (the “Consent Agreement”) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Consent Agreement provided, among other things, that the Landlord’s consent to the sale transaction is conditioned on the payment to Landlord at closing of (i) $389,984 for past due rent, additional rent and late charges and (ii) $965,000 as compensation for rent concessions reflected in the A&R Lease, both of which were received by the Company on March 31, 2026. Upon receipt of such amounts, the Consent Agreement provided for the release of the existing guarantor from liability for periods after closing and A&R Consultants, LLC executed a new guaranty of the A&R Lease.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

On December 31, 2025, Green Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow, with an effective date of January 1, 2026 (see Chino Valley above).

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

In connection with a promissory note (See Note 8) on July 11, 2022 and reaffirmed on December 7, 2022, the Company entered into a Deed of Trust Agreement that secures the Company’s performance under the promissory note. The Deed of Trust Agreement transfers and assigns to the lender the right to sell the assets of Tempe and rights to rental income in case of default under the promissory note.

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

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On March 31, 2026 and December 31, 2025, contract liability related to this lease modification amounted to $246,890 and $246,890, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

As of June 1, 2025, VSM satisfied the Capital Commitment and completed more than $3,000,000 worth of improvements to the Tempe property.

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
MARCH 31, 2026
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

On December 31, 2025, Kingman entered into an Amended and Restated Absolute Net Lease Agreements with CJK, Inc., with an effective date of January 1, 2026 (see Chino Valley above).

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the “Woodward Property” located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037. The Woodward Lease contained customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes), (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease contained an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes, personal property taxes, privilege, sales, rental, excise, use and/or other taxes (excluding income or estate taxes) levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant maintained insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant.

On May 14, 2023, ZP Woodward entered into an Assignment and Assumption of Lease (“Assignment”) whereby the Woodward Lease was assigned from Rapid Fish 2 LLC (“Old Tenant”) to Rapid Fish LLC (“New Tenant”). Old Tenant and New Tenant share common ownership.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

During the third quarter of 2025, New Tenant faced operational challenges that impaired its ability to meet contractual rent obligations. On February 13, 2026, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease.

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on an Agreement of Sale and Escrow Instructions (the “Woodward Agreement”) with Woodward RE 1 LLC, a Michigan limited liability company, or its nominee (“Woodward Buyer”). Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer all Michigan properties (See Note 13 – Subsequent Events).

Chicago, IL

On January 19, 2024, ZPRE Holdings and Keystone entered into that certain Assignment and Assumption Agreement, dated as of January 19, 2024, by and between Keystone and ZP Holdings (the “Assignment Agreement”). Pursuant to the terms of the Assignment Agreement, Keystone assigned to ZP Holdings all of Keystone’s right, title and interest in and to the Original PSA to purchase the “Ashland Avenue Property.” On January 19, 2024, the transactions contemplated by the Agreement and Assignment and Assumption Agreement closed and ZPE Holdings completed the acquisition of the Ashland Avenue Property under the Original PSA, as assigned. The completed transactions were subject to closing costs, commissions, and fees customary to the acquisition of real estate, including a $65,000 commission payable and a $79,634 sponsor fee payable.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Surprise, AZ

On January 2, 2024, ZPRE Holdings entered into a contingent Licensed Cannabis Facility Absolute Net Ground Lease Agreement (the “Sunday Goods Lease”), with a commencement date contingent upon the satisfaction of various contingencies to the Sunday Goods Lease, by and between ZPRE Holdings, as landlord, and Sunday Goods, as tenant. Pursuant to the terms of the Sunday Goods Lease, ZPRE Holdings agreed to lease the “Surprise Property” to Sunday Goods for use as a licensed medical and adult use marijuana retail dispensary in accordance with the laws of Arizona. The Sunday Goods Lease has a term of 15 years, with four five-year renewal terms. Pursuant to the Sunday Goods Lease, ZPRE Holdings has agreed to provide a tenant improvement allowance for up to $1,000,000 to Sunday Goods to be reimbursed in tranches following completion of tenant’s work. During the year ended December 31, 2025, the Company paid $1,000,000 to Sunday Goods as a tenant improvement allowance. The $1,000,000 payments to the tenant were used by the tenant to construct a building on the land as well as for the buildout of the property. Since ZP Dysart will own the building and related improvements at the end of the lease, the $1,000,000 tenant improvement allowance was capitalized to rental properties and are being depreciated on a straight-line basis over the useful life of the building and related improvements beginning in September 2025. In September 2025, Sunday Goods completed the construction of a new retail dispensary building on the Surprise Property and opened for business. Pursuant to the terms of the Contingent Lease, on February 27, 2024, Sunday Goods executed a guaranty (the “Guaranty”) in favor of ZP Holdings, guaranteeing the prompt and complete payment and performance of all of Sunday Goods’ obligations to ZPRE Holdings arising under the Contingent Lease. As of July 8, 2024, all contingencies were satisfied and the Contingent Lease commenced on July 13, 2024. Pursuant to the Sunday Goods Lease, beginning in July 2025, Sunday Goods began paying monthly base rent of $25,000 which shall be paid through June 2026, with an annual increase of 3% per annum through June 2040.

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

Summary

As of March 31, 2026 and December 31, 2025, security deposits payable to the Company’s tenants amounted to $372,804 and $339,471, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Future minimum lease payments to be received, on all leased properties, for each of the five succeeding calendar years and thereafter as of March 31, 2026, consists of the following:

Future annual base rent:	Amount
2026 (remainder of year)	$2,725,617
2027	2,746,432
2028	2,776,883
2029	2,808,247
2030	2,840,553
Thereafter	28,497,521
Total	$42,395,253

Revenues – Significant Tenants

For the three months ended March 31, 2026 and 2025, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Three Months Ended March 31, 2026	% of Total Revenues	For the Three Months Ended March 31, 2025	% of Total Revenues
Broken Arrow	$272,253	23.2%	$280,108	28.7%
VSM	164,184	14.0%	164,184	16.9%
Rapid Fish	148,196	12.6%	143,126	14.7%
Total	$584,633	49.8%	$587,418	60.3%

Further, as of March 31, 2026 and December 31, 2025, deferred rent of $1,302,471 and $1,084,413 was due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of March 31, 2026 and December 31, 2025, a lease incentive receivable of $387,615 and $394,495 was due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022. Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. Furthermore, in connection with the Consent Agreement discussed above, the Company received $965,000 as compensation for rent concessions reflected in the A&R Lease. The Company considers the concession compensation fee paid as a part of the lease payments for the modified A&R Lease and shall amortize the $965,000 fees into rental revenue on a straight-line basis over the remaining term of the modified A&R Lease. On March 31, 2026 and December 31, 2025 deferred revenue related to this lease modification amounted to $1,189,490 and $246,890, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company had an asset concentration related to its Significant Tenants. As of March 31, 2026 and December 31, 2025, the Significant Tenants collectively leased approximately 42.1% and 47.2% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related to its Surprise, AZ property, which leased approximately 17.4% and 19.4% of the Company’s total assets as of March 31, 2026 and December 31, 2025, respectively.

Industry risk

Downturns relating to certain industries or business sectors or the financial stability of the Company’s significant tenants may have a significant adverse impact on the Company’s assets and its ability to pay its operating expenses or pay dividends than if the Company had a diversified property portfolio and service offerings. The Company’s total assets are concentrated on a limited number of tenants who were considered significant tenants. To the extent that the Company’s total assets are concentrated in a limited number of tenants that are in the regulated cannabis industry, downturns relating generally to such industry or business sector, or a decline in the financial stability of the Company’s Significant Tenants may result in defaults on all of the Company’s leases within a short time period, which may reduce the Company’s net income and the value of the Company’s common stock and accordingly, limit the Company’s ability to pay our operating expenses or pay dividends to its stockholders. If the Company’s tenants are prohibited from operating or cannot pay their rent, the Company may not have enough working capital to support its operations and the Company would need to consider seeking out new tenants at rental rates per square foot that may be less than its current rate per square foot.

NOTE 4 – RENTAL PROPERTIES

On March 31, 2026 and December 31, 2025, rental properties, net consisted of the following:

Description	Useful Life (Years)	March 31, 2026	December 31, 2025
Building and building improvements	5-39	$8,158,431	$8,158,431
Land	-	5,578,015	5,578,015
Rental properties, at cost		13,736,446	13,736,446
Less: accumulated depreciation		(3,318,798)	(3,245,660)
Rental properties, net		$10,417,648	$10,490,786

Property Acquisitions and Impairments

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
MARCH 31, 2026
(Unaudited)

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

During the third quarter of 2025, New Tenant faced operational challenges that impaired its ability to meet contractual rent obligations. On February 13, 2026, the Company sent New Tenant at the Woodward Property a written notice default related to the New Tenant’s failure to i) make timely rental payments and ii) fulfill its obligations related to non-monetary terms under the Woodward Lease. On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on the Woodward Agreement with the Woodward Buyer. Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer all Michigan properties (See Note 13 – Subsequent Events). The Company sold the Woodward Property for $600,000. As of December 31, 2025, based on the potential sale of the Woodward Properties, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, the Company recorded an impairment loss of $2,100,000.

For the three months ended March 31, 2026 and 2025, depreciation of rental properties amounted to $73,138 and $87,811, respectively.

NOTE 5 – INVESTMENT IN EQUITY METHOD UNCONSOLIDATED JOINT VENTURE, COST METHOD INVESTEE AND EQUITY SECURITIES

Investment in equity method unconsolidated joint venture

On March 31, 2026 and December 31, 2025, the Company held an investment with carrying values of $0 in Zoneomics Green, a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence but does not exercise financial and operating control over this entity. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where the Company’s investment may not be recoverable. The Zoneomics Green team has completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry; however, the project has stalled over the past year. In order to successfully launch, the technology platform needs to rely upon a required merchant banking component, which is has been unable to identify. The Company does not currently know when an appropriate merchant banking solution will become available given the federal status of regulated cannabis and specifically the federal banking status as it relates to regulated cannabis, even for ancillary services such as Zoneomics Green. The regulatory status related to cannabis banking reform and regulation at the federal level remains uncertain and the Company believes it is appropriate to cause an impairment of the Zoneomics Green investment at this time. The Company has no further financial or investment obligations at this time. Zoneomics Green in inactive.

During the three months ended March 31, 2026 and 2025, the Company recorded a loss from unconsolidated joint ventures of $0.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as other income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, for a 5% ownership interest in ZP Ohio B, which is being accounted for under the cost method and reflected on the accompanying unaudited consolidated balance sheets under “investment in cost-method investees.” ZP Ohio B plans on developing several projects. This investment is subject to the Company’s impairment review policy. During the three months ended March 31, 2026 and 2025, the Company received distribution income of $2,500 and $0. respectively.

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

NOTE 6 – NOTES PAYABLE

On March 31, 2026 and December 31, 2025, notes payable consisted of the following:

	March 31, 2026	December 31, 2025
Note payable - East West Bank	$4,344,775	$4,358,038
Notes payable - 23616 Land Contract	1,339,861	1,335,322
Note payable – 23634 Land Contract	378,618	379,688
Note payable - Surprise, AZ property	1,620,000	1,620,000
Total principal due on notes payable	7,683,254	7,693,048
Less: debt discount	(146,503)	(152,921)
Notes payable, net	$7,536,751	$7,540,127

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
MARCH 31, 2026
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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (7.50% and 7.50% as of March 31, 2026 and December 31, 2025, respectively). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

On March 31, 2026, principal and interest due on the East West Bank Swap Note amounted to $4,344,775 and $13,631, respectively. On December 31, 2025, principal and interest due on the East West Bank Swap Note amounted to $4,358,038 and $10,092, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

On March 31, 2026, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,339,861 and $0, respectively. On December 31, 2025, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,335,322 and $0, respectively. On May 1, 2026, the Woodward properties were sold and this loan was assigned to the new owner (See Note 13 – Subsequent Events).

23634 Land Contract Note Payable

On February 24, 2023, in connection with the Woodward Property 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrues interest at the rate of 7% and is payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On March 31, 2026, principal and interest due on the 23634 Land Contract Note Payable amounted to $378,618 and $0, respectively. On December 31, 2025, principal and interest due on the 23634 Land Contract Note Payable amounted to $379,688 and $0, respectively. On May 1, 2026, the Woodward properties were sold and this loan was assigned to the new owner (See Note 13 – Subsequent Events).

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the year ended December 31, 2025, the Company borrowed an additional $600,000 of the Maximum Amount and received net proceeds of $600,000. As of March 31, 2026 and December 31, 2025, the principal amount of the loan was $1,620,000 and $1,620,000, respectively, and accrued interest payable amounted to $16,200 and $16,200, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

During the three months ended March 31, 2026 and 2025, amortization of debt discount related to notes payable amounted to $6,418 and $6,418, respectively, which is included in interest expense on the accompanying unaudited consolidated statements of operations.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

On March 31, 2026, future annual principal payments under the above notes payable were as follows:

Years ending March 31,	Amount
2027	$458,586
2028	1,352,493
2029	52,249
2030	56,445
2031	1,680,978
Thereafter	4,082,503
Total principal payments due on March 31, 2026	$7,683,254

NOTE 7 – CONVERTIBLE DEBENTURE

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

As of March 31, 2026 and December 31, 2025, the principal balance due under the Abrams Debenture is $2,000,000. As of March 31, 2026 and December 31, 2025, accrued interest payable due under the Abrams Debenture amounted to $0 and $0, respectively, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest expense related to the Abrams Debenture amounted to $30,000.

NOTE 8 – RELATED PARTY TRANSACTION

Indemnification agreements

On August 23, 2021, the Company entered into indemnification agreements with each of its directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director and officer to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director and officer for the Company. Additionally, the Company shall advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. From August 2021 through December 2025, the Company did not maintained a directors’ and officers’ insurance policy. Starting in December 2025, the Company entered into a new directors’ and officers’ insurance policy with an annual term through December 2026.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

MBO APA

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The closing of the MBO is subject to certain closing conditions, including, but not limited to, (i) the Company and the Committee having received an opinion as to the fairness of the transactions, from a financial point of view, to the shareholders of the Company, and such opinion remaining valid and in full force and effect as of the closing; (ii) MBO APA and the transactions set forth therein being approved by both (1) the shareholders of the Company holding a majority of the voting power of the Company, as required by Nevada law, and (2) shareholders of the Company holding a majority of the voting power of the Company, but excluding for such purposes any such shareholder, and shares or stock of the Company, held by any persons who own, control or have any interest in the Buyer (i.e., a “majority of the minority” uninterested shareholders); (iii) receipt of any required regulatory approvals; (iv) raising by the Buyer of the capital required, in its sole discretion, to fund the Purchase Price; and (v) other customary closing conditions.

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors (the “Board”) of the Company authorized and approved the creation of a new class of preferred stock consisting of 5,000,000 shares authorized, $0.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of March 31, 2026 and December 31, 2025, there were 2,000,000 shares of preferred stock outstanding. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Such issuances are subject to forfeiture, depending on continued employment or service with the Company. If a recipient voluntarily resigns or is terminated for cause prior to December 31, 2027, the recipient must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and each recipient will retain 100% of the issued shares, free of any repayment obligation. Additionally, the above executive officers and Board members will each receive a cash payment from the Company to cover their income tax liability associated with the above stock issuances in an amount up to 35% of the cost basis of the shares (the “Payroll Tax Liability”). In the event of a change of control, the Company will pay the full Payroll Tax Liability to each of the above executive officers and Board members prior to consummation of such change of control.

Additionally, effective January 28, 2026, the Company issued 150,000 shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to Mr. Moroney, an employee. The issuance is subject to forfeiture, depending on Mr. Moroney’s continued employment or service with the Company. If Mr. Moroney voluntarily resigns or is terminated for cause prior to December 31, 2027, he must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and Mr. Moroney will retain 100% of the issued shares, free of any repayment obligation. Additionally, Mr. Moroney will receive a cash payment from the Company to cover his Payroll Tax Liability. In the event of a change of control, the Company will pay the full Payroll Tax Liability to Mr. Moroney prior to consummation of such change of control.

The common shares issued above were valued at $437,000, or a per share price of $0.38, based on the quoted closing price of the Company’s common stock on the measurement date, which will be amortized into stock-based compensation expense over the services period. During the three months ended March 31, 2026, the Company recorded stock-based compensation of $54,625, and as of March 31, 2026, the Company recorded prepaid expenses of $382,375, which will be amortized over the remaining service period through December 31, 2027.

Additionally, in connection with the obligation to cover the Payroll Tax Liability as discussed above, the Company recorded additional prepaid expenses and accrued expenses of $152,950, which is equal to 35% of the cost-basis of the shares issued to cover the Payroll Tax Liability associated with the above stock issuances. During the three months ended March 31, 2026, the Company recorded compensation expense of $19,119, and as of March 31, 2026, the Company recorded prepaid expenses of $133,381, which will be amortized over the remaining service period through December 31, 2027. As of March 31, 2026, the amount due to cover the respective Payroll Tax Liability for each recipient of $152,500 is included in accrued expenses on the accompanying unaudited consolidated balance sheet.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminated, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of March 31, 2026, 956,250 stock option awards were outstanding and 956,250 options were exercisable under the 2016 Plan. As of December 31, 2025, 1,315,000 stock option awards were outstanding and 1,206,250 options were exercisable under the 2016 Plan. As of March 31, 2026 and December 31, 2025, 9,043,750 and 8,685,000 shares, respectively, were available for future issuance under the 2016 Plan.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Company maintained its 2014 Equity Compensation Plan through its expiration date in 2024 (the “2014 Plan”). The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued. As of March 31, 2026 and December 31, 2025, options to purchase 250,000 and 250,000 shares of common stock were outstanding and exercisable pursuant to the 2014 Plan, respectively.

(D) Stock options

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

On January 19, 2026, all unvested stock options held by Mr. McLaren, Mr. Blackwell, or members of the Board, representing stock options to purchase an aggregate of 298,750 shares of common stock (0, 97,500, 70,000, 70,000, and 61,250 of which were held by Mr. McLaren, Mr. Blackwell, Art Friedman, David G. Honaman and Cole Stevens, respectively), were canceled. All vested stock options as of January 19, 2026 held by Mr. McLaren, Mr. Blackwell or members of the Board remain outstanding and exercisable in accordance with their existing terms.

Effective January 19, 2026, all unvested stock options held by Patrick Moroney, representing stock options to purchase an aggregate of 60,000 shares of common stock, were canceled. Mr. Moroney is a non-executive officer member of the Company’s management team.

For the three months ended March 31, 2026 and 2025, in connection with the reversal of previously recorded stock-based option expense from the cancellation on unvested stock options, and accretion of stock-based option expense, the Company recorded stock option (recovery) expense of $(93,105) and $56,606, respectively. As of March 31, 2026, there was $0 of unvested stock-based compensation expense. The aggregate intrinsic value on March 31, 2026 was $0 and was calculated based on the difference between the quoted share price on March 31, 2026 of $0.40 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2026 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding at December 31, 2025	1,565,000	0.79	5.65	$8,400
Forfeited	(358,750)	0.69		-
Balance outstanding at March 31, 2026	1,206,250	$0.82	4.87	$-
Exercisable, March 31, 2026	1,206,250	$0.82	4.87	$-

Balance non-vested on December 31, 2025	358,750	$0.69	7.45	$-
Forfeited	(358,750)	0.69	-
Vested during the period	-	-	-	-
Balance non-vested on March 31, 2026	-	$-	-	$-

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2026, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
MARCH 31, 2026
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
MARCH 31, 2026
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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the three months ended March 31, 2026 and 2025, the Company incurred a bonus to Mr. McLaren of $100,000 and $0, respectively.

Effective January 28, 2026, the Board approved an increase in the base salary of Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, by 10%, such that Mr. McLaren’s base salary was increased to $275,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the three months ended March 31, 2026 and 2025, the Company incurred a bonus to Mr. Blackwell of $100,000 and $0, respectively.

Effective January 28, 2026, the Board approved an increase in the base salary of each of Berekk Blackwell, the Company’s President and Chief Operating Officer, by 10%, such that Mr. Blackwell’s base salaries was increased to $210,000.

Payroll Tax Liability

See Note 9.

401(k) Plan

On September 29, 2021, the Company’s Board adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the three months ended March 31, 2026 and 2025, the Company contributed $4,744 and $5,782 to the Plan, respectively.

Loan Guarantees

ZP OH Antwerp, LLC

On March 12, 2025, ZP OH Antwerp, LLC (“ZP Antwerp”), a wholly-owned subsidiary of ZP Ohio B LLC, a cost method investee of the Company (See Note 5), and Jonestown Bank & Trust Co. (“Jonestown”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Jonestown agreed to lend to ZP Antwerp $300,000 (the “Loan”) for purchase of commercial real estate located at 503 W. River Street, Antwerp, OH (the “Antwerp Property”), to be evidenced by the Mortgage Note, dated as of March 12, 2025, in the principal amount of $300,000, issued by ZP Antwerp in favor of Jonestown (the “Note”). Pursuant to the terms of the Loan Agreement, ZP Antwerp agreed to pay Jonestown a $7,500 loan origination fee and a $1,500 loan enhancement fee. The Antwerp Property will be used as collateral for the Loan. The Company and ZP RE Holdings guaranteed the Loan Agreement pursuant to that certain Guaranty dated March 12, 2025, by ZP RE Holdings and that certain Guaranty dated March 12, 2025, by the Company, respectively. The Company believes that the fair value of the guarantee is nominal since the fair value of the property exceeds the loan amount.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
MARCH 31, 2026
(Unaudited)

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

Information with respect to these reportable business segments for the three months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31, 2026

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$755,730	$416,706	$-	$1,172,436

Operating expenses (excluding depreciation and amortization)	241,864	552,947	177,222	972,033
Depreciation and amortization	73,138	-	697	73,835
Income (loss) from operations	440,728	(136,241)	(177,919)	126,568
Interest expense	(178,700)	-	(31,883)	(210,583)
Other income	2,500	-	-	2,500
Income from derivative – interest rate swap	26,855	-	-	26,855
Income (loss) before provision for income taxes	291,383	(136,241)	(209,802)	(54,660)
Provision for income taxes	-	-	-	-
Net income (loss)	$291,383	$(136,241)	$(209,802)	$(54,660)

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Three Months Ended March 31, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$760,892	$213,660	$-	$974,552

Operating expenses (excluding depreciation and amortization)	188,101	19,667	249,505	457,273
Depreciation and amortization	87,811	-	697	88,508
Income (loss) from operations	484,980	193,993	(250,202)	428,771
Interest expense	(164,541)	-	(30,000)	(194,541)
Other income	-	-	18	18
Loss from derivative – interest rate swap	(88,390)	-	-	(88,390)
Income (loss) before provision for income taxes	232,049	193,993	(280,184)	145,858
Provision for income taxes	-	-	-	-
Net income (loss)	$232,049	$193,993	$(280,184)	$145,858

Total assets by segment on March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

Property investment portfolio	$12,736,228	$13,160,412
Real estate services	390,037	50,262
Corporate and unallocated	2,333,215	721,802
	$15,459,480	$13,932,476

All assets are located in the United States.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On March 15, 2022, the Company entered to an Assumption of Lease and Consent Agreement with a landlord, whereby the landlord consented to the assignment of an office lease, as amended, from the original tenant to the Company. The lease term began on March 15, 2022 and expired on November 30, 2024, provided the Company has the option to extend the lease for an additional five years. On June 3, 2024, the Company extended the lease for an additional 24 months through November 30, 2026. Effective December 1, 2024, the monthly base rent shall be $3,665 per month through November 30, 2025, $3,775 from December 1, 2025 through November 30, 2026, $3,887 from December 1, 2026 through November 30, 2027, and $4,004 from December 1, 2027 through November 30, 2028.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

For the three months ended March 31, 2026 and 2025, in connection with its operating leases, the Company recorded rent expense of $11,413 and $11,406, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in December 2024 was a discount rate of 9% which was based on the Company’s incremental borrowing rate.

As of March 31, 2026 and December 31, 2025, ROU assets were summarized as follows:

	March 31, 2026	December 31, 2025
Office lease right of use asset	$81,974	$81,974
Less: accumulated amortization	(53,212)	(42,868)
Balance of ROU assets	$28,762	$39,106

As of March 31, 2026, future minimum base lease payments due under a non-cancelable operating lease were as follows:

Year ending March 31,	Amount
2027	$30,196
Total minimum non-cancelable operating lease payments	30,196
Less: discount to fair value	(994)
Total lease liability on March 31, 2026	$29,202

NOTE 13 – SUBSEQUENT EVENTS

Real Estate Purchase and Sale Agreement

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley (collectively, the “Seller”), entered into a Real Estate Purchase and Sale Agreement (the “Purchase Agreement”) with Broken Arrow Herbal Center, Inc., an Arizona corporation (the “Purchaser”), pursuant to which the Seller agreed to sell to the Purchaser three properties consisting of (i) property commonly known as 1732 W. Commerce Point Place, Green Valley, Arizona 85614 (the “Green Valley Property”), (ii) property commonly known as 2095 E. Northern Avenue, Kingman, Arizona 86409 (the “Kingman Property”), and (iii) property commonly known as 2144-2148 N. Road 1 East, Chino Valley, Arizona 86323 (the “Chino Property” and together with the Green Valley Property and Kingman Property, the “Properties”). The Purchase Agreement provides that the Purchaser is exercising purchase rights set forth in certain existing lease agreements relating to the Properties.

The aggregate purchase price for the Properties is $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

ZONED PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The closing is scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

The Purchase Agreement contains customary provisions regarding title review, closing deliveries, apportionments, casualty and condemnation, default remedies, confidentiality, governing law, and other matters. The Seller is required to remove certain monetary liens voluntarily created by the Seller, but otherwise has no general obligation to cure title objections. The Purchase Agreement also provides that the Purchaser is acquiring the Properties in their present “as is,” “where is,” and “with all faults” condition, subject to limited exceptions expressly set forth in the agreement. In addition, effective as of closing and subject to certain carveouts described in the Purchase Agreement, the Purchaser will release the Seller and certain related parties from claims relating to the condition of the Properties and certain other matters described in the Purchase Agreement.

If the Purchaser fails to complete the purchase without legal excuse and does not timely cure such default, the Seller’s sole remedy is to terminate the Purchase Agreement and retain the deposit as liquidated damages. If the transaction fails to close due to an uncured default by the Seller, the Purchaser’s sole and exclusive remedies are to terminate the Purchase Agreement and receive a refund of the deposit, less the independent contract consideration, waive the default and proceed to closing, or seek specific performance, subject to the timing limitations set forth in the Purchase Agreement.

Agreement of Sale and Escrow Instructions

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on the Woodward Agreement with the Woodward Buyer. Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer: (i) ZP Woodward’s fee interest in the real estate property located at 23600 Woodward Avenue, Ferndale, Michigan APN No. 24-25-27-181-006 (the “Fee Property”); (ii) ZP Woodward’s vendee interest in that certain the Land Contract dated November 30, 2022 related to APNs 25-27-181-004 & 25-27-181-005, with a commonly known address of 23622 & 23616 Woodward Avenue, Pleasant Ridge, Michigan with THE THOMAS A. PEARLMAN REVOCABLE TRUST U/A/D 6/13/2005, as vendor (the “Pearlman Land Contract”); (iii) ZP Woodward’s vendee interest in that certain Land Contract dated February 23, 2023 related to APN 25-27-181-003, with a commonly known address of 23634 Woodward Avenue, Pleasant Ridge, Michigan with GANGNIER INVESTMENTS LLC, a Michigan limited liability company, as vendor (the “Gangnier Land Contract”); and (iv) ZP Woodward’s interest in that certain Licensed Cannabis Facility Absolute Net Lease Agreement dated December 1, 2022 with respect to the Fee Property and the (the “Woodward Lease,” and collectively with the Fee Property and land contract interests, the “Woodward Property”). The aggregate purchase price for the Woodward Property was $600,000, plus Woodward Buyer’s assumption of all obligations and outstanding balances under the Pearlman Land Contract and Gangnier Land Contract (being $1,327,371 and $374,826, respectively). At closing, ZP Woodward conveyed the Fee Property by covenant deed and assigned its interests in the Pearlman Land Contract. Gangnier Land Contract, and Lease to the Woodward Buyer, and the Woodward Buyer assumed the related obligations.

The Woodward Agreement contains customary representations and warranties of Seller, including with respect to authority, absence of conflicting agreements, and certain matters relating to litigation, environmental conditions, and the land contracts, subject to knowledge qualifiers. Except as expressly set forth in the Woodward Agreement and related closing documents, the Woodward Property is being sold on an “as is, where is, with all faults” basis. The Woodward Agreement includes provisions allocating prorations of taxes, rent, land contract payments, utilities and other customary items as of closing. Certain closing costs, including escrow fees, owner’s title insurance premiums, and transfer taxes, are to be shared equally by the Woodward Buyer and Seller, with the Woodward Buyer responsible for additional title coverage and any lender’s policy.

In connection with the closing, the parties have entered into, or will enter into (i) and Assignment and Assumption of Land Contract with respect to the Pearlman Land Contract among Seller, the Woodward Buyer, and Thomas A. Pearlman, Trustee of the Thomas A. Pearlman Revocable Trust u/a/d 6/13/2005 (the “Pearlman Land Contract Assignment”); (ii) an Assignment and Assumption of Land Contract with respect to the Gangnier Land contract among Seller, the Woodward Buyer, and Gangnier Investment, LLC (the “Gangnier Land Contract Assignment”); and (iii) an Assignment and Assumption of Lease among ZP Woodward, the Woodward Buyer, and Rapid Fish 2, LLC, as tenant (the “Lease Assignment” and together with the Pearlman Land Contract Assignment and Gangnier Land Contract Assignment, the “Assignment Agreements”).

Each of the Assignment Agreements became automatically effective upon the consummation of the closing of the transaction contemplated by the Woodward Agreement. From and after the effective time of such closing, (i) ZP Woodward assigned to the Woodward Buyer all of its right, title, and interest in and to the applicable land contract or Lease, as applicable, and (ii) the Woodward Buyer assumed and agreed to perform all obligations of ZP Woodward arising under such agreements from and after the effective date thereof. Under the Assignment Agreements, the Woodward Buyer does not assume liability for obligations arising prior to the effective time of the assignments, and Seller retains such pre-closing liabilities. In addition, each applicable counterparty (including the land contract sellers and the tenant under the Lease) has consented to the applicable assignment and has agreed to release Seller from liabilities arising under the assigned agreements from and after the effective time of such assignment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time.

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

Overview

Zoned Properties, Inc. (“Zoned Properties” or the “Company”) was incorporated in the State of Nevada on August 25, 2003. In October 2013, the Company changed its name to Zoned Properties, Inc. and in April 2014, the Company shifted its business model to address commercial real estate in the regulated cannabis industry. Zoned Properties is a technology-driven property investment company focused on acquiring value-add real estate within the regulated cannabis industry in the United States. Headquartered in Scottsdale, Arizona, Zoned Properties has developed a national ecosystem of real estate services to support its real estate development model, including a commercial real estate brokerage and a real estate advisory practice.

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

The Company’s current investment properties are located in Arizona and Illinois with 100% occupancy and a weighted average lease term over 10 years. Each of the Company’s leased properties is occupied by a commercial cannabis tenant.

Zoned Properties maintains a portfolio of properties that it owns, develops and leases. As of May 12, 2026, the Company leases land and/or building space at the six properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. Three of the leased properties are zoned and permitted as regulated cannabis retail dispensaries, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the future development of a licensed medical and adult use marijuana retail dispensary.

Sale of Woodward Property

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on an Agreement of Sale and Escrow Instructions (the “Woodward Agreement”) with Woodward RE 1 LLC, a Michigan limited liability company, or its nominee (“Woodward Buyer”). Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer all Michigan properties (See Note 13 – Subsequent Events). We sold the Woodward Property for $600,000. As of December 31, 2025, based on the potential sale of the Woodward Properties, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. Based on these conditions, our projected future cash flows, anticipated holding periods, and market conditions have changed. Accordingly, during the year ended December 31, 2025, the Company recorded an impairment loss of $2,100,000.

As of May 12, 2026, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Chicago, IL	Surprise, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Retail (special use)	Retail (special use)	Land	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Cannabis Dispensary	Cannabis Dispensary	Development	Cannabis Dispensary	Property Investment Portfolio Total
Date Acquired	March 2014	August 2015	Oct 2014	May 2014	January 2024	July 2024
Lease Start Date	May 2018	May 2018	May 2018	May 2018	January 2024	July 2024
Lease End Date	April 2040	April 2040	April 2040	April 2040	January 2039	June 2040
No. of Tenants	1	1	1	1	1	1

Land Area: (Acres)	3.65	47.60	1.33	0.32	0.37	1.11	54.58

Land Area: (Sq. Feet)	158,772	2,072,149	57,769	13,939	16,000	48,541	2,367,170

Undeveloped Land Area (Sq. Feet)	-	1,782,563	-	6,878	16,000	-	1,805,441

Developed Land Area (Sq. Feet)	158,772	289,586	57,769	7,061	-	48,541	561,729

Total Rentable Building Sq. Ft.	60,000	97,312	1,440	1,497	-	4,200	164,449

Vacant Rentable (Sq. Ft.)	-	-	-	-	-	-	-
						-
Sq. Ft. rented as of May 12, 2026	60,000	97,312	1,440	1,497	-	4,200	164,449

Annual Base Rent (*,**)
April 2026 to Dec 2026	$458,633	$495,000	$31,500	$36,000	$175,045	$229,500	$1,425,678
2027	611,849	865,200	42,000	48,000	240,395	313,635	2,121,079
2028	612,276	891,156	42,000	48,000	247,607	323,044	2,164,083
2029	612,715	917,891	42,000	48,000	255,036	332,732	2,208,374
2030	613,159	945,427	42,000	48,000	262,687	342,714	2,253,987
Thereafter	5,519,960	9,892,838	378,000	432,000	2,405,976	3,813,043	22,441,817
Total	$8,428,592	$14,007,512	$577,500	$660,000	$3,586,746	$5,354,668	$32,615,018

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Green Valley, AZ	Kingman, AZ	Chicago, IL	Surprise, AZ
2026	$9.8	$10.8	$29.2	$32.1	$-	$72.5
2027	$9.8	$10.8	$29.2	$32.1	$-	$74.7
2028	$9.8	$10.8	$29.2	$32.1	$-	$76.9
2029	$9.8	$10.8	$29.2	$32.1	$-	$79.2
2030	$9.8	$10.8	$29.2	$32.1	$-	$81.6

Real Estate Purchase and Sale Agreement regarding CGK Properties

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley (collectively, the “Seller”), entered into a Real Estate Purchase and Sale Agreement (the “Purchase Agreement”) with Broken Arrow Herbal Center, Inc., an Arizona corporation (the “Purchaser”), pursuant to which the Seller agreed to sell to the Purchaser three properties consisting of (i) property commonly known as 1732 W. Commerce Point Place, Green Valley, Arizona 85614 (the “Green Valley Property”), (ii) property commonly known as 2095 E. Northern Avenue, Kingman, Arizona 86409 (the “Kingman Property”), and (iii) property commonly known as 2144-2148 N. Road 1 East, Chino Valley, Arizona 86323 (the “Chino Property” and together with the Green Valley Property and Kingman Property, the “Properties”). The Purchase Agreement provides that the Purchaser is exercising purchase rights set forth in certain existing lease agreements relating to the Properties.

The aggregate purchase price for the Properties is $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing is scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

The Purchase Agreement contains customary provisions regarding title review, closing deliveries, apportionments, casualty and condemnation, default remedies, confidentiality, governing law, and other matters. The Seller is required to remove certain monetary liens voluntarily created by the Seller, but otherwise has no general obligation to cure title objections. The Purchase Agreement also provides that the Purchaser is acquiring the Properties in their present “as is,” “where is,” and “with all faults” condition, subject to limited exceptions expressly set forth in the agreement. In addition, effective as of closing and subject to certain carveouts described in the Purchase Agreement, the Purchaser will release the Seller and certain related parties from claims relating to the condition of the Properties and certain other matters described in the Purchase Agreement.

If the Purchaser fails to complete the purchase without legal excuse and does not timely cure such default, the Seller’s sole remedy is to terminate the Purchase Agreement and retain the deposit as liquidated damages. If the transaction fails to close due to an uncured default by the Seller, the Purchaser’s sole and exclusive remedies are to terminate the Purchase Agreement and receive a refund of the deposit, less the independent contract consideration, waive the default and proceed to closing, or seek specific performance, subject to the timing limitations set forth in the Purchase Agreement.

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

Going concern consideration

Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our unaudited consolidated financial statements, the Company had a net loss of $54,660 and had cash provided by operations of $1,630,287 for the three months ended March 31, 2026. Additionally, as of March 31, 2026, the Company had cash of $2,500,758 and stockholders’ equity of $3,356,861. On December 31, 2025 and effective January 1, 2026, the Company entered into Amended and Restated Absolute Net Lease Agreements with certain tenants. The Amended and Restated Absolute Net Lease Agreements include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the tenant to purchase, on an all-or-none basis, three leased properties (Chino Valley, Green Valley and Kingman).

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley (collectively, the “Seller”), entered into a Real Estate Purchase and Sale Agreement (the “Purchase Agreement”) with Broken Arrow Herbal Center, Inc., an Arizona corporation (the “Purchaser”), pursuant to which the Seller agreed to sell to the Purchaser three properties consisting of (i) property commonly known as 1732 W. Commerce Point Place, Green Valley, Arizona 85614 (the “Green Valley Property”), (ii) property commonly known as 2095 E. Northern Avenue, Kingman, Arizona 86409 (the “Kingman Property”), and (iii) property commonly known as 2144-2148 N. Road 1 East, Chino Valley, Arizona 86323 (the “Chino Property” and together with the Green Valley Property and Kingman Property, the “Properties”). The Purchase Agreement provides that the Purchaser is exercising purchase rights set forth in certain existing lease agreements relating to the Properties.

The aggregate purchase price for the Properties is $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow, of which $100 constitutes independent contract consideration payable to the Seller. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing is scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

The Purchase Agreement contains customary provisions regarding title review, closing deliveries, apportionments, casualty and condemnation, default remedies, confidentiality, governing law, and other matters. The Seller is required to remove certain monetary liens voluntarily created by the Seller, but otherwise has no general obligation to cure title objections. The Purchase Agreement also provides that the Purchaser is acquiring the Properties in their present “as is,” “where is,” and “with all faults” condition, subject to limited exceptions expressly set forth in the agreement. In addition, effective as of closing and subject to certain carveouts described in the Purchase Agreement, the Purchaser will release the Seller and certain related parties from claims relating to the condition of the Properties and certain other matters described in the Purchase Agreement.

If the Purchaser fails to complete the purchase without legal excuse and does not timely cure such default, the Seller’s sole remedy is to terminate the Purchase Agreement and retain the deposit as liquidated damages. If the transaction fails to close due to an uncured default by the Seller, the Purchaser’s sole and exclusive remedies are to terminate the Purchase Agreement and receive a refund of the deposit, less the independent contract consideration, waive the default and proceed to closing, or seek specific performance, subject to the timing limitations set forth in the Purchase Agreement.

Additionally, on January 15, 2026, the Company and certain of its subsidiaries entered into the MBO APA with the Buyer to sell substantially all of its properties to the Buyer, a company owned by management. The closing of the MBO is subject to certain closing conditions, including, but not limited to, approval by the Company’s stockholders and the Buyer obtaining financing.

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on an Agreement of Sale and Escrow Instructions (the “Woodward Agreement”) with Woodward RE 1 LLC, a Michigan limited liability company, or its nominee (“Woodward Buyer”). Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer all Michigan properties (See Note 13 – Subsequent Events). The Company sold the Woodward Property for $600,000.

If the Company sells some or all of its properties, it will have minimal or no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. There can be no assurance that the Company will sell its properties. If the Company sells its properties, the Company’s cash flow provided by operating activities would decrease substantially and the Company may need to raise capital through debt and/or equity financings to fund any ongoing operations, may need to curtail its operations, or may decide the liquidate the Company. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2026 and 2025, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2026 and 2025.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues

For the three months ended March 31, 2026 and 2025, revenues by reportable business segments were as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
Property investment portfolio	$755,730	$760,892
Real estate services	416,706	213,600
Total revenues	$1,172,436	$974,552

For the three months ended March 31, 2026, total revenues amounted to $1,172,436, including property investment portfolio revenues of $755,730, which consists of rental revenues, as compared to total revenues of $974,552, including property investment portfolio revenues $760,892, which consists of rental revenue, for the three months ended March 31, 2025, representing an overall increase of $197,884, or 20.3%. This increase was attributable to an increase in real estate services revenues of $203,046, or 95.0%, attributable to an increase in commissions and assignment fees earned on real estate listings, offset by a decrease in advisory fees. This increase was offset by a decrease in properties investment portfolio revenue of $5,162, or 0.7%.

All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants. Due to the sale of our Woodward properties located in Michigan on May 1, 2026, we expect property investment portfolio revenues to decrease.

Operating expenses

For the three months ended March 31, 2026, operating expenses amounted to $1,045.868, as compared to $545,781 for the three months ended March 31, 2025, representing an increase of $500,087, or 91.6%. For the three months ended March 31, 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
Compensation and benefits	$170,179	$285,668
Professional fees	142,510	77,761
Brokerage fees	370,617	-
General and administrative expenses	50,297	55,840
Depreciation and amortization	73,835	88,508
Real estate taxes	38,780	38,004
Property portfolio business development costs	199,650	-
Total	$1,045,868	$545,781

●	For the three months ended March 31, 2026, compensation and benefit expense decreased by $115,489, or 40.4%, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to an overall decrease in compensation and related benefits of $20,405 and a decrease in stock-based compensation of $95,084 related to reversal of previously recorded stock-based stock option expense due to the cancellation of unvested stock options.

●	For the three months ended March 31, 2026, professional fees increased by $64,749, or 83.3%, as compared to the three months ended March 31, 2025. This increase was primarily attributable to an increase in legal fees of $52,508, an increase in consulting fees of $10,642, and an increase in other professional fees of $1,599.

●	For the three months ended March 31, 2026 and 2025, we recorded brokerage fees amounting to $370,617 and $0, respectively, representing an increase of $370,617, or 100.0%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, debt expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended March 31, 2026, general and administrative expenses decreased by $5,543, or 9.9%, as compared to the three months ended March 31, 2025, primarily due to the recording of bad debt recovery of $38,016, offset by an increase in insurance expense of $38,829 related to an increase in directors and officers liability insurance premiums incurred.

●	For the three months ended March 31, 2026, depreciation expense decreased by $14,673, or 16.6%, as compared to the three months ended March 31, 2025 due to a decrease in depreciable rental properties.

●	For the three months ended March 31, 2026, real estate taxes increased by a nominal amount of $776, or 2.0%, as compared to the three months ended March 31, 2025.

●	For the three months ended March 31, 2026, property portfolio business development costs increased by $199,650, or 100.0%, as compared to the three months ended March 31, 2025. Property portfolio business development costs are costs related to forfeited escrow deposits and the write off of development costs related to projects which we decided not to pursue due to the rejection of permits and licensing by local governments.

Income from operations

As a result of the factors described above, for the three months ended March 31, 2026, income from operations amounted to $126,568, as compared to income from operations of $428,771 for the three months ended March 31, 2025, representing a decrease of $302,203, or 70.5%.

Other (expenses) income, net

Other (expense) income, net primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended March 31, 2026 and 2025, total other expenses, net amounted to $181,228 and $282,913, respectively, representing a decrease of $101,685, or 35.9%. This decrease was attributable to an increase in interest expense of $16,060, primarily related to an increase in notes payable, and a positive change in gain or loss in fair value from an interest rate swap of $115,245 and an increase in other income of $2,500.

Net (loss) income

As a result of the foregoing, for the three months ended March 31, 2026, net loss amounted to $(54,660), or $(0.00) per common share (basic and diluted), and for the three months ended March 31, 2025, net income amounted to $145,858, or $0.01 per common share (basic) and $0.01 per common share (diluted).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,500,758 and $837,767 as of March 31, 2026 and December 31, 2025, respectively.

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

We may need to raise additional funds, particularly if we are unable to continue to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q. Other than revenue received from the lease of our rental properties and real estate services, and from a bank note and other notes payable, we presently have no other significant alternative source of working capital.

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

See also “Overview—Management Buyout Asset Purchase Agreement.”

Cash Flow

For the Three Months Ended March 31, 2026 and 2025

Net cash flow provided by operating activities was $1,630,287 for the three months ended March 31, 2026, as compared to net cash flow provided by operating activities of $330,632 for the three months ended March 31, 2025, representing an increase of $1,299,655, or 393.1%.

●	Net cash flow provided by operating activities for the three months ended March 31, 2026 primarily reflected a net loss of $54,660, adjusted for the add-back of non-cash items consisting of depreciation of $73,835, amortization of debt discount of $6,418, stock-based compensation expense of $56,605, net recovery of stock-based stock option expense of $93,105, loss of forfeited escrow deposits and development costs of $199,650, bad debt recovery of $33,016, and income from the changes in fair value from an interest rate swap of $26,855, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $390,794, an increase in deferred rent of $218,058 attributable to the modification of lease agreements, a decrease in lease incentive receivable of $6,880, an increase in prepaid expenses and other current assets of $90,376, an increase in accounts payable of $13,447, an increase in accrued expenses of $415,363, an increase in contract liabilities of $950,197, and an increase in security deposits payable of $33,333.

●	Net cash flow provided by operating activities for the three months ended March 31, 2025 primarily reflected net income of $145,858, adjusted for the add-back of non-cash items consisting of depreciation of $88,508, amortization of debt discount of $6,418, accretion of stock-based stock option expense of $56,606, and loss from the changes in fair value from an interest rate swap of $88,390, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $121,966, an increase in deferred rent of $123,146 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in lease incentive receivable of $6,880, a decrease in prepaid expenses of $40,313, a decrease in accounts payable of $10,983, a decrease in accrued expenses of $86,037, and a decrease in contract liabilities of $4,306.

For the three months ended March 31, 2026, net cash flow used in investing activities amounted to $42,498, as compared to net cash used in investing activities of $648,841 for the three months ended March 31, 2025, representing a positive increase of $691,339. For the three months ended March 31, 2026, net cash provided by investing activities was attributable to a decrease in escrow deposits of $32,900 and a decrease in capitalized project costs of $9,598. During the three months ended March 31, 2025, net cash used in investing activities was attributable to the purchase of rental properties and improvements of $450,000, an increase in investments in cost method investee of $84,110, an increase in escrow deposits of $8,681 and an increase in capitalized project costs of $106,050.

During the three months ended March 31, 2026 and 2025, net cash (used in) provided by financing activities amounted to $(9,794) and $292,147, respectively. For the three months ended March 31, 2026, net cash used in financing activities consisted of cash used for the repayment of notes payable of $9,794. During the three months ended March 31, 2025, net cash provided by financing activities consisted of net proceeds from a note payable of $300,000, offset by cash used for the repayment of notes payable of $7,853.

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

The following tables summarize our contractual obligations as of March 31, 2026, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (dollars in thousands),
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$2,000	$-
Interest on convertible notes	420	120	240	60	-
Notes payable	7,683	459	1,405	1,737	4,082
Total	$10,103	$579	$1,645	$3,797	$4,082

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of March 31, 2026, the notional amount of our interest rate swaps was $4,358,966. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on March 31, 2026	Interest Rate	Maturity	Fair Value of Liability on March 31, 2026	Fair Value of Liability on December 31, 2025
December 7, 2022 interest rate swap	$4,358,966	7.65%	December 10, 2032	$50,473	$77,328

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any pending or threatened legal or administrative actions that it believes would have a material effect on the Company’s business.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 28, 2026, we issued shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to the Company’s executive officers and Board members as follows:

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

Effective January 28, 2026, we issued 150,000 shares of restricted common stock, representing compensation for services to be rendered in 2026 and 2027, to Mr. Moroney. The issuance is subject to forfeiture, depending on Mr. Moroney’s continued employment or service with the Company. If Mr. Moroney voluntarily resigns or is terminated for cause prior to December 31, 2027, he must return to the Company a pro-rata portion of the issued shares, calculated on a monthly basis. If a change of control occurs at any time prior to December 31, 2027, all clawback provisions will automatically terminate and Mr. Moroney will retain 100% of the issued shares, free of any repayment obligation.

The above shares were issued without prior registration in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated as of January 15, 2026, by and among Zoned Properties, Inc., Zoned Arizona Properties, LLC, ZP RE AZ Dysart, LLC, ZP RE Holdings, LLC, and BPB Partners, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.2	Material Event and Amendment Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Bryan McLaren (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.3	Material Event Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Berekk Blackwell (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.4	Material Event Agreement, dated as of January 15, 2026, by and between Zoned Properties, Inc. and Patrick Moroney (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.5	Real Estate Purchase and Sale Agreement, dated April 20, 2026 by and between Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, and Broken Arrow Herbal Center, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2026).
10.6	Agreement of Sale and Escrow Instructions, dated May 1, 2026, by and between ZP RE MI Woodward, LLC and Rapid Fish, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: May 15, 2026	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)