Form 10-Q
period 2026-06-30
Zoned Properties, Inc.
filed 2026-08-14
CIK 1279620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2026 was: 13,180,829 (170,687 shares held in treasury).

ZONED PROPERTIES, INC.

Form 10-Q

June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash	$2,446,418	$837,767
Accounts receivable	126,749	452,874
Deferred rent	1,059,523	1,084,413
Lease incentive receivable	380,734	394,495
Rental properties, net	7,711,219	10,490,786
Prepaid expenses and other assets	540,512	192,441
Escrow deposits	1,100,320	294,169
Capitalized project costs	-	54,248
Property and equipment, net	4,400	5,795
Operating lease right of use asset, net	18,180	39,106
Investment in cost-method investees	84,110	84,110
Interest rate swap asset	1,927	-
Security deposits	2,272	2,272

Total Assets	$13,476,364	$13,932,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Convertible debenture	$2,000,000	$2,000,000
Notes payable, net	5,813,005	7,540,127
Accounts payable	146,321	130,241
Accrued expenses	528,749	435,690
Lease liability	18,455	39,711
Contract liabilities	1,222,482	302,282
Derivative liability - interest rate swap, at fair value	-	77,328
Security deposits payable	316,704	339,471

Total Liabilities	10,045,716	10,864,850

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding on June 30, 2026 and December 31, 2025 ($1.00 per share liquidation preference or $2,000,000)	2,000	2,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 13,351,516 and 12,201,516 shares issued on June 30, 2026 and December 31, 2025, respectively, and 13,180,829 and 12,030,829 shares outstanding on June 30, 2026 and December 31, 2025, respectively	13,352	12,202
Additional paid-in capital	21,939,974	21,597,229
Treasury stock, at cost (170,687 and 170,687 shares on June 30, 2026 and December 31, 2025, respectively)	(49,868)	(49,868)
Accumulated deficit	(18,474,810)	(18,493,937)

Total Stockholders’ Equity	3,430,648	3,067,626

Total Liabilities and Stockholders’ Equity	$13,476,364	$13,932,476

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUES:
Property investment portfolio revenues	$656,370	$757,626	$1,412,100	$1,518,518
Real estate services revenues	117,607	180,148	534,313	393,808

Total revenues	773,977	937,774	1,946,413	1,912,326

OPERATING EXPENSES:
Compensation and benefits	265,395	341,306	435,574	626,974
Professional fees	287,565	58,013	430,075	135,774
Brokerage fees	62,086	75,224	432,703	75,224
General and administrative expenses	93,827	64,854	144,124	120,694
Depreciation and amortization	74,627	88,184	148,462	176,692
Real estate taxes	31,713	38,005	70,493	76,009
Property portfolio business development costs	5,000	-	204,650	-

Total operating expenses, net	820,213	665,586	1,866,081	1,211,367

(LOSS) INCOME FROM OPERATIONS	(46,236)	272,188	80,332	700,959

OTHER (EXPENSES) INCOME:
Interest expenses	(172,192)	(196,943)	(382,775)	(391,466)
Other income	2,000	-	4,500	-
Gain from sale of rental properties, net	237,815	-	237,815	-
Income (loss) from derivative - interest rate swap	52,400	(48,919)	79,255	(137,309)

Total other income (expenses), net	120,023	(245,862)	(61,205)	(528,775)

NET INCOME	$73,787	$26,326	$19,127	$172,184

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.00	$0.00	$0.01
Diluted	$0.01	$0.00	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,180,829	12,066,252	13,002,928	12,076,981
Diluted	13,580,829	12,466,252	13,402,928	12,476,981

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,597,229	170,687	$(49,868)	$(18,493,937)	$3,067,626

Common stock issued for future services	-	-	1,150,000	1,150	435,850	-	-	-	437,000

Reversal of stock-based compensation related to stock options cancellations	-	-	-	-	(93,105)	-	-	-	(93,105)

Net loss	-	-	-	-	-	-	-	(54,660)	(54,660)

Balance, March 31, 2026	2,000,000	2,000	13,351,516	13,352	21,939,974	170,687	(49,868)	(18,548,597)	3,356,861

Net income	-	-	-	-	-	-	-	73,787	73,787

Balance, June 30, 2026	2,000,000	$2,000	13,351,516	$13,352	$21,939,974	170,687	$(49,868)	$(18,474,810)	$3,430,648

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance, December 31, 2024	2,000,000	$2,000	12,201,516	$12,202	$21,508,844	113,687	$(23,010)	$(15,639,522)	$5,860,514

Accretion of stock-based compensation related to stock options issued	-	-	-	-	56,606	-	-	-	56,606

Net income	-	-	-	-	-	-	-	145,858	145,858

Balance, March 31, 2025	2,000,000	2,000	12,201,516	12,202	21,565,450	113,687	(23,010)	(15,493,664)	6,062,978

Purchase of treasury stock	-	-	-	-	-	57,000	(26,858)	-	(26,858)

Accretion of stock-based compensation related to stock options issued	-	-	-	-	12,030	-	-	-	12,030

Net income	-	-	-	-	-	-	-	26,326	26,326

Balance, June 30, 2025	2,000,000	$2,000	12,201,516	$12,202	$21,577,480	170,687	$(49,868)	$(15,467,338)	$6,074,476

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,127	$172,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	148,462	176,692
Amortization of debt discount	12,836	12,836
Stock-based compensation	109,250	-
Stock option (recovery) expense	(93,105)	68,636
Loss on forfeited escrow deposit	199,650	-
Gain on sales of rental properties, net	(237,815)	-
Bad debt recovery	(33,016)	-
Lease costs	(330)	329
(Income) loss from interest rate swap	(79,255)	137,309
Change in operating assets and liabilities:
Accounts receivable	322,583	152,676
Deferred rent receivable	(419,553)	(239,805)
Lease incentive receivable	13,761	13,761
Prepaid expenses and other assets	(20,321)	150,957
Accounts payable	16,080	(63,080)
Accrued expenses	129,541	(21,264)
Contract liabilities	920,200	(6,840)
Security deposits payable	33,333	15,399

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,041,428	569,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental properties and improvements	-	(600,000)
Proceeds from sale of rental properties	562,075	-
Decrease (increase) in capitalized project costs	9,598	(143,361)
Investment in cost-method investees	-	(84,110)
Decrease (increase) in escrow deposits	32,900	(18,181)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	604,573	(845,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(26,858)
Net proceeds from notes payable	-	300,000
Repayment of notes payable	(37,350)	(31,413)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(37,350)	241,729

NET INCREASE (DECREASE) IN CASH	1,608,651	(34,133)

CASH, beginning of period	837,767	1,019,980

CASH, end of period	$2,446,418	$985,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$349,837	$362,045

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capitalized project costs to prepaid expenses and other assets	$-	$142,312
Common stock issued for future services	$437,000	$-

SALE OF RENTAL PROPERTIES:
Accounts receivable, net	$36,558	$-
Deferred rent receivable	444,443	-
Rental properties, net	2,632,500	-
Total decrease in assets from sale of rental properties	3,113,501	-
Less: liabilities assumed by buyers:
Accrued expenses	36,482	-
Notes payable	1,702,608	-
Security deposits payable	56,100	-
Total liabilities assumed by buyers	1,795,190	-
Decrease in net assets from sale of rental properties	(1,318,311)	-
Increase in escrow deposits due from sale of rental properties	994,051	-
Cash received from sale of rental properties	562,075	-
Gain from sale of rental properties	$237,815	$-

See accompanying notes to unaudited consolidated financial statements.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company has the following wholly owned subsidiaries:

●	Chino Valley Properties, LLC (“Chino Valley”) was organized in the State of Arizona on April 15, 2014.

●	Kingman Property Group, LLC (“Kingman”) was organized in the State of Arizona on April 15, 2014, and was dissolved on July 20, 2026, after sale of all net assets as discussed below.

●	Green Valley Group, LLC (“Green Valley”) organized in the State of Arizona on April 15, 2014, and was dissolved on July 20, 2026, after sale of all net assets as discussed below.

●	Zoned Arizona Properties, LLC (“Zoned Arizona”) was organized in the State of Arizona on June 2, 2017.

●	Zoned Advisory Services, LLC (“Zoned Advisory”) was organized in the State of Arizona on July 27, 2018.

●	Zoned Properties Brokerage, LLC (“Arizona Brokerage”) was organized in the State of Arizona on March 17, 2021.

●	ZP Data Platform 1, LLC (“ZP Data 1”) was organized in the State of Arizona on April 14, 2021 (inactive).

●	ZP Data Platform 2, LLC (“ZP Data 2”) was organized in the State of Arizona on June 21, 2022 (inactive).

●	ZP RE Holdings, LLC (“ZPRE Holdings”) was organized in the State of Arizona on September 20, 2022.

●	ZP Brokerage FL, LLC (“Florida Brokerage”) was organized in the State of Florida on October 20, 2022.

●	ZP RE MI Woodward, LLC (“ZP Woodward”) was organized in the State of Michigan on November 22, 2022 and dissolved on May 18, 2026, after sale of all net assets as discussed below.

●	ZP RE IL Ashland, LLC (“ZP Ashland”) was organized in the State of Illinois on February 14, 2024.

●	ZP RE AZ DYSART. LLC (“ZP Dysart”) was organized in the State of Arizona on May 24, 2024.

The Company also maintains a 50% equity interest in one joint venture which is inactive as of June 30, 2026 (see Note 5).

Asset Purchase Agreement Related to Management Buyout

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

Pursuant to the terms of the MBO APA, the Seller Parties agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller Parties, subject to the terms of the MBO APA, all of the Seller Parties’ rights, title and interest in and to the Company’s business, as described in the Company’s filings with the Securities and Exchange Commission (the “Business”), and the assets, properties and rights of the Seller Parties, subject to modification as set forth in the MBO APA, and other than the Excluded Assets (as defined in the MBO APA) (the “Assets”) (such transaction, the “MBO”). The Assets include, among other things, (i) the real property located at 410 S. Madison Drive, Tempe, AZ; (ii) the real property located at 13150 W. Bell Road, Surprise, AZ; (iii) the real property located at 3455 S. Ashland Avenue, Chicago, IL; (iv) the Company’s membership interests in ZPRE Holdings, Arizona Brokerage, Florida Brokerage, ZP Data 2, ZP Ohio B, LLC (“ZP Ohio B”), and Zoneomics Green, LLC (“Zoneomics Green”); (v) all rights under all contracts to which any Seller Party is a party or is bound as of the closing date that is related to the Business; (vi) all intellectual property of the Seller Parties; (vii) all prepaid expenses, security deposits, and certain other operational assets; and (vii) potentially certain additional assets that may be acquired by the Seller Parties prior to the closing of the MBO. The MBO has not closed as of the date of this Quarterly Report on Form 10-Q.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Real Estate Purchase and Sale Agreement Related to Chino Valley, Green Valley and Kingman Properties

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

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Properties was $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing was scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

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

On June 30, 2026, the closing with respect to the Green Valley Property and the Kingman Property was effectuated, and the Purchaser timely exercised its right under the Purchase Agreement to extend the closing date with respect to the Chino Property to August 31, 2026, subject to the Purchaser’s right to extend such closing date to September 30, 2026, on the terms and conditions set forth in the Purchase Agreement. Accordingly, on June 30, 2026, the Purchaser delivered a cash payment of $1.0 million, representing the portion of the aggregate purchase price for the Properties allocated to these two properties under the Purchase Agreement ($0.5 million for the Green Valley Property and $0.5 million for the Kingman Property). The net cash of $994,051 was received on July 1, 2026 and included in escrow deposits on the accompanying unaudited balance sheet as of June 30, 2026.

In connection with the potential sale of the Chino Valley property and the Assets pursuant to the MBO APA, the sale process is ongoing and is subject to shareholder approval and other contingencies, and accordingly, not all the requirements under ASC 360-45-9 related to long-lived assets held for sale have been met including the need for shareholder approval and certain contingencies exists such as local government approvals and the attainment of financing. The Company has scheduled a special meeting of shareholders for September 11, 2026. At the special meeting, stockholders will be asked to consider and vote on a proposal to approve the Asset Sale and adopt the MBO APA. There can be no assurance as to when or whether the closing conditions will be satisfied or waived, as to whether shareholders will approve the Asset Sale and adopt the MBO APA, or as to when or whether the Asset Sale will be consummated. Assuming receipt of shareholder approval at the special meeting, Zoned Properties expects to consummate the Asset Sale in the third quarter of 2026, but it cannot be certain when or if the conditions to the Asset Sale will be satisfied or, to the extent permitted, waived. The Company will reassess the classification of these assets during each subsequent period.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Agreement of Sale and Escrow Instructions related to ZP Woodward Properties

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on the Woodward Agreement with the Woodward Buyer. Pursuant to the Woodward Agreement, ZP Woodward agreed to sell to the Woodward Buyer: (i) ZP Woodward’s fee interest in the real estate property located at 23600 Woodward Avenue, Ferndale, Michigan APN No. 24-25-27-181-006 (the “Fee Property”); (ii) ZP Woodward’s vendee interest in that certain the Land Contract dated November 30, 2022 related to APNs 25-27-181-004 & 25-27-181-005, with a commonly known address of 23622 & 23616 Woodward Avenue, Pleasant Ridge, Michigan with The Thomas A. Pearlman Revocable Trust U/A/D 6/13/2005, as vendor (the “Pearlman Land Contract”); (iii) ZP Woodward’s vendee interest in that certain Land Contract dated February 23, 2023 related to APN 25-27-181-003, with a commonly known address of 23634 Woodward Avenue, Pleasant Ridge, Michigan with Gangnier Investments LLC, a Michigan limited liability company, as vendor (the “Gangnier Land Contract”); and (iv) ZP Woodward’s interest in that certain Licensed Cannabis Facility Absolute Net Lease Agreement dated December 1, 2022 with respect to the Fee Property and the (the “Woodward Lease,” and collectively with the Fee Property and land contract interests, the “Woodward Property”). The aggregate purchase price for the Woodward Property was $600,000, plus Woodward Buyer’s assumption of all obligations and outstanding balances under the Pearlman Land Contract and Gangnier Land Contract (being $1,327,606 and $375,002, respectively). At closing, ZP Woodward conveyed the Fee Property by covenant deed and assigned its interests in the Pearlman Land Contract. Gangnier Land Contract, and Lease to the Woodward Buyer, and the Woodward Buyer assumed the related obligations.

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

In connection with the closing, the parties have entered into (i) an Assignment and Assumption of Land Contract with respect to the Pearlman Land Contract among Seller, the Woodward Buyer, and Thomas A. Pearlman, Trustee of the Thomas A. Pearlman Revocable Trust u/a/d 6/13/2005 (the “Pearlman Land Contract Assignment”); (ii) an Assignment and Assumption of Land Contract with respect to the Gangnier Land contract among Seller, the Woodward Buyer, and Gangnier Investment, LLC (the “Gangnier Land Contract Assignment”); and (iii) an Assignment and Assumption of Lease among ZP Woodward, the Woodward Buyer, and Rapid Fish 2, LLC, as tenant (the “Lease Assignment” and together with the Pearlman Land Contract Assignment and Gangnier Land Contract Assignment, the “Assignment Agreements”). Each of the Assignment Agreements became automatically effective upon the consummation of the closing of the transaction contemplated by the Woodward Agreement. From and after the effective time of such closing, (i) ZP Woodward assigned to the Woodward Buyer all of its right, title, and interest in and to the applicable land contract or Lease, as applicable, and (ii) the Woodward Buyer assumed and agreed to perform all obligations of ZP Woodward arising under such agreements from and after the effective date thereof. Under the Assignment Agreements, the Woodward Buyer did not assume a liability for obligations arising prior to the effective time of the assignments, and Seller retained such pre-closing liabilities, if any. In addition, each applicable counterparty (including the land contract sellers and the tenant under the Lease) has consented to the applicable assignment and has agreed to release Seller from liabilities arising under the assigned agreements from and after the effective time of such assignment.

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

The unaudited consolidated financial statements for the six months ended June 30, 2026 and 2025 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2026 and 2025, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2026.

Going concern consideration

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had net income of $19,127, including a gain from the sale of the Green Valley, Kingman and ZP Woodward properties of $237,815, and had cash provided by operations of $1,041,428 during the six months ended June 30, 2026. Additionally, as of June 30, 2026, the Company had cash of $2,446,418 and stockholders’ equity of $3,430,648.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On April 20, 2026, the Company through its wholly owned subsidiaries, Green Valley, Kingman and Chino Valley (collectively, the “Seller”), entered into a Real Estate Purchase and Sale Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Seller agreed to sell to the Purchaser three properties consisting of (i) the Green Valley Property, (ii) the Kingman Property, and (iii) the Chino Property, and together with the Green Valley Property and Kingman Property, the “Properties”). The Purchase Agreement provides that the Purchaser is exercising purchase rights set forth in certain existing lease agreements relating to the Properties.

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Properties was $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing was scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. As discussed in Note 1, the sale of the Green Valley Property and the Kingman Property closed on the original closing date of June 30, 2026 for an aggregate cash payment of $1.0 million, which was received on July 1, 2026, net of certain costs, and the closing for the Chino Property was extended to August 31, 2026. The Purchaser has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2026 and 2025 include the collectability of accounts and other receivables, valuation of investment in equity securities, the useful life of rental properties and property and equipment, assumptions used in assessing impairment of long-term assets including rental property and investment in unconsolidated joint ventures, valuation of the lease liability and related right-of-use asset, valuation allowances for deferred tax assets, the fair value of derivative asset or liability related to interest rate swap, and the fair value of non-cash equity transactions, including options and stock-based compensation.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Risks and uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company conducts a significant portion of its business in states that have legalized and regulated cannabis. Additionally, the Company’s tenants operate in the state-legalized and state-regulated cannabis industry. Consequently, any significant economic downturn in the state markets in which the Company operates or any changes in the federal government’s enforcement of current federal laws or changes in state laws could potentially have a negative effect on the Company’s business, results of operations and financial condition. Additionally, substantially all of the Company’s real estate properties are leased under triple-net or absolute-net leases to tenants (each, a “Significant Tenant” and collectively, the “Significant Tenants”). For the six months ended June 30, 2026 and 2025, revenues associated with Significant Tenants amounted to $1,069,870 and $1,174,835, respectively, which represents 55.0% and 61.4% of the Company’s total revenues, respectively (see Note 3).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$1,927	$—	$—	$—	$—
Interest rate swap liability	$—	$—	$—	$—	$77,328	$—

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2026	Interest Rate	Maturity	Fair Value of Asset on June 30, 2026	Fair Value of Liability on December 31, 2025
December 10, 2022 interest rate swap	$4,347,283	7.65%	December 10, 2032	$1,927	$77,328

Cash

Cash is carried at cost and represents demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2026 and December 31, 2025. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2026 and December 31, 2025, the Company had approximately $1,887,000 and $328,000, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Investment in cost method investees also included an investment in equity securities of an entity over which the Company does not have a controlling financial interest or significant influence. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). This equity instrument did not have a readily determinable fair value. Accordingly, the Company elected to measure this equity security at its cost minus impairment. In applying the measurement alternative, the Company performed a qualitative impairment assessment on a quarterly basis and shall recognize an impairment loss if there are sufficient indicators that the fair value of the equity investment is less than carrying values. Changes in value are recorded in non-operating income (loss). On December 31, 2025, based on its qualitative assessment, the Company impaired its equity investment and recorded an impairment loss on equity securities of $50,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. During the year ended December 31, 2025, the Company recorded an impairment loss of $3,118,716 due to (1) the damage and demolition of its building located in Chicago, IL, where a vehicle crashed into the building, causing significant structural damage, and the City of Chicago declared the building unsafe and ordered its demolition, and (2) in an effort to avoid litigation related to the defaults under the lease, on May 1, 2026, the Company sold the Woodward Property to the New Tenant for approximately $600,000 in cash plus the assumption of the notes payable outstanding on the Woodward Property (see Note 1). As of December 31, 2025, if the Company sold the Woodward Property for $600,000, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. Accordingly, during the year ended December 31, 2025, the Company recorded an impairment loss of $2,100,000. During the six months ended June 30, 2026 and 2025, the Company did not record any impairment losses.

On June 30, 2026, the Company sold its Green Valley and Kingman Property (See Note 1)

The Company has land which is not subject to depreciation.

Escrow deposits and capitalized project costs

The Company is in the business of pursuing real estate acquisitions and investments that may include various contractual instruments to secure a property, such as an Option Agreement or a Purchase and Sale Agreement. These agreements often include the requirement to make escrow deposits and capitalized project costs. Escrow deposits include cash deposits made by the Company for the future acquisition of properties or for the option to acquire a property. In most cases, upon closing of the acquisition of a property, the escrow deposit will be applied to the purchase price. Capitalized project costs include cash invested in project-related development and due diligence costs. In some cases, the Company may discontinue pursuit of an acquisition of a property and therefore terminate an existing agreement, which can cause forfeiture of escrow deposits if those deposits are non-refundable and write off capitalized project costs. During the six months ended June 30, 2026 and 2025, the Company forfeited escrow deposits and wrote off capitalized project costs of $199,650 and $0, respectively, which is reflected in operating expenses as part of property portfolio business development costs on the accompanying unaudited consolidated statements of operations. On June 30, 2026, escrow deposits amounted to $1,100,320, which includes $994,051 received on July 1, 2026 from the sale of the Green Valley and Kingman properties. On December 31, 2025, escrow deposits amounted to $294,169.

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

JUNE 30, 2026

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

Contract liabilities

Contract liabilities include advisory fees received in advance that are deferred and recognized when the services are complete or over the actual or expected contract term, rental revenue received in advance, and other deferred revenue for when the Company receives consideration from an agreement before certain criteria have been met for revenue to be recognized in conformity with GAAP. During the six months ended June 30, 2026 and 2025, contract liabilities activities were as follows:

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance at beginning of period	$302,282	$318,951
Rental payments received in advance	62,989	1,772
Compensation received for rent concessions	965,000	-
Accretion of contract liabilities to revenue	(107,789)	(8,612)
Balance at end of period	$1,222,482	$312,111

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

The Company records revenues from rental properties for its operating leases where it is the lessor on a straight-line basis. Any revenue on the straight-line basis exceeding the monthly payment amount required on the operating lease is reflected as deferred rent. In prior years, the Company has amended certain leases which resulted in the abatement of rent. Additionally, in connection with operating leases on various properties, the Company abated certain lease payments. These rent abatements and the effect of recording rent on a straight-line basis resulted in aggregate deferred rent as of June 30, 2026 and December 31, 2025 of $1,059,523 and $1,084,413, respectively (see Note 3). Additionally, if the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive receivable and amortized as a reduction of revenue over the lease term.

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

JUNE 30, 2026

(Unaudited)

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income per common share - basic:
Net income	$73,787	$26,326	$19,127	$172,184
Less: undistributed (earnings) loss allocated to participating securities	-	-	-	-
Net income allocated to common stockholders	$73,787	$26,326	$19,127	$172,184
Weighted average common shares outstanding – basic	13,180,829	12,066,252	13,002,928	12,076,981
Net income per common share – basic	$0.01	$0.00	$0.00	$0.01

Net income per common share - diluted:
Net income allocated to common shareholders – basic	$73,787	$26,326	$19,127	$172,184
Add: interest on convertible debt	30,000	30,000	60,000	60,000
Numerator for income per common share – basic	$103,787	$56,326	$79,127	$232,184

Weighted average common shares outstanding – basic	13,180,829	12,066,252	13,002,928	12,076,981
Add: dilutive shares related to:
Stock options	-	-	-	-
Convertible debt	400,000	400,000	400,000	400,000
Weighted average common shares outstanding – diluted	13,580,829	12,466,252	13,402,928	12,476,981
Net income per common share – diluted	$0.01	$0.00	$0.00	$0.01

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2026 and 2025.

	June 30,
	2026	2025
Convertible debt	-	-
Stock options	1,206,250	1,630,000
	1,206,250	1,630,000

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

JUNE 30, 2026

(Unaudited)

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2026 and December 31, 2025 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

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

Lease Agreements with Tenants

Our property located in Chino Valley, AZ is leased by Broken Arrow Herbal Center, Inc. (“Broken Arrow”), doing business as JARS Cannabis.

Our property located in Green Valley, AZ was leased by Broken Arrow, doing business as JARS Cannabis. The Green Valley property was sold on June 30, 2026.

Our property located in Kingman, AZ was leased by CJK, Inc. (“CJK”), doing business as JARS Cannabis. The Kingman property was sold on June 30, 2026.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Our property located in Tempe, AZ is leased by VSM, LLC (“VSM”), doing business as Green Dot Labs.

Our properties located in Pleasant Ridge, MI was leased by Rapid Fish, LLC (“Rapid Fish”), doing business as NOXX Cannabis. These properties were sold on May 1, 2026.

Our property located in Chicago, IL is leased by JG IL LLC (“Justice Grown”), doing business as Justice Cannabis Co.

Our property located in Surprise, AZ is leased by The Pharm, LLC (“Sunday Goods”), doing business as Sunday Goods.

The Company considers a tenant whose annual base rent exceeds over 10% of the Company’s annual rental income to be a significant tenant (“Significant Tenants”). Through June 30, 2026, the Tempe Lease (leased by VSM), the Chino Valley Lease and Green Valley Lease (leased by Broken Arrow), and the Woodward Lease located in Pleasant Ridge (leased by Rapid Fish) were considered significant and the tenants are referred to as the Significant Tenants. Subsequent to June 30, 2026, the Company shall have no revenues from the Green Valley, Kingman and Pleasant Ridge leases.

Chino Valley, AZ

On May 1, 2018, Chino Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Chino Valley and Broken Arrow (the “2018 Chino Valley Lease”), with a term of 22 years, expiring April 30, 2040 and a fixed monthly base rent of $35,000, as well as real property taxes and other taxes levied upon or assessed against Chino Valley. In addition, pursuant to the terms of the 2018 Chino Valley Lease, Broken Arrow agreed to maintain insurance in full force during the term of the 2018 Chino Valley Lease and any other period of occupancy of the premises by Broken Arrow. On January 1, 2019, Chino Valley and Broken Arrow entered into the First Amendment to the 2018 Chino Valley Lease, pursuant to which the monthly base rent was increased from $35,000 to $40,000. Except for the increase in base rent, the terms of the 2018 Chino Valley Lease remain in full force and effect.

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

During 2025, Broken Arrow faced operational challenges that impaired their ability to meet contractual rent obligations. As of December 31, 2025, Broken Arrow remitted approximately 7% of the September to December 2025 rent due. On September 29, 2025, the Company delivered a notice of default to Broken Arrow. The Company and Broken Arrow have entered into a Consent Agreement (see below) providing for an agreement by Broken Arrow to complete payment of the full rent amount outstanding. The Company received the full rent amount outstanding on June 30, 2026.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On December 31, 2025, the Company, through its wholly owned subsidiaries Chino Valley, Green Valley, and Kingman (collectively, the “Landlords”), entered into Amended and Restated Absolute Net Lease Agreements (the “A&R Leases”) with the respective tenant entities Broken Arrow Herbal Center, Inc. (Chino Valley and Green Valley) and CJK, Inc. (Kingman) (each, a “Tenant”), each with an effective date of January 1, 2026. Each A&R Lease provides for an initial term of 14 years commencing January 1, 2026 and ending December 31, 2039, unless earlier terminated pursuant to its terms. The A&R Leases are contingent upon, among other conditions, the consummation of a change of control transaction involving the Tenant(s), including the transfer of majority ownership and control of the applicable Tenant to A&R Consultants, LLC (or its designee) and the transfer of the applicable cannabis license to A&R Consultants, LLC (or its designee). Pursuant to the A&R Leases, A&R Consultants, LLC will provide a guaranty of payment and performance in favor of each Landlord. Base rent under the A&R Leases varies by property and is set forth in the respective rent schedules (including, for example, monthly base rent of $3,500 for the Green Valley property and $4,000 for the Kingman property, and a step-up schedule for the Chino Valley property). The A&R Leases include, among other provisions, (i) a right of first refusal with a right of first refusal period of up to 60 days and (ii) a short-term exclusive option that permits the Tenant to purchase, on an all-or-none basis, the three leased properties (Chino Valley, Green Valley and Kingman) for an aggregate purchase price of $9.0 million (the “Purchase Option”). The Purchase Option was exercised on April 20, 2026 (see Note 1). In connection with the anticipated change of control transaction for the Chino Valley Tenant, on December 30, 2025, the Company, through Chino Valley Properties, LLC, entered into a Consent of Landlord and Agreement Regarding Lease (the “Consent Agreement”) with Broken Arrow Herbal Center, Inc., AC Management Group, LLC (the existing guarantor), A&R Consultants, LLC (the new guarantor) and Elevate Holdings, Group, LLC. The Consent Agreement provided, among other things, that the Landlord’s consent to the sale transaction is conditioned on the payment to Landlord at closing of (i) $389,984 for past due rent, additional rent and late charges and (ii) $965,000 as compensation for rent concessions reflected in the A&R Lease, both of which were received by the Company on March 31, 2026. Upon receipt of such amounts, the Consent Agreement provided for the release of the existing guarantor from liability for periods after closing and A&R Consultants, LLC executed a new guaranty of the A&R Lease.

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

Pursuant to the terms of the Tempe Second Amendment, among other things, and in consideration of Zoned Arizona’s agreement to enter into the Tempe Second Amendment: (i) VSM paid Zoned Arizona $300,000 (the “Assignment Fee”), (ii) VSM agreed to commit at least $3,000,000 to be spent toward capital improvements to the Premises within two years after the effective date of the Tempe Second Amendment (the “Capital Commitment”), which was satisfied as of June 1, 2025. (iii) VSM agreed to deposit an additional security deposit (the “Additional Security Deposit”) of $147,600 to be held by Zoned Arizona per the terms of the Tempe Lease, and (iv) VSM agreed to cause its affiliate, GDL Inc. (doing business as Green Dot Labs) (“GDL”) to execute and deliver to Zoned Arizona that Guaranty of Payment and Performance dated on the same date as the Tempe Amendment, which Guaranty of Payment and Performance requires GDL to guarantee and be liable for VSM’s compliance with and performance under the Tempe Lease. The Guaranty of Payment and Performance was entered into on November 30, 2022. VSM will be in default under the Tempe Lease. No other terms of the Tempe Lease were modified. Therefore, the Company’s accounting for the lease remained unchanged subsequent to the Tempe Second Amendment and Assignment.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Pursuant to ASC 842-10-25, the lease modification was not accounted for as a separate contract and the Company accounted for the modification as if it were a termination of the existing lease and the creation of a new lease that commenced on the effective date of the modification. Accordingly, the Company recorded the $300,000 as a contract liability and will amortize the $300,000 Assignment Fees into rental revenue on a straight-line basis over the remaining term of the lease through April 2040. On June 30, 2026 and December 31, 2025, contract liability related to this lease modification amounted to $238,278 and $246,890, respectively, which has been included in contract liabilities on the accompanying unaudited consolidated balance sheets.

Additionally, on the Tempe property, the Company leases parking lot space for an antenna location to a third party.

Green Valley, AZ

On May 1, 2018, Green Valley and Broken Arrow entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Green Valley and Broken Arrow (the “Green Valley Lease”), with a term of 22 years, expiring April 30, 2040. On May 29, 2020, Green Valley and Broken Arrow entered into the First Amendment (the “Green Valley Amendment”) to the Green Valley Lease, effective May 31, 2020. On December 31, 2025, Green Valley entered into an Amended and Restated Absolute Net Lease Agreements with Broken Arrow, with an effective date of January 1, 2026 (see Chino Valley above). On June 30, 2026, the Company sold the Green Valley Property and the Amended and Restated Absolute Net Lease Agreements with Broken Arrow related to Green Valley was assigned to the buyer (see Note 1).

Kingman, AZ

On May 1, 2018, Kingman and CJK entered into a Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK (the “Kingman Lease”), with a term of 22 years, expiring April 30, 2040. On May 29, 2020, Kingman and CJK entered into the First Amendment (the “Kingman Amendment”) to the Kingman Lease, effective May 31, 2020. On November 30, 2022, Kingman and CJK entered into the Second Amendment (the “Kingman Second Amendment”) to the Licensed Medical Marijuana Facility Triple Net (NNN) Lease Agreement dated May 1, 2018 between Kingman and CJK. Pursuant to the terms of the Kingman Second Amendment, CJK agreed to grant Kingman a right to terminate the Kingman Lease upon 15 days’ prior written notice in Kingman’s sole discretion, without any obligation to do so, provided that Kingman may not exercise this right to terminate if CJK is operating its business as a going concern at the premises which is the subject of the Kingman Lease. On December 31, 2025, Kingman entered into an Amended and Restated Absolute Net Lease Agreements with CJK, Inc., with an effective date of January 1, 2026 (see Chino Valley above). On June 30, 2026, the Company sold the Kingman Property and the Amended and Restated Absolute Net Lease Agreements with CJK, Inc. related to Kingman was assigned to the buyer (see Note 1).

Pleasant Ridge, MI

On November 29, 2022, ZP Woodward, as landlord, entered into a Licensed Cannabis Facility Absolute Net Lease Agreement (the “Woodward Lease”) with Rapid Fish 2 LLC, as tenant (“Woodward Tenant”), whereby ZP Woodward leased the “Woodward Property” located in Pleasant Ridge, Michigan to the Woodward Tenant. The Woodward Lease commenced on December 1, 2022 and had a term of 14 years and 4 months through March 1, 2037. The Woodward Lease contained customary obligations of the Woodward Tenant consistent with an absolute triple net lease agreement, including (i) the payment of real property taxes and other taxes, (ii) payment of insurance premiums and operating costs of ZP Woodward related to the operation of the Woodward Property, and (iii) maintenance and repair obligations to maintain the Woodward Property in first-class retail condition. The Woodward Lease contained an abatement of the full or partial rent that would otherwise have been due for the months from December 2022 to March 2023. Subsequent to the abatement period, the Woodward Lease provided for payment by the tenant of monthly base rent beginning at $40,319 per month and increasing by 3% per year over the term of the lease, as well as real property taxes and other taxes levied upon or assessed against the Company. In addition, pursuant to the terms of the Woodward Lease, the Woodward Tenant maintained insurance in full force during the term of the Woodward Lease and any other period of occupancy of the premises by the tenant.

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

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on an Agreement of Sale and Escrow Instructions (the “Woodward Agreement”) with Woodward RE 1 LLC, a Michigan limited liability company, or its nominee (“Woodward Buyer”). Pursuant to the Woodward Agreement, ZP Woodward sold to the Woodward Buyer all Michigan properties (See Note 1).

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Summary

As of June 30, 2026 and December 31, 2025, security deposits payable to the Company’s tenants amounted to $316,704 and $339,471, respectively. Future minimum lease payments primarily consist of minimum base rent payments from the Company’s tenants.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Future minimum lease payments to be received, on all remaining leased properties, for each of the five succeeding calendar years and thereafter as of June 30, 2026, consists of the following:

Future annual base rent:	Amount
2026 (remainder of year)	$996,929
2027	2,031,079
2028	2,074,083
2029	2,118,374
2030	2,163,987
Thereafter	21,631,817
Total	$31,016,269

Revenues – Significant Tenants

For the six months ended June 30, 2026 and 2025, revenues associated with Significant Tenant leases described above are summarized as follows:

	For the Six Months Ended June 30, 2026	% of Total Revenues	For the Six Months Ended June 30, 2025	% of Total Revenues
Broken Arrow	$544,507	28.0%	$560,215	29.3%
VSM	328,368	16.9%	328,368	17.1%
Rapid Fish	196,995	10.1%	286,252	15.0%
Total	$1,069,870	55.0%	$1,174,835	61.4%

Further, as of June 30, 2026 and December 31, 2025, deferred rent of $1,059,523 and $1,084,413 was due collectively from the tenants due to the abatement of rent under the lease agreements discussed above, respectively, and as of June 30, 2026 and December 31, 2025, a lease incentive receivable of $380,734 and $394,495 was due from one of the Significant Tenants, respectively, in connection with the $500,000 tenant improvement allowance provided to tenant pursuant to the Chino Valley amendment executed during the year ended December 31, 2022. Additionally, as discussed above, VSM paid Zoned Arizona the $300,000 Assignment Price. The Company considers the assignment fee paid as a part of the lease payments for the modified lease and shall amortize the $300,000 assignment fees into rental revenue on a straight-line basis over the remaining term of the modified lease through April 2040. Furthermore, in connection with the Consent Agreement discussed above, the Company received $965,000 as compensation for rent concessions reflected in the A&R Lease. The Company considers the concession compensation fee paid as a part of the lease payments for the modified A&R Lease and shall amortize the $965,000 fees into rental revenue on a straight-line basis over the remaining term of the modified A&R Lease. On June 30, 2026 and December 31, 2025 deferred revenue related to this lease modification amounted to $1,167,090 and $246,890, respectively, and is included in contract liabilities on the accompanying unaudited consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the Company had an asset concentration related to its Significant Tenants. As of June 30, 2026 and December 31, 2025, the Significant Tenants collectively leased approximately 29.9% and 47.2% of the Company’s total assets, respectively. Additionally, the Company had an asset concentration related to its Surprise, AZ property, which leased approximately 20.0% and 19.4% of the Company’s total assets as of June 30, 2026 and December 31, 2025, respectively.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 4 – RENTAL PROPERTIES

On June 30, 2026 and December 31, 2025, rental properties, net consisted of the following:

Description	Useful Life (Years)	June 30, 2026	December 31, 2025
Building and building improvements	5-39	$6,909,471	$8,158,431
Land	-	3,803,685	5,578,015
Rental properties, at cost		10,713,156	13,736,446
Less: accumulated depreciation		(3,001,937)	(3,245,660)
Rental properties, net		$7,711,219	$10,490,786

Property Acquisitions, Impairments, and Sales

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On May 1, 2026, the Company, through its wholly owned subsidiary ZP Woodward entered into and closed on the Woodward Agreement with the Woodward Buyer. Pursuant to the Woodward Agreement, ZP Woodward sold to the Woodward Buyer all Michigan properties (See Note 1). The Company sold the Woodward Property for $600,000. As of December 31, 2025, based on the potential sale of the Woodward Properties, the net carrying value of the Woodward Property of approximately $2,700,000 would exceed the $600,000 sale price by $2,100,000. Based on these conditions, the Company’s projected future cash flows, anticipated holding periods, and market conditions changed. Accordingly, during the year ended December 31, 2025, the Company recorded an impairment loss of $2,100,000.

During May and June 2026, the Company sold its Green Valley, Kingman and ZP Woodward Properties (See Note 1). In connection with the sale of these properties, during the three and six months ended June 30, 2026, the Company recorded a gain on sale of rental properties of $237,815.

For the three and six months ended June 30, 2026, gain on sale of rental properties consisted of the following:

Proceeds from sale of rental properties, net of costs	$562,075
Increase in escrow deposits for net proceeds due to the sale of rental properties	994,051
Assumption of notes payable by buyer	1,702,608
Net liabilities assumed by buyer	56,024
Reduction of rental properties, net	(2,632,500)
Write-off of deferred rent receivable	(444,443)

Gain from sale of rental properties, net	$237,815

For the six months ended June 30, 2026 and 2025, depreciation of rental properties amounted to $147,067 and $176,692, respectively.

NOTE 5 – INVESTMENT IN EQUITY METHOD UNCONSOLIDATED JOINT VENTURE, COST METHOD INVESTEE AND EQUITY SECURITIES

Investment in equity method unconsolidated joint venture

Through June 12, 2026, the Company held an investment with carrying values of $0 in Zoneomics Green, a Delaware limited liability company formed on May 1, 2021 and owned 50% by the Company. The Company accounted for this investment under the equity method of accounting as the Company exercised significant influence but did not exercise financial and operating control over this entity. Investments were reviewed for changes in circumstance or the occurrence of events that suggested an other than temporary event where the Company’s investment may not be recoverable. The Zoneomics Green team had completed the creation of the foundational design, technology platform, and market positioning for Zoneomics Green to launch in the cannabis industry; however, the project stalled. In June 2026, the Company and joint venture partner determined that there was no viable future for this project and as such Zoneomics Green was dissolved on June 12, 2026.. Accordingly. the Company has no further financial or investment obligations.

During the three and six months ended June 30, 2026 and 2025, the Company recorded no loss from unconsolidated joint ventures.

Investments in cost method investees

The Company accounts for its interests in entities where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investments are recorded at the cost to acquire the interest and any distributions received are recorded as other income. During the year ended December 31, 2025, through its wholly-owned subsidiary ZPRE Holdings, the Company invested $84,110 in ZP Ohio B, for a 5% ownership interest in ZP Ohio B, which is being accounted for under the cost method and reflected on the accompanying unaudited consolidated balance sheets under “investment in cost-method investees.” ZP Ohio B plans on developing several projects. This investment is subject to the Company’s impairment review policy. During the three and six months ended June 30, 2026, the Company received distribution income of $2,000 and $4,500. respectively. The Company did not receive any distribution income during the six months ended June 30, 2025.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 6 – NOTES PAYABLE

On June 30, 2026 and December 31, 2025, notes payable consisted of the following:

	June 30, 2026	December 31, 2025
Note payable - East West Bank	$4,333,090	$4,358,038
Notes payable - 23616 Land Contract	-	1,335,322
Note payable – 23634 Land Contract	-	379,688
Note payable - Surprise, AZ property	1,620,000	1,620,000
Total principal due on notes payable	5,953,090	7,693,048
Less: debt discount	(140,085)	(152,921)
Notes payable, net	$5,813,005	$7,540,127

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

On December 7, 2022, Zoned Arizona and the Bank entered into a First Amendment to Loan Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Zoned Arizona has elected to make its Early Amortization Election (defined in the First Amendment and Loan Agreement), which election requires Zoned Arizona to commence paying principal and interest on the MAL as set forth in the Amended Note (defined below). Except as provided in the First Amendment, the terms of the Loan Agreement remain in full force and effect. Pursuant to the terms of the Loan Agreement and First Amendment, on December 7, 2022, Zoned Arizona issued an Amended and Restated Promissory Note (the “Amended Note”) to the Bank. The Amended Note has an original principal amount of $4,500,000, a 50% loan-to-value as determined by the bank-ordered appraisal completed on the Tempe Property. The Amended Note requires Zoned Arizona to pay monthly principal and interest payments to the Bank at an interest rate equal to the prime rate plus 0.75% (7.50% and 7.50% as of June 30, 2026 and December 31, 2025, respectively). The Amended Note matures 10 years after its effective date and payments are calculated based on a 30-year amortization schedule. In connection with the Amended Note, in 2022, Zoned Arizona received gross proceeds of $4,500,000 and paid fees of $184,596.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On June 30, 2026, principal and interest due on the East West Bank Swap Note amounted to $4,333,090 and $13,994, respectively. On December 31, 2025, principal and interest due on the East West Bank Swap Note amounted to $4,358,038 and $10,092, respectively.

23616 Land Contract Note Payable

On December 5, 2022, in connection with the acquisition of the Woodward Property located in Pleasant Ridge, Michigan, the Company entered into a land contract note in the amount of $1,425,000 (the “23616 Land Contract Note Payable”). The 23616 Land Contract Note Payable bore interest at 9% per annum and was due in full as follows:

1)	60 monthly payments of principal and interest of $12,821 beginning on January 1, 2023, and

2)	A balloon payment of $1,274,117 including the remaining principal and interest on or before December 1, 2028.

On May 1, 2026, in connection with the sale of the ZP Woodward properties (see Note 1), the 23616 Land Contract Note Payable was assigned to the new owner. On June 30, 2026, principal and interest due on the 23616 Land Contract Note Payable amounted to $0. On December 31, 2025, principal and interest due on the 23616 Land Contract Note Payable amounted to $1,335,322 and $0, respectively.

23634 Land Contract Note Payable

On February 24, 2023, in connection with the Woodward Property 23634 Land Contract dated February 24, 2023, the Company entered into a land contract note payable of $430,000 (the “23634 Land Contract Note Payable”). The 23634 Land Contract Note Payable accrued interest at the rate of 7% and was payable in 48 monthly installments of $3,865, beginning April 1, 2023, until the purchase price and interest are fully paid, provided that such purchase price and all interest will be fully paid on or before March 31, 2027. On May 1, 2026, in connection with the sale of the ZP Woodward properties (see Note 1), the 23634 Land Contract Note Payable was assigned to the new owner. On June 30, 2026, principal and interest due on the 23634 Land Contract Note Payable amounted to $0. On December 31, 2025, principal and interest due on the 23634 Land Contract Note Payable amounted to $379,688 and $0, respectively.

Surprise, AZ Construction Loan Agreement

In connection with the Surprise Property, ZP Dysart entered into the Construction Loan Agreement (the “PMF Loan Agreement”), dated as of July 8, 2024, by and between ZP Dysart and Private Money Funding, LLC (“PMF”). Pursuant to the terms of the PMF Loan Agreement, PMF agreed to loan up to $1,620,000 to ZP Dysart, which loan is evidenced by a promissory note (the “PMF Note”). ZP Dysart’s obligations under the PMF Note and the PMF Loan Agreement are secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “PMF Deed”). The PMF Loan Agreement, the PMF Note, any guaranties, and all other related documents executed and delivered concurrently with the PMF Loan Agreement are referred to herein as the “PMF Loan Documents.” Pursuant to the terms of the PMF Loan Agreement, on July 8, 2024, ZP Dysart issued the PMF Note with the maximum principal amount of $1,620,000 to PMF (the “Maximum Amount”). Interest accrues at the rate of 12% per annum, with ZP Dysart paying interest only in arrears, in monthly installment payments, beginning on August 1, 2024 through July 1, 2029 (the “Maturity Date”). ZP Dysart may prepay the PMF Loan in full or in part at any time. However, during the first 48 months of the term of the loan, if ZP Dysart pays any principal payment, ZP Dysart will pay to PMF a prepayment premium equal to (i) 5% of the amount of principal prepaid in months 1-24; (ii) 2% of the amount of principal prepaid in months 25-36; and (iii) 1% of the amount of principal prepaid in months 36-48, which amount will be due and payable at the time ZP Dysart pays the principal payment. During the year ended December 31, 2024, the Company borrowed $1,020,000 of the Maximum Amount and received net proceeds of $983,940, net of origination fees and costs of $36,060. During the year ended December 31, 2025, the Company borrowed an additional $600,000 of the Maximum Amount and received net proceeds of $600,000. As of June 30, 2026 and December 31, 2025, the principal amount of the loan was $1,620,000 and $1,620,000, respectively, and accrued interest payable amounted to $16,200 and $16,200, respectively.

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

JUNE 30, 2026

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

During the six months ended June 30, 2026 and 2025, amortization of debt discount related to notes payable amounted to $12,836 and $12,836, respectively, which is included in interest expense on the accompanying unaudited consolidated statements of operations.

On June 30, 2026, future annual principal payments under the above notes payable were as follows:

Year ending June 30,	Amount
2027	$46,783
2028	49,599
2029	53,582
2030	57,886
2031	1,682,535
Thereafter	4,062,705
Total principal payments due on June 30, 2026	$5,953,090

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

As of June 30, 2026 and December 31, 2025, the principal balance due under the Abrams Debenture is $2,000,000. As of June 30, 2026 and December 31, 2025, accrued interest payable due under the Abrams Debenture amounted to $0 and $0, respectively, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. For the three months ended June 30, 2026 and 2025, interest expense related to the Abrams Debenture amounted to $30,000. For the six months ended June 30, 2026 and 2025, interest expense related to the Abrams Debenture amounted to $60,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

On December 13, 2013, the Board of Directors (the “Board”) of the Company authorized and approved the creation of a new class of preferred stock consisting of 5,000,000 shares authorized, $0.001 par value. The preferred stock is not convertible into any other class or series of stock. The holders of the preferred stock are entitled to 50 votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding. Upon liquidation, the holders of the shares will be entitled to receive $1.00 per share plus redemption provision before assets distributed to other shareholders. The holders of the shares are entitled to dividends equal to common share dividends. As of June 30, 2026 and December 31, 2025, there were 2,000,000 shares of preferred stock outstanding. Once any shares of preferred stock are outstanding, at least 51% of the total number of shares of preferred stock outstanding must approve the following transactions:

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The common shares issued above were valued at $437,000, or a per share price of $0.38, based on the quoted closing price of the Company’s common stock on the measurement date, which will be amortized into stock-based compensation expense over the services period. During the six months ended June 30, 2026, the Company recorded stock-based compensation of $109,250, and as of June 30, 2026, the Company recorded prepaid expenses of $327,750, which will be amortized over the remaining service period through December 31, 2027.

Additionally, in connection with the obligation to cover the Payroll Tax Liability as discussed above, the Company recorded additional prepaid expenses and accrued expenses of $152,950, which is equal to 35% of the cost-basis of the shares issued to cover the Payroll Tax Liability associated with the above stock issuances. During the six months ended June 30, 2026, the Company recorded compensation expense of $38,238, and as of June 30, 2026, the Company had remaining prepaid expenses of $114,712, which will be amortized over the remaining service period through December 31, 2027. As of June 30, 2026, the amount due to cover the respective Payroll Tax Liability for each recipient of $152,500 is included in accrued expenses on the accompanying unaudited consolidated balance sheet.

(C) Equity incentive plans

On August 9, 2016, the Company’s Board authorized the 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 10,000,000 shares of common stock for issuance thereunder. The 2016 Plan was approved by shareholders on November 21, 2016. The 2016 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2016 Plan authorizes the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. Restricted shares granted pursuant to the 2016 Plan are amortized to expense over the vesting period. Options vest and expire over a period not to exceed seven years. If any share of common stock underlying a stock option that has been granted ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminated, such shares shall again be available for distribution in connection with future grants and awards under the 2016 Plan. As of June 30, 2026, 956,250 stock option awards were outstanding and 956,250 options were exercisable under the 2016 Plan. As of December 31, 2025, 1,315,000 stock option awards were outstanding and 1,206,250 options were exercisable under the 2016 Plan. As of June 30, 2026 and December 31, 2025, 9,043,750 and 8,685,000 shares, respectively, were available for future issuance under the 2016 Plan.

The Company maintained its 2014 Equity Compensation Plan through its expiration date in 2024 (the “2014 Plan”). The 2014 Plan has been superseded by the 2016 Plan. Accordingly, no additional shares subject to the existing 2014 Plan will be issued. As of June 30, 2026 and December 31, 2025, options to purchase 250,000 and 250,000 shares of common stock were outstanding and exercisable pursuant to the 2014 Plan, respectively.

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

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

For the six months ended June 30, 2026 and 2025, in connection with the reversal of previously recorded stock-based option expense from the cancellation on unvested stock options, and accretion of stock-based option expense, the Company recorded stock option (recovery) expense of $(93,105) and $56,606, respectively. As of June 30, 2026, there was $0 of unvested stock-based compensation expense. The aggregate intrinsic value on June 30, 2026 was $1,850 and was calculated based on the difference between the quoted share price on June 30, 2026 of $0.455 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2026 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding at December 31, 2025	1,565,000	0.79	5.65	$8,400
Forfeited	(358,750)	0.69		-
Balance outstanding at June 30, 2026	1,206,250	$0.82	4.62	$1,850
Exercisable, June 30, 2026	1,206,250	$0.82	4.62	$1,850

Balance non-vested on December 31, 2025	358,750	$0.69	7.45	$-
Forfeited	(358,750)	0.69	-
Vested during the period	-	-	-	-
Balance non-vested on June 30, 2026	-	$-	-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2026, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the six months ended June 30, 2026 and 2025, the Company incurred a bonus to Mr. McLaren of $100,000 and $0, respectively.

Effective January 28, 2026, the Board approved an increase in the base salary of Bryan McLaren, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, by 10%, such that Mr. McLaren’s base salary was increased to $275,000.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Additionally, on August 16, 2024, the Company’s Compensation Committee approved a Compensation Memo whereby project team members may receive up to 80% bonus splits of project fees generated by transactions. Project fees may include Acquisition Fees, Management Fees, Disposition Fees, or Promote Fees. Each transaction may vary significantly in the types of fees generated and the amount of fees generated depending on project terms and conditions. In connection with such a bonus, during the six months ended June 30, 2026 and 2025, the Company incurred a bonus to Mr. Blackwell of $100,000 and $0, respectively.

Effective January 28, 2026, the Board approved an increase in the base salary of each of Berekk Blackwell, the Company’s President and Chief Operating Officer, by 10%, such that Mr. Blackwell’s base salaries was increased to $210,000.

Payroll Tax Liability

See Note 9.

401(k) Plan

On September 29, 2021, the Company’s Board adopted the Zoned Properties 401(k) Plan (the “Plan”) effective January 1, 2021. The Company contributes a matching contribution to the Plan for each employee in an amount equal to 100% of the matched employee contributions that are not in excess of 4% of the employee’s plan compensation. For the six months ended June 30, 2026 and 2025, the Company contributed $9,594 and $11,602 to the Plan, respectively.

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

JUNE 30, 2026

(Unaudited)

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

Information with respect to these reportable business segments for the three and six months ended June 30, 2026 and 2025 was as follows:

Three Months Ended June 30, 2026

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$656,370	$117,607	$-	$773,977

Operating expenses (excluding depreciation and amortization)	179,565	(120,159)	686,180	745,586
Depreciation and amortization	73,929	-	698	74,627
Income (loss) from operations	402,876	237,766	(686,878)	(46,236)
Interest expense	(141,053)	-	(31,139)	(172,192)
Other income	2,000	-	-	2,000
Gain on sale of rental properties, net	237,815	-	-	237,815
Income from derivative – interest rate swap	52,400	-	-	52,400
Income (loss) before provision for income taxes	554,038	237,766	(718,017)	73,787
Provision for income taxes	-	-	-	-
Net income (loss)	$554,038	$237,766	$(718,017)	$73,787

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Three Months Ended June 30, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$757,626	$180,148	$-	$937,774

Operating expenses (excluding depreciation and amortization)	53,026	338,755	185,621	577,402
Depreciation and amortization	87,486	-	698	88,184
Income (loss) from operations	773,284	(314,777)	(186,319)	272,188
Interest expense	(166,968)	-	(30,000)	(196,968)
Other income	-	-	25	25
Loss from derivative – interest rate swap	(48,919)	-	-	(48,919)
Income (loss) before provision for income taxes	557,397	(314,777)	(216,294)	26,326
Provision for income taxes	-	-	-	-
Net income (loss)	$557,397	$(314,777)	$(216,294)	$26,326

Six Months Ended June 30, 2026

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$1,412,100	$534,313	$-	$1,946,413

Operating expenses (excluding depreciation and amortization)	421,429	432,788	863,402	1,717,619
Depreciation and amortization	147,067	-	1,395	148,462
Income (loss) from operations	843,604	101,525	(864,797)	80,332
Interest expense	(319,753)	-	(63,022)	(382,775)
Other income	4,500	-	-	4,500
Gain on sale of rental properties, net	237,815	-	-	237,815
Loss from derivative – interest rate swap	79,255	-	-	79,255
Income (loss) before provision for income taxes	845,421	101,525	(927,819)	19,127
Provision for income taxes	-	-	-	-
Net income (loss)	$845,421	$101,525	$(927,819)	$19,127

Six Months Ended June 30, 2025

	Property Investment Portfolio	Real Estate Services	Corporate and Unallocated	Consolidated
Net revenues	$1,518,518	$393,808	$-	$1,912,326

Operating expenses (excluding depreciation and amortization)	84,957	514,592	435,126	1,034,675
Depreciation and amortization	175,297	-	1,395	176,692
Income (loss) from operations	1,258,264	(120,784)	(436,521)	700,959
Interest expense	(331,509)	-	(60,000)	(391,509)
Other income	-	-	43	43
Loss from derivative – interest rate swap	(137,309)	-	-	(137,309)
Income (loss) before provision for income taxes	789,446	(120,784)	(496,478)	172,184
Provision for income taxes	-	-	-	-
Net income (loss)	$789,446	$(120,784)	$(496,478)	$172,184

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Total assets by segment on June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

Property investment portfolio	$9,842,142	$13,160,412
Real estate services	116,750	50,262
Corporate and unallocated	3,517,472	721,802
	$13,476,364	$13,932,476

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

For the six months ended June 30, 2026 and 2025, in connection with its operating leases, the Company recorded rent expense of $22,827 and $22,812, respectively, which is included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in December 2024 was a discount rate of 9% which was based on the Company’s incremental borrowing rate.

ZONED PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

As of June 30, 2026 and December 31, 2025, ROU assets were summarized as follows:

	June 30, 2026	December 31, 2025
Office lease right of use asset	$81,974	$81,974
Less: accumulated amortization	(63,794)	(42,868)
Balance of ROU assets	$18,180	$39,106

As of June 30, 2026, future minimum base lease payments due under a non-cancelable operating lease were as follows:

Year ending June 30,	Amount
2027	$18,872
Total minimum non-cancelable operating lease payments	18,872
Less: discount to fair value	(417)
Total lease liability on June 30, 2026	$18,455

NOTE 13 – SUBSEQUENT EVENTS

Special Meeting

On July 30, 2026, the Company filed a definitive proxy statement with the SEC and distributed the proxy statement to shareholders relating to a special meeting of shareholders to be held on September 11, 2026. At the special meeting, shareholders will be asked to consider and vote on a proposal to approve the Asset Sale and adopt the MBO APA. There can be no assurance as to when or whether the closing conditions will be satisfied or waived, as to whether shareholders will approve the Asset Sale and adopt the MBO APA, or as to when or whether the Asset Sale will be consummated. Assuming receipt of shareholder approval at the special meeting, the Company expects to consummate the Asset Sale in the third quarter of 2026, but it cannot be certain when or if the conditions to the Asset Sale will be satisfied or, to the extent permitted, waived.

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

Zoned Properties maintains a portfolio of properties that it owns and leases. As of August 14, 2026, the Company leases land and/or building space at the four properties in its portfolio to licensed and regulated cannabis tenants in areas with established cannabis regulations and zoning procedures. One of the leased properties is zoned and permitted as regulated cannabis retail dispensary, two of the leased properties are zoned and permitted as regulated cannabis cultivation and processing facilities, and one property is leased for the development of a licensed medical and adult use marijuana retail dispensary.

Sale of Rental Properties

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

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Properties was $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing was scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

On June 30, 2026, the closing with respect to the Green Valley Property and the Kingman Property was effectuated, and the Purchaser timely exercised its right under the Purchase Agreement to extend the closing date with respect to the Chino Property to August 31, 2026, subject to the Purchaser’s right to extend such closing date to September 30, 2026, on the terms and conditions set forth in the Purchase Agreement. Accordingly, on June 30, 2026, the Purchaser delivered a cash payment of $1.0 million, representing the portion of the aggregate purchase price for the Properties allocated to these two properties under the Purchase Agreement ($0.5 million for the Green Valley Property and $0.5 million for the Kingman Property). The net cash of $994,051 was received on July 1, 2026.

As of June 30, 2026, a summary of rental properties owned by us consisted of the following:

Location	Tempe, AZ	Chino Valley, AZ	Chicago, IL	Surprise, AZ
Description	Industrial /Office	Greenhouse/ Nursery	Land	Retail (special use)
Current Use	Cannabis Facility	Cannabis Facility	Development	Cannabis Dispensary	Property Investment Portfolio Total
Date Acquired	March 2014	August 2015	January 2024	July 2024
Lease Start Date	May 2018	May 2018	January 2024	July 2024
Lease End Date	April 2040	April 2040	January 2039	June 2040
No. of Tenants	1	1	1	1

Land Area: (Acres)	3.65	47.60	0.37	1.11	52.73

Land Area: (Sq. Feet)	158,772	2,072,149	16,000	48,541	2,295,462

Undeveloped Land Area (Sq. Feet)	-	1,782,563	16,000	-	1,798,563

Developed Land Area (Sq. Feet)	158,772	289,586	-	48,541	496,899

Total Rentable Building Sq. Ft.	60,000	97,312	-	4,200	161,512

Vacant Rentable (Sq. Ft.)	-	-	-	-	-
				-
Sq. Ft. rented as of June 30, 2026	60,000	97,312	-	4,200	161,512

Annual Base Rent (*,**)
July 2026 to Dec 2026	$305,732	$420,000	$116,697	$154,500	$996,929
2027	611,849	865,200	240,395	313,635	2,031,079
2028	612,276	891,156	247,607	323,044	2,074,083
2029	612,715	917,891	255,036	332,732	2,118,374
2030	613,159	945,427	262,687	342,714	2,163,987
Thereafter	5,519,960	9,892,838	2,405,976	3,813,043	21,631,817
Total	$8,275,691	$13,932,512	$3,528,398	$5,279,668	$31,016,269

*	Annual base rent represents amount of cash payments due from tenants.
**	For Tempe, AZ, table includes rental income generated from the lease of parking lot space used by a third party as an antenna location.

Annualized $ per Rented Sq. Ft. (Base Rent)

Year	Tempe, AZ	Chino Valley, AZ	Chicago, IL	Surprise, AZ
2026	$9.8	$10.8	$-	$72.5
2027	$9.8	$10.8	$-	$74.7
2028	$9.8	$10.8	$-	$76.9
2029	$9.8	$10.8	$-	$79.2
2030	$9.8	$10.8	$-	$81.6

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

The parties to the MBO APA also acknowledged and agreed that between January 15, 2026 and the closing of the MBO, the Company may sell the real estate assets located at 23622-23634 Woodward Avenue, Pleasant Ridge, MI (the “Pleasant Ridge Assets”) to a third party for a purchase price to be determined. On MAY 1, 2026, THE {Pleasant Ridger Assets were sold and accordingly, will not be included in the “Assets” for purposes of the MBO APA.

The parties to the MBO APA further acknowledged and agreed that between January 15, 2026 and the closing, the Company may sell the real estate assets located at 2144 N. Road 1 East, Chino Valley, AZ; 2095 Northern Avenue, Kingman, AZ; and 1732 W. Commerce Point Place, Green Valley, AZ (collectively, the “CKG Properties”) to a third party for a total purchase price of $9,000,000 (the “CKG Purchase Price”), of which $4,000,000 is expected to be paid in cash and $5,000,000 is expected to be paid via a promissory note payable to the Company (the “CKG Note”). In the event that the sale of the CKG Properties is not consummated prior to the closing, then the CKG Properties will be deemed included in the “Assets” and the Purchase Price will be increased by the amount of the CKG Purchase Price. On June 30, 2026, the Green Valley and Kingman properties were sold and accordingly, the Green Valley and Kingman properties will not be included in the “Assets,” but the CKG Note will be included in the “Assets” for purposes of the MBO APA, and the Purchase Price will be increased by the principal amount of the CKG Note.

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

On July 30, 2026, the Company filed a definitive proxy statement with the SEC and distributed the proxy statement to shareholders relating to a special meeting of shareholders to be held on September 11, 2026. At the special meeting, shareholders will be asked to consider and vote on a proposal to approve the Asset Sale and adopt the MBO APA. There can be no assurance as to when or whether the closing conditions will be satisfied or waived, as to whether shareholders will approve the Asset Sale and adopt the MBO APA, or as to when or whether the Asset Sale will be consummated. Assuming receipt of shareholder approval at the special meeting, Zoned Properties expects to consummate the Asset Sale in the third quarter of 2026, but it cannot be certain when or if the conditions to the Asset Sale will be satisfied or, to the extent permitted, waived.

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

Going concern consideration

Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our unaudited consolidated financial statements, the Company had net income of $19,127 and had cash provided by operations of $1,041,428 for the six months ended June 30, 2026. Additionally, as of June 30, 2026, the Company had cash of $2,446,418 and stockholders’ equity of $3,430,648.

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

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Properties was $9.0 million, allocated as follows: (i) $8.0 million for the Chino Property, (ii) $500,000 for the Kingman Property, and (iii) $500,000 for the Green Valley Property. The Purchaser is required to deposit $400,000 into escrow, of which $100 constitutes independent contract consideration payable to the Seller. Subject to the terms of the Purchase Agreement, the purchase price is to be paid through a combination of (i) $4.0 million in cash and (ii) a $5.0 million promissory note to be secured by a deed of trust. The Purchase Agreement provides that, following closing, such seller financing is to be the only debt or lien permitted to encumber the Properties until the note has been paid in full and the deed of trust has been released of record.

The closing was scheduled to occur on June 30, 2026, unless extended in accordance with the Purchase Agreement. The Purchaser has the right, in its sole discretion, to extend the closing date to August 31, 2026, by timely written notice. If that extension right is exercised, the Purchase Agreement provides that the acquisitions of the Green Valley Property and the Kingman Property would close on the original closing date for an aggregate cash payment of $1.0 million, and the closing for the Chino Property would be extended to August 31, 2026. If the first extension right is timely exercised, the Purchaser also has a further right to extend the closing for the Chino Property to September 30, 2026, by timely written notice and by delivering an additional $1.0 million supplemental deposit to the escrow agent, which supplemental deposit is nonrefundable except in the case of an uncured seller default. Except as expressly provided in connection with a timely exercised extension, the Purchase Agreement contemplates an all-or-none closing involving all three Properties.

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

On June 30, 2026, the closing with respect to the Green Valley Property and the Kingman Property was effectuated, and the Purchaser timely exercised its right under the Purchase Agreement to extend the closing date with respect to the Chino Property to August 31, 2026, subject to the Purchaser’s right to extend such closing date to September 30, 2026, on the terms and conditions set forth in the Purchase Agreement. Accordingly, on June 30, 2026, the Purchaser delivered a cash payment of $1.0 million, representing the portion of the aggregate purchase price for the Properties allocated to these two properties under the Purchase Agreement ($0.5 million for the Green Valley Property and $0.5 million for the Kingman Property). The net cash of $994,051 was received on July 1, 2026.

There can be no assurance as to when or whether the closing conditions with respect to the Asset Sale and the MBO APA will be satisfied or waived, as to whether shareholders will approve the Asset Sale and adopt the MBO APA, or as to when or whether the Asset Sale will be consummated. This Quarterly Report on Form 10-Q does not constitute a solicitation of any vote or approval. Shareholders and investors are urged to read the definitive proxy statement and other relevant documents filed with the SEC carefully and in their entirety because they contain important information about the proposed transaction.

In connection with the potential sale of the Chino Valley property and the Assets pursuant to the MBO APA, the sale process is ongoing and is subject to shareholder approval and other contingencies, and accordingly, not all the requirements under ASC 360-45-9 related to long-lived assets held for sale have been met including the need for shareholder approval and certain contingencies exists such as local government approvals and the attainment of financing.

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

If the Company sells some or all of its remaining properties, it will have minimal or no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. There can be no assurance that the Company will sell its properties. If the Company sells its properties, the Company’s cash flow provided by operating activities would decrease substantially and the Company may need to raise capital through debt and/or equity financings to fund any ongoing operations, may need to curtail its operations, or may decide the liquidate the Company. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended June 30, 2026 and 2025, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2026 and 2025.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenues

For the three and six months ended June 30, 2026 and 2025, revenues by reportable business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Property investment portfolio	$656,370	$757,626	$1,412,100	$1,518,518
Real estate services	117,607	180,148	534,313	393,808
Total revenues	$773,977	$937,774	$1,946,413	$1,912,326

All of the Company’s real estate properties are leased under absolute-net or triple-net leases with our tenants. Due to the sale of our Green Valley, Kingman and Woodward properties during May and June 2026, our property investment portfolio revenues decreased during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30. 2025, and we expect property investment portfolio revenues to decrease subsequent to June 30, 2026.

Operating expenses

For the three months ended June 30, 2026, operating expenses amounted to $820,213, as compared to $665,586 for the three months ended June 30, 2025, representing an increase of $154,627, or 23.2%. For the six months ended June 30, 2026, operating expenses amounted to $1,866,081, as compared to $1,211,367 for the six months ended June 30, 2025, representing an increase of $654,714, or 54.1%. For the three and six months ended June 30, 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation and benefits	$265,395	$341,306	$435,574	$626,974
Professional fees	287,565	58,013	430,075	135,774
Brokerage fees	62,086	75,224	432,703	75,224
General and administrative expenses	93,827	68,854	144,124	120,694
Depreciation and amortization	74,627	88,184	148,462	176,692
Real estate taxes	31,713	38,005	70,493	76,009
Property portfolio business development costs	5,000	-	204,650	-
Total	$820,213	$665,586	$1,866,081	$1,211,367

●	For the three months ended June 30, 2026, compensation and benefit expense decreased by $75,911, or 22.2%, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to an overall decrease in compensation and related benefits of $118,506, offset by an increase in stock-based compensation of $42,595 related to accretion of stock-based compensation incurred from the issuance of common shares for services rendered. For the six months ended June 30, 2026, compensation and benefit expense decreased by $191,400, or 30.5%, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to an overall decrease in compensation and related benefits of $138,909 and a decrease in stock-based compensation of $52,491 attributable to (a) the reversal of previously recorded stock-based stock option expense of $161,741 due to the cancellation of unvested stock options and b) an increase in stock-based compensation of $109,250 from the issuance of common shares for services rendered.

●	For the three months ended June 30, 2026, professional fees increased by $229,552, or 395.7%, as compared to the three months ended June 30, 2025. This increase was primarily attributable to an increase in legal fees of $204,262, an increase in consulting fees of $25,143, and an increase in other professional fees of $147. For the six months ended June 30, 2026, professional fees increased by $294,301, or 216.7%, as compared to the six months ended June 30, 2025. This increase was primarily attributable to an increase in legal fees of $256,770, an increase in consulting fees of $35,785, and an increase in other professional fees of $1,746. The increase in legal for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily attributable to activity incurred in connection with the sale of rental properties and the management buyout agreement.

●	For the three months ended June 30, 2026 and 2025, we recorded brokerage fees amounting to $62,086 and $75,224, respectively, representing a decrease of $13,138, or 17.5%. For the six months ended June 30, 2026 and 2025, we recorded brokerage fees amounting to $432,703 and $75,224, respectively, representing an increase of $357,479, or 475.2%. Brokerage fees occur as the result of various percentage-based commission splits we pay to our licensed brokerage team members who participate in various real estate listing transactions.

●	General and administrative expenses consist of expenses such as rent expense, bad debt expense, insurance expense, travel expenses, office expenses, telephone and internet expenses, advertising and marketing expense, and other general operating expenses. For the three months ended June 30, 2026, general and administrative expenses increased by $28,973, or 44.7%, as compared to the three months ended June 30, 2025, primarily due to an increase in insurance expense of $38,829 related to an increase in directors and officers liability insurance premiums incurred, offset by a decrease in other general and administrative expenses of $9,856. For the six months ended June 30, 2026, general and administrative expenses increased by $23,430, or 19.47%, as compared to the six months ended June 30, 2025, primarily due to an increase in insurance expense of $77,658 related to an increase in directors and officers liability insurance premiums incurred, offset by the recording of bad debt recovery of $33,015 during the 2026 period and a decrease in other general and administrative expenses of $21,213.

●	For the three months ended June 30, 2026, depreciation expense decreased by $13,557, or 15.4%, as compared to the three months ended June 30, 2025 due to a decrease in depreciable rental properties. For the six months ended June 30, 2026, depreciation expense decreased by $28,230, or 16.0%, as compared to the six months ended June 30, 2025 due to a decrease in depreciable rental properties.

●	For the three months ended June 30, 2026, real estate taxes decreased by $6,292, or 16.6%, as compared to the three months ended June 30, 2025.

For the six months ended June 30, 2026, real estate taxes decreased by $5,516, or 7.3%, as compared to the six months ended June 30, 2025. The decrease was attributable to the sale of our Woodward properties.

●	For the three months ended June 30, 2026, property portfolio business development costs increased by $5,000, or 100.0%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, property portfolio business development costs increased by $204,650, or 100.0%, as compared to the six months ended June 30, 2025. Property portfolio business development costs are costs related to forfeited escrow deposits and the write off of development costs related to projects which we decided not to pursue due to the rejection of permits and licensing by local governments or likelihood that the project would proceed.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2026, (loss) income from operations amounted to $(46,236), as compared to income from operations of $272,188 for the three months ended June 30, 2025, representing a decrease of $318,424, or 117.0%. As a result of the factors described above, for the six months ended June 30, 2026, income from operations amounted to $80,332, as compared to income from operations of $700,959 for the six months ended June 30, 2025, representing a decrease of $620,627, or 88.5%.

Other (expenses) income, net

Other (expense) income, net primarily includes interest expense incurred on debt with third parties and also includes other income (expense). For the three months ended June 30, 2026 and 2025, total other income (expenses), net amounted to $120,023 and $(245,862), respectively, representing a positive change of $365,885, or 148.8%. This positive change was attributable to a decrease in interest expense of $24,751, primarily related to a decrease in notes payable, and a positive change in gain or loss in fair value from an interest rate swap of $101,319, the recording of a gain from the sale of rental properties of $237,815, and an increase in other income of $2,000. For the six months ended June 30, 2026 and 2025, total other expenses, net amounted to $61,205 and $528,775, respectively, representing a decrease of $467,570, or 88.4%. This decrease was attributable to a decrease in interest expense of $8,691, primarily related to a decrease in notes payable, and a positive change in gain or loss in fair value from an interest rate swap of $216,564, the recording of a gain from the sale of rental properties of $237,815, and an increase in other income of $4,500.

Net income

As a result of the foregoing, for the three months ended June 30, 2026, net income amounted to $73,787, or $0.01 per common share (basic and diluted), and for the three months ended June 30, 2025, net income amounted to $26,326, or $0.00 per common share (basic) and $0.01 per common share (diluted). As a result of the foregoing, for the six months ended June 30, 2026, net income amounted to $19,127, or $0.00 per common share (basic and diluted), and for the six months ended June 30, 2025, net income amounted to $172,184, or $0.01 per common share (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,446,418 and $837,767 as of June 30, 2026 and December 31, 2025, respectively.

Our primary uses of cash have been for the acquisition of new property investments, compensation and benefits, fees paid to third parties for professional services, real estate taxes, general and administrative expenses, and the development of rental properties and other lines of business. Additionally, our cash decreased due to the sale of revenue producing properties. All funds received have been expended in the furtherance of growing the business. We receive funds from the collection of rental income, and real estate services, which primarily includes advisory fees and brokerage fees. The following trends are reasonably likely to result in changes in our liquidity over the near term to long term:

●	An increase in working capital requirements to finance our current business,

●	The cost of being a public company,

●	A decrease in property investment portfolio revenues due to the sale of rental properties, and

●	A decrease in investments in rental properties.

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

See also “Overview—Management Buyout Asset Purchase Agreement.”

Cash Flow

For the Six Months Ended June 30, 2026 and 2025

Net cash flow provided by operating activities was $1,041,428 for the six months ended June 30, 2026, as compared to net cash flow provided by operating activities of $569,790 for the six months ended June 30, 2025, representing an increase of $471,638, or 82.8%.

●	Net cash flow provided by operating activities for the six months ended June 30, 2026 primarily reflected net income of $19,127, adjusted for the add-back of non-cash items consisting of depreciation of $148,462, amortization of debt discount of $12,836, stock-based compensation expense of $109,250, net recovery of stock-based stock option expense of $93,105, loss of forfeited escrow deposits and development costs of $199,650, a gain on sale of rental properties of $237,815, bad debt recovery of $33,016, and income from the changes in fair value from an interest rate swap of $79,255, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $322,583, an increase in deferred rent of $419,553 attributable to the modification of lease agreements, a decrease in lease incentive receivable of $13,761, an increase in prepaid expenses and other current assets of $20,321, an increase in accounts payable of $16,080, an increase in accrued expenses of $129,541, an increase in contract liabilities of $920,200, and an increase in security deposits payable of $33,333.

●	Net cash flow provided by operating activities for the six months ended June 30, 2025 primarily reflected net income of $172,184, adjusted for the add-back of non-cash items consisting of depreciation of $176,692, amortization of debt discount of $12,836, accretion of stock-based stock option expense of $68,636, and loss from the changes in fair value from an interest rate swap of $137,309, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $152,676, an increase in deferred rent of $239,805 attributable to rent abatement on our new tenant leases at our Chicago, Illinois and Surprise, AZ properties, a decrease in lease incentive receivable of $13,761, a decrease in prepaid expenses of $150,957, a decrease in accounts payable of $63,080, a decrease in accrued expenses of $21,264, a decrease in contract liabilities of $6,840, and an increase in security deposits payable of $15,399.

For the six months ended June 30, 2026, net cash flow provided by investing activities amounted to $604,573, as compared to net cash used in investing activities of $845,652 for the six months ended June 30, 2025, representing a positive increase of $1,450,225. For the six months ended June 30, 2026, net cash provided by investing activities was attributable to the receipt of proceeds from the sale of rental properties of $562,075, a decrease in escrow deposits of $32,900 and a decrease in capitalized project costs of $9,598. During the six months ended June 30, 2025, net cash used in investing activities was attributable to the purchase of rental properties and improvements of $600,000, an increase in investments in cost method investee of $84,110, an increase in escrow deposits of $18,181 and an increase in capitalized project costs of $143,361.

During the six months ended June 30, 2026 and 2025, net cash (used in) provided by financing activities amounted to $(37,350) and $241,729, respectively. For the six months ended June 30, 2026, net cash used in financing activities consisted of cash used for the repayment of notes payable of $37,350. During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds from a note payable of $300,000, offset by cash used for the repayment of notes payable of $31,413 and cash used for the purchase of treasury shares of $26,858.

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

The following tables summarize our contractual obligations as of June 30, 2026, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (dollars in thousands),
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes	$2,000	$-	$-	$2,000	$-
Interest on convertible notes	390	120	240	30	-
Notes payable	5,953	47	103	1,740	4,063
Total	$8,343	$167	$343	$3,770	$4,063

Off-balance Sheet Arrangements

Other than discussed herein, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us. Our off-balance sheet arrangement includes the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our bank swap note payable. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of June 30, 2026, the notional amount of our interest rate swaps was $4,347,283. In interest rate swaps, the notional amount is the specified value upon which interest rate payments will be exchanged. The notional amount in interest rate swaps is used to come up with the amount of interest due.

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

Information regarding the interest rate swap is as follows:

Description	Notional Amount on June 30, 2026	Interest Rate	Maturity	Fair Value of Asset on June 30, 2026	Fair Value of Liability on December 31, 2025
December 7, 2022 interest rate swap	$4,347,283	7.65%	December 10, 2032	$1,927	$77,328

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
10.1	Real Estate Purchase and Sale Agreement, dated April 20, 2026 by and between Green Valley Group, LLC, Kingman Property Group, LLC, Chino Valley Properties, LLC, and Broken Arrow Herbal Center, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2026).
10.2	Agreement of Sale and Escrow Instructions, dated May 1, 2026, by and between ZP RE MI Woodward, LLC and Rapid Fish, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoned Properties, Inc. (Registrant)

Date: August 14, 2026	/s/ Bryan McLaren
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)